Form 10QSB
period 2000-06-30
APOGEE TECHNOLOGY INC
filed 2000-08-15
CIK 823876

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________  to  _____________

                       Commission file number 000-17053

                            Apogee Technology, Inc.
            (Exact name of registrant as specified in its charter)

                DELAWARE                                04-3005815
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)


                129 MORGAN DRIVE, NORWOOD, MASSACHUSETTS 02062
                   (Address of principal executive offices)


                                (781) 551-9450
                           Issuer's telephone number


                                NOT APPLICABLE.
             (Former name, former address and former fiscal year,
                         if changed since last report)



               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities after a plan confirmed by a court.
                                Yes [ ] No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares of each of the Issuer's classes of common equity, as
of the latest practicable date:   As of June 30, 2000,  there were  4,669,522
shares of Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ] No[X]

                            APOGEE TECHNOLOGY, INC.

             INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                          QUARTER ENDED JUNE 30, 2000

                                                                            PAGE
                                                                            ----
                         Part I - Financial Information

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets at June 30, 2000 and
           December 31, 1999................................................   3
         Condensed Consolidated Statements of Operations and Accumulated
           Deficit for the Three and Six Months Ended June 30, 2000 and
           June 30, 1999....................................................   4
         Condensed Consolidated Statements of Cash Flows for the six Months
           Ended June 30, 2000 and June 30, 1999............................   5
         Notes to Condensed Consolidated Financial Statements...............   6

Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................   8

Item 3 - Quantitative and Qualitative Disclosure About Market Risk..........  10


                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..................................................  10

Item 2 - Changes in Securities..............................................  10

Item 3 - Defaults Upon Senior Securities....................................  10

Item 4 - Submission of Matters to a Vote of Security Holders................  10

Item 5 - Other Information..................................................  10

Item 6 - Exhibits and Reports on Form 8-K...................................  10

Signatures..................................................................  11

Exhibit Index...............................................................  12

                     APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30,  DECEMBER 31,
                                                            2000       1999
                                                            ----       ----
                     ASSETS                                         (Audited)
                     ------
CURRENT ASSETS:
    Cash............................................  $    12,035   $     2,629
    Accounts receivable.............................          -.-        50,558
    Prepaid expenses................................       32,643        13,304
    Subscriptions receiveable.......................          -.-       100,000
                                                      -----------   -----------
      Total current assets..........................       44,678       166,491
                                                      -----------   -----------
EQUIPMENT, AT COST, NET OF ACCUMULATED
      DEPRECIATION OF $71,043 AND $64,011...........       38,410        30,459
                                                      -----------   -----------
OTHER ASSETS:
    Digital Amplifier patent, net of amortization
      of $47,450 and $41,764........................       24,969        28,558
                                                      -----------   -----------


                                                      $   108,057   $   225,508
                                                      ===========   ===========
             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES:
    Bank line of credit.............................  $       -.-   $   200,000
    Accounts payable and accrued expenses...........      196,237       294,927
    Loans payable - stockholders....................      215,168       295,168
    Accrued interest - stockholders.................       61,600        51,529
    Subscription deposit............................          -.-        20,000
                                                      -----------   -----------
      Total current liabilities.....................      473,005       861,624
                                                      -----------   -----------

STOCKHOLDERS' DEFICIENCY
    Common stock, $.01 par value;
    9,000,000 shares authorized, 4,669,522 and
      4,155,022 shares issued and outstanding in
      2000 and 1999, respectively...................       46,695        41,550

    Common stock subscribed (-0- and 165,000 shares,
      respectively).................................          -.-       330,000
    Additional paid-in capital......................    7,501,588     6,287,233
    Accumulated deficit.............................   (7,913,231)   (7,294,899)
                   Total stockholder' deficiency....     (364,948)     (636,116)
                                                      -----------   -----------
                                                      $   108,057   $   225,508
                                                      ===========   ===========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT

                                          Three Months Ended                Six Months Ended
                                               June 30,                         June 30,
                                               --------                         --------
                                          2000            1999             2000            1999
                                          ----            ----             ----            ----
COSTS AND EXPENSES:
  Research and development........  $   150,886     $   170,230     $    277,474     $   261,982
  Selling, general and
    administrative................      147,616          72,516          324,077         135,081
                                    -----------     -----------     ------------     -----------

                                        298,502         242,746          601,551         397,063
                                    -----------     -----------     ------------     -----------

LOSS BEFORE OTHER EXPENSES             (298,502)       (242,746)        (601,551)       (397,063)
                                    -----------     -----------     ------------     -----------
OTHER EXPENSES
  Interest expense................       (6,279)         (7,225)         (16,781)        (14,430)
  Loss on disposal of asset.......          -.-             -.-              -.-            (320)
                                    -----------     -----------     ------------     -----------
                                         (6,279)         (7,225)         (16,781)        (14,750)
                                    -----------     -----------     ------------     -----------
    NET LOSS......................     (304,781)       (249,971)        (618,332)       (411,813)

Accumulated deficit - beginning...   (7,608,450)     (6,394,334)      (7,294,899)     (6,232,492)
                                    -----------     -----------     ------------     -----------
ACCUMULATED DEFICIT - ENDING......  $(7,913,231)    $(6,644,305)    $(7,913,231)     $(6,644,305)
                                    ===========     ===========     ============     ===========


BASIC AND DILUTED LOSS PER
  COMMON SHARE....................       $(0.06)         $(0.10)          $(0.14)         $(0.13)
                                    ===========     ===========     ============     ===========
BASIC AND DILUTED WEIGHTED AVERAGE
  OF COMMON SHARES OUTSTANDING....    4,377,522       3,106,156        4,348,181       3,106,156
                                    ===========     ===========     ============     ===========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                               --------
                                                         2000            1999
                                                         ----            ----
CASH FLOWS FROM OPERATIONS
  Net loss........................................... $(618,332)      $(411,813)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Loss on sale of assets...........................       -.-             320
    Accrued interest - stockholders..................    10,071          12,792
    Depreciation and amortization....................    12,719          10,892
    Change in operating assets and liabilities:......
       Accounts receivable...........................    50,558             -.-
       Prepaid expenses..............................   (19,339)            669
       Accounts payable and accrued expenses.........   (98,690)         (2,505)
                                                      ---------       ---------
          Net cash provided by operating activities..  (663,013)       (389,645)
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment..............................   (14,983)         (7,748)
  Patent costs.......................................    (2,098)           (289)
                                                      ---------       ---------
          Net cash used in investing activities......   (17,081)         (8,037)
                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Bank Loan............................       -.-         150,000
  Proceeds from common stock subscriptions...........   909,500         135,000
  Other capital contributions........................       -.-          29,166
  Proceeds of loans from stockholders................       -.-         104,000
  Repayments of stockholder loans....................   (20,000)        (20,000)
  (Decrease) Increase in bank overdraft..............       -.-           7,400
  Repayment of capital lease obligations.............       -.-          (7,884)
  Repayment of bank loan.............................  (200,000)            -.-
                                                      ---------       ---------
          Net cash provided by financing activities..   689,500         397,682
                                                      ---------       ---------
Increase in cash.....................................     9,406             -.-
Cash - beginning.....................................     2,629             -.-
                                                      ---------       ---------
Cash - ending........................................ $  12,035   $  -.-
                                                      =========   =============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999


1. BASIS OF PRESENTATION

     The condensed consolidated interim financial statements have been prepared in accordance with the requirements of Regulation SB and with the instructions to Form 10Q-SB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 1999.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The financial statements include the accounts of Apogee Technology, Inc. ("Technology"), and its wholly owned subsidiary, DUBLA, Inc. (collectively the "Company"). All significant intercompany transactions and accounts have been eliminated.

     The Company is engaged in the development and design of digital amplifier technology. The Company is presently focused on computer based audio and entertainment media applications derived from its all-digital amplifier design trademarked as Direct Digital Amplification (DDX(R)).

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has negative working capital, a stockholders' deficiency, recurring losses, and had no operations other than development or any significant current income, all of which raise substantial doubt about its ability to continue as a going concern. The Company plans to raise capital to commercialize and license its digital amplifier technology. The continued viability of the Company is dependent upon its ability to successfully develop and market the aforementioned application for its digital amplifier technology and raise sufficient funds for such purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. BANK LINE OF CREDIT

     In April 2000, the Company converted its bank line of credit into a revolving line of credit with maximum borrowings of up to $200,000. The line matures in January 2001, and calls for interest at prime plus 1%, with an initial rate of 10%. The line is secured by the assets of the Company and is personally guaranteed by a director of the Company. In May 2000, the Company repaid the entire outstanding balance on this line. As of June 30, 2000, the Company had no borrowings under this line.

3. STOCK TRANSACTIONS

     In April 2000, the Company issued 40,000 shares of common stock at $0.55 per share and 2,000 shares of common stock at $1.25 per share for options exercised by three directors of the Company pursuant to the 1997 stock option plan.

     In June 2000, the Company issued 250,000 shares at $3 per share pursuant to a private placement in the amount of $750,000.

4. STOCK OPTIONS

     In April 2000, the Board of Directors, subject to stockholder approval, authorized an increase in the shares available under the 1997 incentive stock option plan from 300,000 to 600,000, and awarded options to purchase 58,500 shares to seven employees at $3.38 per share.

     In April 2000, the Company awarded an executive officer of the Company options to purchase 25,000 shares of common stock at $3.00 per share.

     In May 2000, the Company awarded a director nonqualified options to purchase 40,000 shares of common stock at $2.48 per share.

     In June 2000, the Company granted stock options to two employees for the purchase of 5,000 shares each of common stock at $2.50 and $3.00 per share, respectively.

5. SUBSEQUENT EVENTS

     In July 2000, the Company granted an employee options to purchase 25,000 shares of common stock at $4.15 per share.

     In July 2000, a former director and officer of the Company exercised his vested stock options to purchase 10,000 shares of common stock at $1.25 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three- and Six- Month Periods Ended June 30, 2000 and June 30, 1999.

GENERAL

     The following Discussion and Analysis of the Company's Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the related Notes included elsewhere in this Report. This discussion contains, in addition to historical statements, express or implied forward-looking statements. The words "believes," "expects," "anticipates," "may," "will," "should," "intends," "forecasts," "projects," "plans," "estimates" and similar expressions identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and financial performance or operations and speak only as of the date the statements are made. Such forward-looking statements involve risks and uncertainties and readers are cautioned not to place undue reliance on forward-looking statements. The Company's actual results may differ materially from such statements. Factors that cause or contribute to such differences include, but are not limited to, the Company's limited operating history in its present business, unpredictability of operating results, loss of market share and pressure on prices from competition in various aspects of its business, the risks of rapid growth, the Company's dependence on key personnel, uncertainty of product acceptance, inability to timely develop and introduce new technologies, products and applications, changes in the level of activity in the audio industry, changes in economic conditions and an inability to obtain financing, as well as those discussed elsewhere in this Form 10-QSB. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in such forward-looking statements will be realized. The inclusion of such forward-looking information should not be regarded as a representation by the Company or any other person that the future events, plans or expectations contemplated by the Company will be achieved. The Company undertakes no obligation to publicly update, review or revise any forward-looking statements to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

OVERVIEW

     Prior to 1995, the Company was in the business of engineering, manufacturing and marketing high quality, high-end patented ribbon loudspeaker systems for use in home audio and video entertainment systems. The Company discontinued this loudspeaker business in 1994. Since 1995, the Company's business has shifted to the design and marketing of digital amplifier technology, DDX(R). The Company has completed development of its first DDX software, semiconductor and amplifier products and has entered into one licensing agreement but has not yet begun to generate revenues from the sale of its DDX products. The Company has incurred net losses of approximately
$1.1 million for the year ended December 31, 1999 and just under $1 million for each of the years ended December 31, 1998 and December 31, 1997. At December 31, 1999, the Company had an accumulated deficit of $7,294,899, of which approximately $4 million was attributable to the Company's now defunct loudspeaker business. These net losses and accumulated deficit (since 1995) result primarily from the costs associated with the Company's DDX development efforts. DDX development costs during 1996 and 1997 were used to develop the conceptual design and to market the solution to potential customers. With the design concept validated, efforts during 1998 and 1999 were devoted to converting the concept into semiconductor solutions. This activity was performed using internal and external engineering resources. Additional development costs were incurred during 1999 to fabricate engineering device samples.

RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

     Revenues. The Company did not generate any revenues for the three- and six-month periods ended June 30, 2000 and June 30, 1999.

     Research and Development Expenses. Research and development expenses decreased approximately 11% to $150,886 in the quarter ended June 30, 2000 compared with $170,230 for the same period in 1999. Research and development expenses would have increased 15% in this period compared to the same period in 1999 but for a one-time period charge of $38,500 for consulting expenses incurred in connection with the advancement of certain product development efforts during the second quarter of 1999. For the six-month period ended June 30, 2000, research and development expenses increased 6% to $277,474 compared with $261,982 for the same period in 1999. These increases over the three- and six-month periods resulted primarily from greater personnel expenses, including the hiring in the quarter ended June 30, 2000 of a vice president of engineering and planning, as the Company continued to expand its new product design and development capabilities and completed the development of its first DDX products. The Company is strongly committed to accelerating its research and development and new product development efforts and expects expenses in this area to continue to grow significantly.

     Selling, General and Administrative Expenses. SG&A expenses increased approximately 104% to $147,616 in the quarter ended June 30, 2000 compared with $72,516 for the same period in 1999. For the six-month period ended June 30, 2000, SG&A expenses increased 140% to $324,077 compared with $135,081 for the same period in 1999. These increases reflect the Company's increased efforts to market its first DDX products. In the quarter ended June 30, 2000, the Company hired a new chief operating officer as well as a vice president of engineering and planning and, for the first time during the past three years, Apogee began to incur executive compensation expenses. The Company also incurred additional expenses in the three- and six-month periods ended June 30, 2000 as it hired marketing consultants to help promote its first DDX products. The higher percentage increase in the six-month period rather than the three-month period ended June 30, 2000 is a reflection of one-time, first quarter 2000, higher legal expenses incurred in connection with the Company's re-registration under the Exchange Act of 1934 and higher accounting fees incurred in connection with the auditing of the company's financials for the three years ended December 31, 1999 required for the Exchange Act registration.

     Net Loss. The Company's net loss for the six-month period ended June 30, 2000 totaled $618,332, or $0.14 per basic and diluted common share, compared to a loss of $411,813, or $0.13 per basic and diluted common share, for the six-month period ended June 30, 1999. This increase was a result, primarily, of increased research and development costs as well as higher marketing and sales and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had approximately $12,035 in cash compared to $2,629 at December 31, 1999. The Company has a revolving line of credit with one bank in the amount of $200,000, which, as of June 30, 2000 was at a zero balance. During the six month period ended June 30, 2000, the Company raised $750,000 in a private placement of its common stock at $3.00 a share, $291,000 of which was contributed by the Company's directors. The Company is currently engaged in a new private placement of its Common Stock to raise an additional
$1 million for working capital purposes. The continuance of the Company is dependent upon its ability to successfully develop and market its DDX digital amplifier technology and raise additional funds for such purposes. There can be no assurance, however, that the Company will be able to raise the funds that it needs to continue its operations in the long term or that additional funds will be available to the Company on acceptable terms, if at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not Applicable

                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS.

     None

ITEM 2 - CHANGES IN SECURITIES.

     During the first half of 2000, the Company sold 250,000 shares of Common Stock in a private placement under Section 4(2) of the Securities Act at a price of $3.00 per share.

     In April 2000, the Company sold, upon the exercise of options, 20,000 shares of Common Stock to each of two directors, Messrs. Spiegel and Stein, at $0.55 per share, and 2,000 shares of Common Stock to Mr. Tuck, at $1.25 per share. In May 2000, the Company sold, upon the exercise of options, 10,000 shares of Common Stock at $1.25 per share to a former director of the Company. During the second quarter of 2000, the Company granted options to purchase an aggregate of 81,000 shares of Common Stock under the Plan at exercise prices ranging from $2.50 to $3.38 per share to nine employees of the Company and options to purchase 40,000 shares of Common Stock under the Plan at an exercise price of $2.48 to one director of the Company, Mr. Herbert Stein. In July 2000, the Company granted options to purchase 25,000 shares of Common Stock under the Plan to one employee of the Company at an exercise price of $4.15 per share.

Item 3 - Defaults Upon Senior Securities.

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.

     None

ITEM 5 - OTHER INFORMATION.

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               See Exhibit Index.

          (b)   Reports on Form 8-K:

                There were no reports on Form 8-K filed in the three months ended June 30, 2000

                                  SIGNATURES

     In Accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Apogee Technology, Inc.


                              /s/  David Spiegel
                              --------------------------------------------------
                              David Spiegel
                              Its President and Treasurer
                              (principal financial and chief accounting officer)

                              Date:   August 14, 2000

                                 EXHIBIT INDEX
                                 -------------


Exhibit
Number                                Description
-------                               -----------

3.1 Certificate of Incorporation of Apogee Technology, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-SB, as amended (File No. 000- 17053).

3.2 Amendment of Certificate of Incorporation of Apogee Technology, Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-SB, as amended (File No. 000- 17053).

3.3 Restated By-Laws of Apogee Technology, Inc., incorporated herein by reference to Exhibit 3.3 to the Registrant's Form 10-SB, as amended (File No. 000- 17053).

10.1 Form of 1999 Stock and Warrant Subscription Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-SB, as amended (File No. 000- 17053).

10.2 Form of 1999 Warrant to purchase shares of common stock of the Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-SB, as amended (File No. 000- 17053).

10.3 Form of 2000 Stock Subscription Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-SB, as amended (File No. 000- 17053).

10.4 Development and licensing Agreement dated August 13, 1999, incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 10-SB, as amended (File No. 000- 17053).



27        Financial Data Schedule is attached hereto as Exhibit 27.