Form 10QSB
period 2000-09-30
APOGEE TECHNOLOGY INC
filed 2000-11-14
CIK 823876

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000, there were 4,682,522 shares of Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ] No[X]

                            APOGEE TECHNOLOGY, INC.

             INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                       QUARTER ENDED SEPTEMBER 30, 2000

                                                                            PAGE
                                                                            ----
                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets at September 30, 2000
           and December 31, 1999...........................................   3
         Condensed Consolidated Statements of Operations and Accumulated
         Deficit for the Three and Nine Months Ended September 30, 2000 and
           September 30, 1999..............................................   4
         Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2000 and September 30, 1999..........   5
         Notes to Condensed Consolidated Financial Statements..............   6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   8

Item 3 - Quantitative and Qualitative Disclosure About Market Risk.........  10

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.................................................  10

Item 2 - Changes in Securities.............................................  10

Item 3 - Defaults Upon Senior Securities...................................  10

Item 4 - Submission of Matters to a Vote of Security Holders...............  10

Item 5 - Other Information.................................................  10

Item 6 - Exhibits and Reports on Form 8-K..................................  10

Signatures.................................................................  11

Exhibit Index..............................................................  12

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     -------------  ------------
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          2000          1999
                                                     -------------  ------------
                                                                      (Audited)
ASSETS
------
CURRENT ASSETS:
    Cash............................................ $   159,953    $     2,629
    Accounts receivable.............................      51,886         50,558
    Prepaid expenses................................      78,475         13,304
    Subscriptions receivable........................     420,000        100,000
                                                     -----------    -----------
        Total current assets........................     710,314        166,491
                                                     -----------    -----------
EQUIPMENT, AT COST, NET OF ACCUMULATED DEPRECIATION
 OF $86,895 AND $64,011...................               103,656         30,459
                                                     -----------    -----------
OTHER ASSETS:
    Digital Amplifier patent, net of amortization of
     $50,398 and $41,764............................      33,996         28,558
                                                     -----------    -----------
        Total Other Assets                                33,996         28,558
                                                     -----------    -----------

        Total Assets                                 $   847,966    $   225,508
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses........... $   292,750    $   294,927
    Bank Line of Credit.............................         -.-        200,000
    Current Portion - Capitalized Lease
     obligations....................................      10,781            -.-
    Loans payable - stockholders....................     215,168        295,168
    Accrued interest - stockholders.................         -.-         51,529
   Subscription deposit.............................         -.-         20,000
                                                     -----------    -----------
        Total current liabilities...................     518,699        861,624
                                                     -----------    -----------

OTHER LIABILITIES
   Capitalized lease obligations, net of current
    portions........................................      25,932            -.-
                                                     -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIENCY)
    Common stock, $.01 par value;
    9,000,000 shares authorized, 4,682,522 and      -----------
     4,155,022 shares issued and outstanding in
     2000 and 1999, respectively....................                     41,550
                                                         46,825
    Common stock subscribed (112,000and 165,000
    shares, respectively)                              1,120,000        330,000
    Additional paid-in capital......................   7,579,308      6,287,233
    Accumulated deficit.............................  (8,442,798)    (7,294,899)
                                                     -----------    -----------
        Total stockholders' equity (deficiency).....     303,335       (636,116)
                                                     $   847,966    $   225,508
                                                     ===========    ===========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT



                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                     ------------------          ------------------
                                                     2000          1999          2000          1999
                                                     ----          ----          ----          ----
REVENUE
 Consulting income                            $    47,700   $    16,000   $    47,700   $    16,000
                                              -----------   -----------   -----------   -----------
COSTS AND EXPENSES
 Research and development                         341,232       216,508       618,708       478,490
 Selling, general and administrative              234,580       131,432       558,655       266,513
                                              -----------   -----------   -----------   -----------
                                                  575,812       347,940     1,177,363       745,003
                                              -----------   -----------   -----------   -----------
LOSS BEFORE OTHER EXPENSES                       (528,112)     (331,940)   (1,129,663)     (729,003)

OTHER EXPENSES
 Interest expense                                  (1,455)       (5,242)      (18,236)      (19,672)
 Loss on disposal of asset                            -.-           -.-           -.-          (320)
                                              -----------   -----------   -----------   -----------
 Total other expenses                              (1,455)       (5,242)      (18,236)      (19,992)
                                              -----------   -----------   -----------   -----------

NET LOSS                                         (529,567)     (337,182)   (1,147,899)     (748,995)

Accumulated deficit - beginning                (7,913,231)   (6,644,305)   (7,294,899)   (6,232,492)
                                              -----------   -----------   -----------   -----------

ACCUMULATED DEFICIT - ENDING                  $(8,442,798)  $(6,981,487)  $(8,442,798)  $(6,981,487)
                                              ===========   ===========   ===========   ===========


BASIC AND DILUTED LOSS PER COMMON SHARE            $(0.11)      $ (0.09)       $(0.25)       $(0.23)

BASIC AND DILUTED WEIGHTED AVERAGE OF
COMMON SHARES OUTSTANDING                       4,679,489     3,667,851     4,502,219     3,295,445

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                     APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         --------------------
                                                         2000            1999
                                                         ----            ----
CASH FLOWS FROM OPERATIONS
  Net loss........................................  $(1,147,899)    $  (748,995)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Loss on sale of assets........................          -.-             320
    Accrued interest - stockholders...............       10,071          15,100
    Depreciation and amortization.................       31,520          20,011
    Change in operating assets and liabilities:
       Accounts receivable........................       (1,328)            -.-
       Prepaid expenses...........................      (65,171)           (408)
       Accounts payable and accrued expenses             (2,177)         29,890
                                                    -----------       ---------
          Net cash used in operating activities...   (1,174,984)       (648,082)
                                                    -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment...........................      (59,369)        (10,173)
  Patent costs....................................      (14,073)         (3,186)
                                                    -----------       ---------
             Net cash used in investing
               activities.........................      (73,422)        (13,359)
                                                    -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Bank Line of Credit...............      170,000         200,000
  Repayment of Bank Line of Credit................     (370,000)            -.-
  Proceeds from common stock subscriptions........    1,625,750         321,668
  Other capital contributions.....................          -.-          29,166
  Proceeds of loans from stockholders.............          -.-         144,000
  Repayments of stockholder loans.................      (20,000)        (40,000)
  Increase in bank overdraft  .                             -.-          50,491
  Repayment of capital lease obligations..........          -.-          (7,884)

      Net cash provided by financing activities       1,405,750         697,441
                                                    -----------       ---------
Increase in cash..................................      157,324             -.-
Cash - beginning..................................        2,629             -.-
                                                    -----------       ---------
Cash - ending.....................................  $   159,953     $       -.-
                                                    ===========     ===========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2000 AND 1999


1. BASIS OF PRESENTATION

   The condensed consolidated interim financial statements have been prepared in accordance with the requirements of Regulation SB and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 1999.

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

2. BANK LINE OF CREDIT

   In April 2000, the Company converted its bank line of credit into a revolving line of credit with maximum borrowings of up to $200,000. The line matures in January 2001, and calls for interest at prime plus 1%, with an initial rate of 10%. The line is secured by the assets of the Company and is personally guaranteed by a director of the Company. As of September 30, 2000, the Company had no borrowings under this line.

3. STOCK TRANSACTIONS

   In July and September 2000, the Company issued 10,000 shares and 3,000 shares, respectively, of common stock at $1.25 per share to a former director and former employee, respectively, upon the exercise of vested options issued pursuant to the 1997 stock option plan.

   In August 2000, the Board of Directors authorized a new private placement for up to 200,000 shares of common stock at $10 per share for a total amount of $2,000,000. At September 30, 2000, the Company had received subscriptions for 112,000 shares for a total of $1,120,000, of which $700,000 was received as of September 30, 2000 and the remaining $420,000 was received in October 2000.

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999


3. STOCK TRANSACTIONS (CONTINUED)

   During the fourth quarter through November 3, 2000, the Company received additional subscriptions totaling $930,000 for 93,000 shares of common stock.

4. STOCK OPTIONS

   In August 2000, the Company awarded two directors nonqualified options to purchase 10,000 shares of common stock each at $12.00 per share, vesting over five years.

5. ADDITIONAL PAID-IN CAPITAL

   As of September 2000, all interest has been waived on stockholder loans to the Company. Such accrued interest totaling $61,600 has been credited to additional paid-in capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Month Periods Ended September 30, 2000 and September 30, 1999.

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

OVERVIEW

     Prior to 1995, the Company was in the business of engineering, manufacturing and marketing high quality, high-end patented ribbon loudspeaker systems for use in home audio and video entertainment systems. The Company discontinued this loudspeaker business in 1994. Since 1995, the Company's business has shifted to the design and marketing of digital amplifier technology, DDX(R). The Company has completed development of its first DDX software, semiconductor and amplifier products and has entered into one licensing agreement but has not yet begun to generate revenues from the sale of its DDX products. At September 30, 2000, the Company had an accumulated deficit of $8,442,798, of which approximately $4 million was attributable to the Company's now defunct loudspeaker business. These net losses and accumulated deficit (since 1995) result primarily from the costs associated with the Company's DDX development efforts. DDX development costs during 1996 and 1997 were used to develop the conceptual design and to market the solution to potential customers. With the design concept validated, efforts during 1998 and 1999 were devoted to converting the concept into semiconductor solutions. This activity was performed using internal and external engineering resources. Additional development costs have been incurred through September 30, 2000 to fabricate engineering device samples and in connection with the hiring of additional engineering personnel.

RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

     Revenues. To date, the Company has not generated any revenues from the sale of its DDX products. For the three and nine month periods ended September 30, 2000 and September 30, 1999, revenues increased to $47,000 from $16,000, or 190%. This increase was due to a consulting arrangement which generated income in the quarter ended September 30, 2000.

     Research and Development Expenses. Research and development expenses increased approximately 58% to $341,232 in the three months ended September 30, 2000 compared with $216,508 for the same period in 1999. For the nine month period ended September 30, 2000, research and development expenses increased 29% to $618,708 compared with $478,490 for the same period in 1999. These increases over the three and nine month periods resulted primarily from greater personnel expenses, including the hiring in the quarter ended June 30, 2000 of a vice president of engineering and planning. The Company continues to focus its activities on DDX product development. During the three month period ended September 30, 2000, the Company completed its first DDX semiconductor products and developed technical information and evaluation circuitry to support the marketing of these products. The Company is strongly committed to accelerating its research and development and new product development efforts and expects expenses in this area to continue to grow significantly.

     Selling, General and Administrative Expenses. SG&A expenses increased approximately 78% to $234,580 in the quarter ended September 30, 2000 compared with $131,432 for the same period in 1999. For the nine month period ended September 30, 2000, SG&A expenses increased 110% to $558,655 compared with $266,513 for the same period in 1999. These increases reflect the Company's expansion of management and administrative staff to support the marketing of its first DDX products. In the quarter ended June 30, 2000, the Company hired a new chief operating officer as well as a vice president of engineering and planning and, for the first time during the past three years, Apogee began to incur executive compensation expenses. The Company also incurred additional expenses in the three and nine month periods ended September 30, 2000 as it hired marketing consultants to help promote its first DDX products. The higher percentage increase in the nine month period rather than the three month period ended September 30, 2000 is a reflection of one-time, first quarter 2000, higher legal expenses incurred in connection with the Company's re-registration under the Exchange Act of 1934 and higher accounting fees incurred in connection with the auditing of the company's financials for the three years ended December 31, 1999 required for the Exchange Act registration.

     Net Loss. The Company's net loss for the three month period ended
September 30, 2000 totaled $529,567, or $0.11 per basic and diluted common share, compared to a loss of $337,182, or $0.09 per basic and diluted common share, for the three month period ended September 30, 1999. The Company's net loss for the nine month period ended September 30, 2000 totaled $1,147,899, or $0.25 per basic and diluted common share, compared to a loss of $748,995, or $0.23 per basic and diluted common share, for the nine month period ended September 30, 1999. These increase were a result, primarily, of increased research and development costs as well as higher marketing and sales and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had approximately $160,000 in cash compared to $3,000 at December 31, 1999. Net cash used in operations during the nine months ended September 30, 2000 was $1,174,984 compared to $684,082 used in the nine months ended September 30, 1999. During the nine month period ended September 30, 2000, the Company received from private placements of its common stock $215,000 at $2.00 per share, $670,000 at $3.00 a share, $291,000 of which was
contributed by the Company's directors, and $700,000 at $10.00 per share.
An additional $420,000 at $10.00 per share was collected during October 2000. Through the nine month period ended September 30, 2000, the Company also received $40,750 upon the exercise of stock options. The Company has a revolving line of credit with one bank in the amount of $200,000, which, as of September 30, 2000 was at a zero balance. The continuance of the Company is dependent upon its ability to successfully develop and market its DDX digital amplifier technology and raise additional funds for such purposes. There can be no assurance, however, that the Company will be able to successfully develop and market its DDX products or raise the funds that it needs to continue its operations in the long term or that additional funds will be available to the Company on acceptable terms, if at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not Applicable

                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS.

     None

ITEM 2 - CHANGES IN SECURITIES.

     In July and September 2000, the Company issued 10,000 shares and 3,000 shares, respectively, of common stock at $1.25 per share to a former director and former employee, respectively, upon the exercise of vested options issued pursuant to the 1997 stock option plan.

     During the three months ended September 30, 2000, the Company sold 112,000 shares of Common Stock in a private placement under Section 4(2) of the Securities Act at a price of $10.00 per share.

     In August 2000, the Company granted options to purchase 10,000 shares of Common Stock under the Plan to each of two directors of the Company at an exercise price of $12.00 per share.

Item 3 - Defaults Upon Senior Securities.

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER.

     None

ITEM 5 - OTHER INFORMATION.

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         See Exhibit Index.

    (b)  Reports on Form 8-K:

         There were no reports on Form 8-K filed in the three months ended September 30, 2000

                                   SIGNATURES

     In Accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Apogee Technology, Inc.

                              /s/  David Spiegel
                              ------------------
                              David Spiegel
                              Its President and Treasurer
                              (principal financial and chief accounting officer)

                              Date:   November 14, 2000

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