Form 10KSB
period 2000-12-31
APOGEE TECHNOLOGY INC
filed 2001-03-30
CIK 823876

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB

     (Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

     [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_____________
            to  _____________


                            APOGEE TECHNOLOGY, INC.
                            -----------------------
                 (Name of Small Business Issuer in its charter)

            DELAWARE                                      04-3005815
   (State or other jurisdiction                         (IRS employer
 of incorporation or organization)                    Identification No.)

129 MORGAN DRIVE, NORWOOD, MASSACHUSETTS                    02062
(Address of principal executive offices)                 (Zip Code)

                                 (781) 551-9450
                (Issuer's telephone number, including area code)

     SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:


                      COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X    No
                                 ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant had revenues of approximately $50,275 in the fiscal year ended December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2001 was approximately $22,595,691. As of March 15, 2001, 4,983,523 shares of Common Stock, $.01 par value per share, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: Certain information required in
Part III of this Annual Report on Form 10-KSB is incorporated from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001.

     Transitional Small Business Disclosure Format:  Yes       No  X
                                                          ---     ---

                                     PART I


     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE IMPORTANT FACTORS DISCUSSED IN ITEM 1 "DESCRIPTION OF BUSINESS" AND ITEM 6 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AMONG OTHERS, COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY FORWARD-LOOKING STATEMENTS MADE HEREIN AND PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME.


ITEM 1.     DESCRIPTION OF BUSINESS.

General

     Apogee was organized as a Delaware corporation on July 1, 1987, and initially operated through its wholly-owned subsidiary, Apogee Acoustics Inc. ("Acoustics"). Acoustics engineered, manufactured and marketed high quality, high-end patented ribbon loudspeaker systems for use in home audio and video entertainment systems. This technology was so innovative that a pair of Apogee loudspeakers is on display at the Smithsonian Museum.

     Apogee discontinued its loudspeaker business in 1995 and, since that time, has focused exclusively on digital amplifier technology development. The Company initially developed a high efficiency amplifier architecture (US patent #5,077,539) that it implemented with analog circuitry. To meet broader future market appeal, the Company subsequently developed and patented in 1997 a fully digital amplifier design (US patent # 5,617,058) which the Company trademarked as Direct Digital Amplification or DDX(R).

     Most current digital audio systems use analog amplifiers to amplify analog signals produced by a digital to analog converter or DAC. The problem inherent with this methodology is that it requires digital signal conversion and the analog amplifiers dissipate over half their power as heat. DDX's higher efficiency reduces power supply requirements, eliminates the amplifier's need for a bulky heat sink, and results in an overall reduction in amplifier size and cost. DDX is an amplifier design that utilizes a digital interface and high-efficiency switching technology. Embedded signal processing is used to convert digital audio data into Apogee's tri-state output, which enables direct control of the power switching devices. This design significantly increases efficiency over analog amplifiers and eliminates analog noise problems. Eliminating the need for digital to analog conversion permits digital audio sources such as CDs and Digital Versatile Discs (DVDs) to remain digital from source to speakers resulting in clear digital sound.

     The Company is commercializing DDX technology through licensing, marketing, and the sale of DDX-enhanced semiconductors and board level products. In August 1999, the Company signed a licensing agreement with ALST Technical Excellence Center. ALST is a strategic partnership between Altec Lansing Technologies, Inc. ("Altec") and STMicroelectronics, NV of The Netherlands ("STMicroelectronics"). Altec is one of the world's leaders in computer sound systems.

     Apogee recently signed a second licensing agreement in February 2001 with STMicroelectronics, the terms of which are more thoroughly described in the "Subsequent Event" section of Item 1 below. STMicroelectronics is the 7th largest semiconductor company in the world. Under these license agreements, STMicroelectronics will develop, manufacture and market semiconductors incorporating the DDX technology. Apogee expects that its first royalty-bearing products under these agreements will be shipped during the second quarter of 2001.

     The Company began development of DDX semiconductor products in 1996. There are two main parts in the DDX product solution. The first part, a Controller device, the "DDX-2000", was completed in late 1999. Design of the second part, a Power device, the "DDX-2060", was completed in November 2000. Samples of the Controller and Power devices were provided to customers for testing during the fourth quarter of 2000. Production of the two-chip set solution, the "DDX-2000/2060", is projected for the second quarter of 2001.

     Apogee established a distribution channel for its semiconductor products in late 2000. In January 2001, the Company signed a sales representative agreement covering Korea and a distribution and sales representative agreement covering Taiwan, Hong Kong, China and Singapore. The Company will continue to build its network of distributors and representatives to market semiconductors and circuit boards that incorporate its DDX technology.

INDUSTRY TRENDS AND THE DDX ADVANTAGE

     The consumer electronics industry is moving toward development of fully digital integrated systems. In the audio segment, digital recording and distribution technology, such as DVDs and digital networks, have been and are being developed. In the near future, most audio (and much video) material will be recorded and distributed using digital technology. With this transition, the consumer is also demanding smaller, less complicated audio systems, thus requiring manufacturers to further integrate. Manufacturers now must develop multi-channel solutions that provide more audio power and more audio channels in smaller spaces. For example, a home theater system, which may have been mono or stereo in the past, may have six channels today and even more in the future.

     Current audio amplifier solutions cannot meet the need for fully-digital integrated systems because they utilize low efficiency analog amplifiers to boost analog signals produced by a digital audio converter. The designs are not digital and can suffer from analog noise problems. They need large heat sinks to dissipate the heat resulting from their poor efficiency. Apogee's DDX design solves both of these problems. Since DDX is fully-digital, analog noise problems are eliminated. Fully integrated designs can be developed that operate at high efficiency since the signal processing is digital. Using DDX-patented switching technology to play music provides greater efficiency than an analog solution by eliminating external heat sinks and simplifying packaging and manufacturing. DDX is the first all-digital amplifier solution design to be offered at a low cost basis to the audio and communications markets.

     Apogee is developing DDX solutions for the high volume audio markets and other applications that can directly benefit from the DDX unique design. Its initial development efforts are focused on DDX products for the PC multimedia, home audio and automotive markets. As these products are launched, Apogee will redirect its development efforts towards emerging growth markets such as Internet appliances and network systems. Some of the applications and advantages of DDX technology in current and future markets, which the Company may pursue in the future, are summarized below. There can be no assurances that the Company will be successful in developing any of these products, however, or, if developed, that the Company will be successful in marketing any or all of them:

     a)  Emerging Markets

     DDX's digital design and high efficiency will benefit emerging audio applications. With many new products being developed that use digital playback technologies, DDX is the natural solution. These products include amplified DVD players, Digital TVs, cable system components, and fully integrated digital-powered speaker systems. New technologies, such as MP3 players, digital playback devices and Internet appliances, can be made fully digital with DDX amplifier solutions.

     With the emergence of home networking, DDX can be integrated with the network interface to provide consumers with pure digital sound throughout their homes at low cost. DDX may allow audio systems to be installed in wall or ceiling spaces without the typical thermal problems associated with analog amplifier installations. In addition, because of DDX's higher efficiency, more amplifiers can be powered and a higher audio output can be produced in network applications compared with traditional analog systems operating from a remote power source.

     DDX's digital-to-power architecture can be adapted to secure digital music playback. As music is distributed digitally, it can be copied easily once it has been decoded. With DDX, the music decoding can be made so that unsecured digital data is not available for copy.

     b)  Traditional Audio Segments

     DDX amplifier solutions can also meet the requirements of many traditional audio applications. In the home audio and PC multimedia markets, OEM manufacturers will recognize efficiencies gained through the incorporation of smaller configuration DDX amplifiers in powered speakers. DDX's smaller and more efficient design will enable car audio designs to deliver more power in a smaller space. Portable boom boxes, hand-held systems and mobile communication devices will also benefit from longer battery life resulting from DDX's greater efficiency.

PRODUCTS

     Apogee is developing a range of DDX products to meet the needs of large and small OEM customers.

     a)  Technology Licensing

     Apogee developed intellectual property relating to its DDX digital and power technology that it is licensing to two entities, ALST and STMicroelectronics. Apogee is also developing new intellectual property products with the intention of broadening the potential applications for its DDX technology, which could eventually lead to additional licensing opportunities. Additionally, Apogee is conducting ongoing research to determine what applications, other than audio amplification, it can exploit with the DDX technology.

     b)  Semiconductors

     Apogee is developing DDX semiconductor solutions for sale to audio OEMs. The Company released its first product, the DDX-2000/DDX-2060 amplifier chip set, in November 2000. This solution is an all-digital stereo amplifier chip set that can provide up to 35 watts per channel of audio power at a very high efficiency. This solution also includes digital volume control, mute, protection circuitry and special processing to reduce distortion associated with signal clipping. Because of the device's high efficiency, the DDX amplifier can be mounted on a circuit board without an external heat sink, thus simplifying manufacturing.

     Apogee is developing additional semiconductor devices at different power levels and with different performance features to broaden the market for its DDX technology. In particular, Apogee has supported the development of a new Controller device targeted for the powered-speaker market, which is expected to be completed in the second quarter of 2001.

     c)  OEM Amplifier Products

     Apogee is developing and marketing evaluation and reference circuit boards that utilize DDX semiconductors. These amplifier products will be used to support DDX semiconductor marketing activities and will also be made available for sale to audio OEMs. The first of these products that utilized the DDX-2000 was demonstrated at the Consumer Electronics Show in Las Vegas in January 2000. Apogee announced the completion of the EB-2060x evaluation board and commenced shipping this product in November 2000.

MARKETING

     Apogee is focusing its licensing and semiconductor marketing efforts toward high volume customers. Apogee's internal marketing staff has concluded licensing agreements with ALST and STMicroelectronics and initial production deliveries of products under these agreements are expected during the second quarter of 2001. Apogee markets its semiconductor and OEM amplifier products utilizing direct sales and marketing techniques and distributors in the U.S. and foreign markets. In addition, the Company markets its products by exhibiting at and attending key industry tradeshows, as well as through targeted public relations efforts, e-mail, direct mailing programs, and through its web site at http://www.apogeeddx.com.

RESEARCH AND DEVELOPMENT

     During the past two years ended December 31, 2000 and December 31, 1999, Apogee spent approximately $868,672 and $658,200, respectively, on research and development activities.

Competition

     Apogee's DDX technology is the first all-digital solution targeted towards high volume, low cost markets. The audio industry today is characterized by (1) analog amplifiers known as Class A/B amplifiers and (2) analog high efficiency designs, known as Class D amplifiers. The industry is moving from analog to digital format amplifiers in a manner similar to video's move to digital. Apogee believes that the design of its DDX technology as a pure digital-to-digital amplification solution gives the Company an advantage in the audio market. The DDX solution enables competitive signal processing efficiencies as there is no need for extra components to convert the digital input to an analog signal prior to amplification. This simpler design leads to reduced manufacturing costs and creates a competitive advantage for the Company.

     There are several companies currently marketing variations of Class D amplifier products. They include National Semiconductor, STMicroelectronics, Texas Instruments, and Tripath Technology.

EMPLOYEES

     As of December 31, 2000, the Company had 14 employees, of which 13 were full-time employees.

SUBSEQUENT EVENT

     On February 2, 2001, the Company entered into a license agreement with STMicroelectronics. The agreement provides that the Company grant an exclusive, irrevocable, worldwide, nontransferable and reciprocal license to STMicroelectronics to use, operate, copy and modify the Company's intellectual property rights in all applications involving audio amplification, and to design, develop, manufacture, commercialize and sell products utilizing such technology, subject to certain rights retained by ALST under its licensing agreement with the Company. Pursuant to the STMicroelectronics agreement, the Company will receive $2 million as a license fee payment: $1.12 million, as well as a credit of $400,000 for future design services, were received in February 2001 and an additional $480,000 will be received in April 2001. In addition, the Company will receive royalty payments on net sales of resulting products. Under this agreement, the Company retains the right to design and sell semiconductor and amplifier products using the DDX technology.

Item 2.   Description of Property.

     The Company maintains its offices at 129 Morgan Drive, Norwood, MA. The 5,000 square foot area is leased at a below-market rate.

Item 3.   Legal Proceedings.

     The Company is not a party to any litigation in any court and management is not aware of any contemplated proceedings by any governmental authority against the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.


     The Annual Meeting of Shareholders of the Company was held on December 14, 2000. The following were voted upon:

(1) Six persons were elected to serve as Directors of the Company to hold office until the next annual meeting of shareholders and until their successors are chosen and qualified. The following persons reflect the entire Board of Directors of the Company. The following is a table setting forth the number of votes cast for and withheld for each nominee for
     Director:

              Name                  Vote For        Vote Withheld
              ----                  --------        -------------

          David Spiegel            4,202,149             700
          Herbert M. Stein         4,202,149             700
          Anton Schrafl            4,202,149             700
          Alan Tuck                4,202,149             700
          Joel N. Levy             4,202,149             700
          Sheryl Stein             4,202,149             700

(2) The shareholders approved an increase of 500,000 shares in the aggregate number of shares for which stock options may be granted under the Company's 1997 Employee, Director and Consultant Stock Option Plan. This proposal was approved with 3,258,198 votes for the proposal, 3,295 votes against the proposal and 37,500 abstentions.

(3) The shareholders approved the ratification of the appointment of Yohalem Gillman & Company LLP as the independent public accountants of the Company. The proposal was approved with 4,202,149 votes for the proposal and 700 against the proposal.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.


     The Company's Common Stock was listed on the NASDAQ Stock Market (formerly the National Association of Securities Dealer's Automated Quotation System) from July 15, 1988 to June 8, 1992 under the symbol APGG. The Common Stock was also listed on the Boston Stock Exchange under the symbol APG from February 14, 1990 until December 18, 1992.

     From June 9, 1992 to September 1, 1999, the Company's Common Stock was quoted on the Over-the-Counter Bulletin Board (the "OTCBB") of the NASDAQ Stock Market, Inc. under the symbol APGT. From September 1, 1999, the Company's Common Stock was no longer eligible for quotation on the OTCBB due to the phase-in implementation of NASD Rule 6530 requiring all OTCBB quoted companies to report their current financial information to the Securities and Exchange Commission (the "SEC"). From September 1, 1999 to September 12, 2000, the Company's Common Stock was quoted on the National Quotation Bureau's Pink Sheets (the "Pink Sheets"). On August 29, 2000, the Company's application on Form 10-SB to register its Common Stock under the Securities Exchange Act of 1934 was approved by the Securities Exchange Commission and on September 12, 2000, the Common Stock resumed being quoted on the OTCBB under the symbol APGT.

     Set forth below for the periods specified are the ranges of high and low closing bid prices for the Common Stock as published by the OTCBB and the Pink Sheets, as indicated. The bid quotations represent inter-dealer prices, without adjustment for mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                      Closing Bid Price
                                              ---------------------------------
                                                   Low               High
                                              ---------------    --------------
1999:
            First Quarter                         0.5000             0.7500
            Second Quarter                        0.7500             3.0625
            Third Quarter (on the OTCBB
            through September 1, 1999)            0.7500             4.7500

            Third Quarter (on the Pink
            Sheets from September 2, 1999)        1.3770             1.5000

            Fourth Quarter (on the Pink
            Sheets)                               1.0000             2.1250


2000:
            First Quarter                         1.2500             3.2500
            Second Quarter                        2.0000             7.7500
            Third Quarter (on the Pink
            Sheets through September 11,          4.0000            13.5000
            2000)

            Third Quarter (on the OTCBB
            from September 12, 2000)              9.5000            14.3500

            Fourth Quarter                       10.2500            14.8750


         As of March 15, 2001, there were 94 holders of record and approximately 191 beneficial holders of the 4,983,523 outstanding shares of Common Stock of the Company.

DIVIDENDS

         The Company has never paid cash dividends and does not plan to pay any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         Set forth in chronological order is information regarding shares of Common Stock sold and options granted by the Company during the period covered by this Annual Report on Form 10-KSB and not previously reported on the Company's Quarterly Reports on Form 10-QSB. Also included is the consideration, if any, received by the Company for such shares and options and information relating to the section of the Securities Act of 1933, as amended (the "Securities Act"), or rule of the Securities and Exchange Commission under which exemption from registration was claimed. All of the following securities were sold directly by the Company and there were no underwriters or selling agents involved in these transactions.

         During the six months ended December 31, 2000, the Company sold 277,001 shares of Common Stock in a private placement under Section 4(2) of the Securities Act at a price of $10.00 per share. As payment for the Common Stock issued in this private placement, the Company received $2,554,340 in cash, plus $215,670 in converted stockholder debt.

         From August 2000 through November 2000, the Company granted options to purchase 31,500 shares of Common Stock under the 1997 Stock Option Plan to certain employees at exercise prices ranging from $10.50 to $15.25 per share.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following Discussion and Analysis of the Company's Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-KSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed below in the section titled "Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price" as well as other factors in this Annual Report on Form 10-KSB.

INTRODUCTION

     Prior to 1995, the Company was in the business of engineering, manufacturing and marketing high quality, high-end patented ribbon loudspeaker systems for use in home audio and video entertainment systems. The Company discontinued this loudspeaker business in 1994. Since 1995, the Company's business has shifted to the design and marketing of digital amplifier technology, DDX(R). The Company has completed development of its first DDX software, the DDX-S200 Controller Core - a fully verified two channel DDX Controller core intended for digital audio semiconductor products, its first semiconductor products, the DDX-2000/2060 Amplifier Chipset, consisting of the DDX-2000 Controller and DDX-2060 Power device, and its first amplifier product, the EB-2060x evaluation amplifier. Additionally, the Company has entered into two licensing agreements and has generated initial licensing revenues from these agreements. The Company has not yet begun to generate revenues from the sale of its DDX products, however. The Company has incurred net losses of approximately $1.9 million for the year ended December 31, 2000 and approximately $1.1 million for the year ended December 31, 1999. At December 31, 2000, the Company had an accumulated deficit of $9.2 million, of which approximately $4 million was attributable to the Company's now defunct loudspeaker business. These net losses and accumulated deficit (since 1995) result primarily from the costs associated with the Company's DDX development efforts. DDX development costs during 1996 and 1997 were used to develop the conceptual design and to market the solution to potential customers. With the design concept validated, efforts during 1999 and 2000 were devoted to converting the concept into semiconductor solutions. This activity was performed using internal and external engineering resources. Additional development costs were incurred during 1999 and 2000 to fabricate engineering device samples.

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data for the two years that ended December 31, 2000 has been derived from the Company's financial statements audited by Yohalem Gillman & Company LLP, independent accountants.


                                                      For the years ended
                                                          December 31,
                                                    2000              1999
                                                 ----------        -----------
Statement of Operations Data:
Revenues                                         $   50,275        $    60,200
Costs and expenses                                1,961,763          1,094,755
Other income (expense)                               (8,365)           (27,852)
Net Loss                                         (1,919,853)        (1,062,407)
Shares outstanding
-December 31                                      4,981,523          4,155,022
Balance Sheet Data:
Total assets                                      1,527,560            225,508
Stockholders' equity (deficiency)                 1,197,391           (636,116)

RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

Revenues

     The Company's revenues totaled $50,275 in the year ended December 31, 2000 compared to $60,200 in the year ended December 31, 1999. Revenues in 2000 were comprised primarily of consulting income earned in connection with the Company's licensing agreement with ALST, while revenues for 1999 were principally derived from initial fees paid in connection with signing the ALST agreement.

RESEARCH AND DEVELOPMENT COSTS

     The Company incurred research and development expenses during the year ended December 31, 2000 of $868,672 compared to $658,200 for the year ended December 31, 1999, an increase of approximately $210,472. This increase reflects the Company's increased research and development activity as it moved forward with the completion of its new DDX Power device, the DDX-2060. In November 2000, the Company also completed the development of its DDX-2000/DDX-2060 amplifier evaluation board, which became available for shipping to customers at that time.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

     Selling, general and administrative costs during the year ended December 31, 2000 increased to $1,093,091 from $436,555 during the year ended December 31, 1999. This increase reflects the Company's expanded efforts in marketing its new DDX products and increased accounting and legal fees incurred in connection with the Company's preparation of three-year audited financial statements ending December 31, 1999 and its Form 10-SB Exchange Act registration application.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2000, the Company had approximately $1.1 million in cash and cash equivalents, and no debt. Over the past few years, the Company has been financed by its three principal stockholders and through the private placement of the Company's Common Stock to unaffiliated accredited investors.
To date, the Company has not generated any revenues from product sales.

        Net cash used in operations during the twelve-month period ended December 31, 2000 totaled $2 million compared to $1 million used during the twelve-month period ended December 31, 1999. This increase in operational cash use is largely due to the Company's increased marketing and research and development activities.

        Net cash used in investing activities for the year ended December 31, 2000 totaled $155,420 compared to $20,479 for the year ended December 31, 1999. This increase reflects the Company's increased commitment to the purchase of equipment needed to further its product development efforts.

        Net cash provided by financing activities increased by $2.3 million to $3.3 million for the year ended December 31, 2000 compared to $1 million for the year ended December 31, 1999. This increase was due primarily to private placements of the Company's Common Stock. During the first half of 2000, the Company raised $750,000 in a private placement of its Common Stock at $3.00 per share. All of the directors of the Company contributed an aggregate of $291,000 of this amount, including the conversion of $60,000 in stockholder debt, while third party accredited investors contributed the $459,000 balance. During the fourth quarter of 2000, the Company raised an additional $2.77 million in a new private placement of its Common Stock at $10 per share, $215,670 of which was paid by way of converted stockholder debt. In February 2000, the Company refinanced its $200,000 bank loan and in April 2000, this loan was converted into a revolving line of credit secured by the assets of the Company and guaranteed by one of its directors. The Company repaid the outstanding principal and interest on this line of credit in May 2000.

     The Company believes that its current working capital should be sufficient to fund its capital and operational requirements for at least the next year.
The continuance of the Company in the long term is dependent upon its ability to successfully develop and market its DDX digital amplifier technology and raise additional funds for such purposes. There can be no assurance, however, that the Company will be able to raise the funds that it needs to continue its operations in the long term or that additional funds will be available to the Company on acceptable terms, if at all.

SUBSEQUENT EVENT

     On February 2, 2001, the Company entered into a license agreement with STMicroelectronics. The agreement provides that the Company grant an exclusive, irrevocable, worldwide, nontransferable license to STMicroelectronics to use, operate, copy and modify the Company's intellectual property rights in all applications involving amplification from a digital source providing any power output to an acoustic driver load, to design, develop, commercialize and sell products utilizing such technology. Pursuant to the STMicroelectronics agreement, the Company will receive $2 million as a license fee payment: $1.12 million, as well as a credit of $400,000 for future design services, were received in February 2001 and an additional $480,000 will be received in April 2001. In addition, the Company will receive royalty payments on net sales of resulting products.

CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND OUR COMMON STOCK PRICE

                         RISKS RELATED TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKE IT DIFFICULT TO EVALUATE OUR FUTURE
PROSPECTS.

     We were incorporated in July 1987, but in 1995, we discontinued our loudspeaker business and refocused our business on digital amplifier technology development. Accordingly, we have limited historical financial information and operating history upon which you may evaluate us and our prospects. Our prospects must be considered in light of the risks, challenges and difficulties frequently encountered by companies in their early stage of development, particularly companies in intensely competitive and rapidly evolving markets such as the digital audio system industry. We cannot be sure that we will be successful in addressing these risks and challenges.

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

     We incurred net losses of approximately $1.9 million for the year ended December 31, 2000, $1.1 million in 1999 and $1 million in 1998. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantial revenue to achieve and sustain profitability and positive cash flow. Our revenue growth may not be sustainable and should not be considered indicative of future revenue growth trends. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this risk factor section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price would likely decline.

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND, THEREFORE, OUR SUCCESS DEPENDS ON OUR ABILITY TO INTRODUCE NEW PRODUCTS IN A TIMELY FASHION.

     The life cycle of the technology and any future products developed by us may be limited by the emergence of new products and technologies, changes in consumer preferences and other factors. Our future performance will depend on our ability to consistently (i) identify emerging technological trends in our market, (ii) identify changing consumer requirements, (iii) develop or maintain competitive technology, including new product offerings, (iv) improve the performance, features and reliability of our products, particularly in response to technological change and competitive offerings, (v) bring technology to market quickly at cost-effective prices, and (vi) protect our intellectual property. There can be no assurance that we will be successful in developing and marketing new products that respond to technological and competitive developments and changing customer needs, or that such products will gain market acceptance and be incorporated into the technology or products of third parties. Any significant delay or failure to develop new enhanced technologies, including new product offerings, would have a material adverse effect on our business, financial condition and results of operations.

WE MAY REQUIRE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND RESEARCH AND DEVELOPMENT.

     Because we have had losses and only a nominal amount of cash has been generated from operations, we have funded our operating activities to date from the sale of securities. We will likely require additional capital in the future which may be in the form of additional sales of securities. The sale of securities will result in dilution to our current stockholders' ownership in the Company. We do not have any plans for additional financing at this time.

IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MIGHT NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

     We may not be successful in recruiting and retaining executive officers and other key management and technical personnel. The competition for employees with the necessary high level of technical expertise to design and market our products is intense, particularly in eastern Massachusetts. We will need to hire a number of additional technical personnel if we are to increase the rate at which we develop new products. In addition, the loss of the management and technical expertise of our senior management could seriously harm us.

OUR ABILITY TO ACHIEVE REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO MAINTAIN OUR EXISTING LICENSING RELATIONSHIPS.

     Part of our business strategy has been to enter into licensing relationships with major semiconductor fab houses in order to offer products to a larger customer base than could be reached through our own development and marketing efforts. We believe that such relationships can accelerate market penetration of our products and technologies, while limiting our manufacturing exposure and sales and marketing costs. However, there can be no assurance that we will be able to expand or maintain our existing licensing relationships or establish new licensing relationships on commercially reasonable terms, if at all. Any future inability by us to maintain our licensing relationships or to enter into additional licensing relationships, or the failure of one or more of our licensing relationships to result in the development and maintenance of a market for our products, could have a material adverse effect on our business, operating results and financial condition.

WE DO NOT HAVE MANUFACTURING CAPABILITIES, AND AS A RESULT, WE RELY ON OUTSIDE FOUNDRIES TO MANUFACTURE OUR SEMICONDUCTOR PRODUCTS.

     We have no manufacturing capabilities, nor do we have plans to establish any such capabilities. Accordingly, we utilize outside semiconductor foundries to manufacture our semiconductor products. There are significant risks associated with our reliance on these foundries that can adversely affect our business, operating results and financial condition. Such risks include: (1) the ability to maintain foundry relationships, the failure of which could result in significant delays in product introduction due to the time to establish new relationships; (2) the loss of foundry priority that may result in limiting our ability to obtain products on schedule; (3) limited control over product quality which could result in product returns and the loss of customers; (4) inability to control manufacturing yield which could increase production costs, thereby reducing sales potential and operating margins; and (5) lack of access or control over new process and manufacturing technologies to maintain product competitiveness in the market.

OUR PRODUCTS UTILIZE NEW TECHNOLOGY AND MAY HAVE MANUFACTURING DEFECTS OR OTHER CHARACTERISTICS THAT ARE ONLY DETECTED AFTER INSTALLATION IN CUSTOMER APPLICATIONS, WHICH MAY HARM OUR BUSINESS.

     Our products are based on recently-developed technology and are manufactured utilizing state-of-the-art manufacturing processes. Our approach to product qualification and testing may not fully evaluate or identify product characteristics or defects that could adversely affect the product's ability to operate in the intended application. If such defects or characteristics are discovered after installation, product revenue might be significantly delayed and our ability to maintain existing customers and to retain new customers may be seriously affected.

OUR ABILITY TO ACHIEVE REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO PERSUADE THE MARKET TO ADOPT OUR NEW AMPLIFIER TECHNOLOGY.

     We face challenges in persuading manufacturers to adopt our products using our new amplifier technology. Traditional amplifiers use design approaches developed in the 1930s. These approaches are still used in most amplifiers and engineers are familiar with these design approaches. In order to adopt our products, manufacturers and engineers must understand and accept our new technology. In addition, our amplifier technology may be more expensive for some applications than the traditional amplifier technology. For these reasons, prospective customers may be reluctant to adopt our technology.

INTENSE COMPETITION IN THE SEMICONDUCTOR AND CONSUMER AUDIO INDUSTRY COULD PREVENT US FROM ACHIEVING OR SUSTAINING PROFITABILITY.

     The semiconductor and consumer audio industry is highly competitive, and we expect the intensity of the competition to increase. Many of our competitors have greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, our competitors may offer broader product lines and have greater name recognition than we do, and may offer discounts as a competitive tactic. In addition, several development stage companies are currently creating or developing technologies and products that compete with or are being designed to compete with our technologies and products. Our competitors may develop or market technologies or products that are more effective or more commercially attractive than our current or future products, or that may render our technologies or products less competitive or obsolete. Accordingly, if competitors introduce superior technologies or products and we cannot make enhancements to our technologies and products necessary for them to remain competitive, our competitive position, and in turn, our business, revenues and financial condition, will be seriously harmed.

                   RISKS RELATED TO OUR INTELLECTUAL PROPERTY

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY BE INSUFFICIENT TO PROTECT OUR COMPETITIVE POSITION.

     Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. We have two issued United States patents and one pending patent application. We cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.

     We also generally enter into confidentiality agreements with our employees and strategic partners, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS DISPUTES WHICH COULD DIVERT MANAGEMENT'S ATTENTION AND COULD BE COSTLY.

     The semiconductor and consumer audio industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, we may receive in the future, notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business. For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular products from the market or necessitating that specific products offered for sale or under development be redesigned.

     Irrespective of the validity or successful assertion of various claims of infringement, misappropriation or misuse of other parties' proprietary rights, we would likely incur significant costs and diversion of our management and personnel resources with respect to the defense of such claims, which could seriously harm our business. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. We cannot be sure that under such circumstances a license would be available on commercially reasonable terms, if at all. Moreover, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non-disclosure of such intellectual property. We cannot be sure that the steps taken by us to prevent our, or our customers', misappropriation or infringement of the intellectual property will be successful.

                       RISKS RELATING TO OUR COMMON STOCK

MARKET FLUCTUATIONS COULD NEGATIVELY IMPACT THE MARKET PRICE OF OUR COMMON
STOCK.

     The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. We expect that the market price of our Common Stock will fluctuate as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our Common Stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price for our Common Stock may rise and fall in response to various factors including:

 .    announcements of technological innovations or new products, or competitive developments;

 .    changes in earnings estimates or investment recommendations by securities analysts;

 .    investor perceptions and expectations regarding our products;

 .    acquisitions or strategic alliances by us or our competitors; and

 .    the gain or loss of a significant customer or order.

     In addition, market fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Common Stock.

BECAUSE A LIMITED NUMBER OF PERSONS, INCLUDING DIRECTORS AND EXECUTIVE OFFICERS, OWN A MAJORITY OF OUR COMMON STOCK AND THEREFORE CONTROL OUR COMPANY, DECISIONS MAY BE MADE BY THEM THAT MAY BE DETRIMENTAL TO OTHER STOCKHOLDERS.

     As of March 15, 2001, our executive officers and directors owned approximately sixty and 8/10 percent (60.8%) of the outstanding shares of Common Stock of the Company. Accordingly, such persons will have sufficient voting power to control the outcome of matters, including the election of a majority of the board of directors, and any merger, consolidation or sale of all or substantially all of our assets, submitted to our stockholders for approval and will also have control over our management and affairs. As a result of such voting power, these stockholders will be able to control the outcome of corporate actions requiring stockholder approval. These corporate actions include proxy contests, mergers involving us, tender offers, open market purchase programs or other purchases of Common Stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock. This concentration of ownership could also adversely affect our stock's market price.

SALES OF SUBSTANTIAL AMOUNTS OF COMMON STOCK IN THE PUBLIC MARKET COULD DEPRESS OUR STOCK PRICE AND COULD IMPAIR OUR ABILITY TO RAISE CAPITAL THROUGH THE SALE OF ADDITIONAL EQUITY SECURITIES.

     As of March 15, 2001, we had 4,983,523 shares of Common Stock outstanding. Approximately 1,131,812 of these shares are freely tradable without restriction or further registration under the federal securities laws. Approximately 3,574,710 of these shares are restricted, but eligible for sale pursuant to the terms and conditions of Rule 144 or Rule 144(k) under the Securities Act of 1933. In addition, as of March 15, 2001, there were outstanding options and warrants to purchase 772,000 shares of Common Stock, of which options and warrants to purchase 330,500 shares are fully vested. In the future, we may register for resale the shares underlying the outstanding options and grant additional options.

     A sale of a substantial number of shares, particularly by our directors and officers, or the perception that this sale could occur, could have an adverse effect on the price of our Common Stock.


ITEM 7.   FINANCIAL STATEMENTS

     See Item 13 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 10.  Executive Compensation

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" and "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

   (a)(1) Financial Statements. The financial statements required to be filed by
          --------------------
Item 7 herewith are as follows:

                                                                    PAGE
                                                                    ----

Independent Auditor's Report......................................   F-1

Consolidated Balance Sheet-December 31, 2000......................   F-2

Consolidated Statements of Operations-Years ended
   December 31, 2000 and 1999.....................................   F-3

Consolidated Statements of Stockholders'  Equity (Deficit)-Years
   ended December 31, 2000 and 1999...............................   F-4

Consolidated Statements of Cash Flows-Years ended
   December 31, 2000 and 1999.....................................   F-5

Notes to Consolidated Financial Statements-December 31, 2000
   and 1999.......................................................   F-6

   (a)(2) EXHIBITS.

   (i) The following exhibits are filed herewith:

Exhibit
  No.                    Description
-------                  -----------

3.1 Certificate of Incorporation of Apogee Technology, Inc., incorporated herein by reference to Exhibit 3.1 to the registrant's Form 10-SB, as amended (File No. 000-17053).
3.2 Amendment of Certificate of Incorporation of Apogee Technology, Inc., incorporated herein by reference to Exhibit 3.2 to the registrant's Form 10-SB, as amended (File No. 000-17053).
3.3 Restated By-Laws of Apogee Technology, Inc., incorporated herein by reference to Exhibit 3.3 to the registrant's Form 10-SB, as amended (File No. 000-17053).
10.1 Form of 1999 Stock and Warrant Subscription Agreement, incorporated herein by reference to Exhibit 10.1 to the registrant's Form 10-SB, as amended (File No. 000-17053).
10.2 Form of 1999 Warrant to purchase shares of Common Stock of the registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-SB, as amended (File No. 000-17053).
10.3 Form of 2000 Stock Subscription Agreement, incorporated herein by reference to Exhibit 10.3 to the registrant's Form 10-SB, as amended (File No. 000-17053).
10.4 Development and Licensing Agreement dated August 13, 1999 incorporated herein by reference to Exhibit 10.4 to the registrant's Form 10-SB, as amended (File No. 000-17053).

     Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

   (b)  REPORTS ON FORM 8-K.

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APOGEE TECHNOLOGY, INC.


Date: March 28, 2001                By:  /s/ David Spiegel
                                         -----------------
                                    Name: David Spiegel
                                    Title: President and Treasurer (principal
                                    executive, financial and accounting officer)


     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                  Capacity                              Date
----                  --------                              ----


/s/ Herbert M. Stein    Chairman of the Board         March 28, 2001
----------------------
Herbert M. Stein

/s/ David Spiegel       Director                      March 28, 2001
----------------------
David Spiegel

/s/ Anton Schrafl
----------------------  Director                      March 28, 2001
Anton Schrafl


_____________           Director                      _________, 2001
Joel N. Levy

/s/ Sheryl Stein        Director                      March 28, 2001
----------------------
Sheryl Stein

/s/ Alan Tuck
----------------------  Director                      March 28, 2001
Alan Tuck

                         ANNUAL REPORT ON FORM 10 - KSB
                                     ITEM 7

                          LIST OF FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2000

                             APOGEE TECHNOLOGY, INC.
                             NORWOOD, MASSACHUSETTS


--------------------------------------------------------------------------------


                                                                    PAGE
                                                                    ----

Independent Auditor's Report                                        F-1

Consolidated Balance Sheet-December 31, 2000                        F-2

Consolidated Statements of Operations-Years ended
   December 31, 2000 and 1999                                       F-3

Consolidated Statements of Stockholders'  Equity (Deficit)-Years
   ended December 31, 2000 and 1999                                 F-4

Consolidated Statements of Cash Flows-Years ended
   December 31, 2000 and 1999                                       F-5

Notes to Consolidated Financial Statements-December 31, 2000
   and 1999                                                         F-6

INDEPENDENT AUDITOR'S REPORT


Board of Directors
Apogee Technology, Inc.


We have audited the accompanying consolidated balance sheet of Apogee Technology, Inc. and Subsidiary as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apogee Technology, Inc. and Subsidiary as of December 31, 2000 and the results of their operations and cash flows for each of the years in the two year period ended December 31, 2000 in conformity with U.S. generally accepted accounting principles.


/s/ Yohalem Gillman & Company LLP
---------------------------------
Yohalem Gillman & Company LLP


New York, New York
February 15, 2001

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                           DECEMBER 31,
                                                               2000
                                                           ------------
ASSETS

Current assets
   Cash and cash equivalents                               $  1,131,246
   Accounts receivable                                           54,724
   Prepaid expenses                                             129,971
                                                           ------------

         Total current assets                                 1,315,941
                                                           ------------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION OF $123,540                                     172,666
                                                           ------------

OTHER ASSETS
Digital Amplifier patents, net of amortization
  of $53,983                                                     38,953
                                                           ------------

                                                           $  1,527,560
                                                           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                   $    266,516
   Current maturities of capital lease obligations               25,686
                                                           ------------

         Total current liabilities                              292,202
                                                           ------------

OTHER LIABILITIES
   Capitalized lease obligations -
      net of current maturities                                  37,967
                                                           ------------

         Total liabilities                                      330,169
                                                           ------------

STOCKHOLDERS' EQUITY
   Common stock, .01 par value;
      9,000,000 shares authorized, 4,981,523,
      issued and outstanding                                     49,815
   Additional paid-in capital                                10,362,328
   Accumulated deficit                                       (9,214,752)
                                                           ------------

         Total stockholders' equity                           1,197,391
                                                           ------------

                                                           $  1,527,560
                                                           ============
--------------------------------------------------------------------------------
See accompanying notes.               F-2

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                         YEARS ENDED DECEMBER 31,

                                                        2000                 1999
                                                     -----------          -----------
REVENUES
   Development agreement                             $      --            $    32,000
   Consulting income                                      50,275               28,200
                                                     -----------          -----------

                                                          50,275               60,200
                                                     -----------          -----------

COSTS AND EXPENSES
   Research and development                              868,672              658,200
   Selling, general and administrative                 1,093,091              436,555
                                                     -----------          -----------

                                                       1,961,763            1,094,755
                                                     -----------          -----------

LOSS BEFORE OTHER INCOME (EXPENSE)                    (1,911,488)          (1,034,555)
                                                     -----------          -----------

OTHER INCOME (EXPENSE)
   Interest expense                                      (20,621)             (27,532)
   Interest income                                        12,256                  -.-
   Loss on disposal of assets                                -.-                 (320)
                                                     -----------          -----------

                                                          (8,365)             (27,852)
                                                     -----------          -----------

NET LOSS                                             $(1,919,853)         $(1,062,407)
                                                     ===========          ===========

BASIC AND DILUTED LOSS
   PER COMMON SHARE                                  $     (0.42)         $     (0.30)
                                                     ===========          ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED                                   4,571,860            3,525,667
                                                     ===========          ===========


--------------------------------------------------------------------------------
See accompanying notes.                 F-3

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY   (DEFICIT)
--------------------------------------------------------------------------------

                                                                               Additional
                                                         Common Stock            Paid-in        Accumulated
                                                    -----------------------
                            Common Stock            Subscribed                   Capital          Deficit
                       ----------------------                                                   ------------
                        Shares       Dollars          Shares       Dollars       Dollars          Dollars           Total
                       ---------    --------        --------     ---------      -----------    -------------    ------------
Balance at
December 31, 1998      3,106,156     $31,061             -.-          $-.-      $ 4,959,806     $(6,232,492)     $(1,241,625)

Net loss                     -.-         -.-             -.-           -.-              -.-      (1,062,407)      (1,062,407)
Subscriptions received       -.-         -.-         215,000       430,000              -.-             -.-          430,000
Issuances of stock       493,032       4,930         (50,000)     (100,000)         616,738             -.-          521,668
Conversion of
stockholder debt to
 equity                  555,834       5,559             -.-           -.-          681,523             -.-          687,082
Contributions by
 directors                   -.-         -.-             -.-           -.-           29,166             -.-           29,166
Balance at
December 31, 1999      4,155,022      41,550         165,000       330,000        6,287,233      (7,294,899)        (636,116)
                       ---------    --------        --------     ---------      -----------    -------------    ------------

Net loss                     -.-         -.-             -.-           -.-              -.-      (1,919,853)      (1,919,853)
Issuances of
stock                    784,984       7,850        (165,000)     (330,000)       3,738,742             -.-        3,416,592
Conversion of
 stockholder debt to
 equity                   41,517         415             -.-           -.-          274,753             -.-          275,168
Contributions by
 directors                   -.-         -.-             -.-           -.-           61,600             -.-           61,600
                       ---------    --------        --------     ---------      -----------    -------------    ------------

Balance at
December 31, 2000      4,981,523     $49,815             -.-     $     -.-      $10,362,328     $(9,214,752)     $ 1,197,391
                       =========    ========        ========     =========      ===========    =============    ============


--------------------------------------------------------------------------------
See accompanying notes.           F-4

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                              YEARS ENDED DECEMBER 31,
                                                              2000                 1999
                                                          ------------         ------------
CASH FLOWS FROM OPERATIONS
   Net loss                                               $(1,919,853)         $(1,062,407)
   Adjustments to reconcile net loss to net cash
      used in operating activities
         Accrued interest                                     (51,529)              17,429
         Depreciation and amortization                         71,748               27,513
         Loss on disposal of assets                               -.-                  320
         Change in operating assets and
          liabilities:
         Accounts receivable                                  (14,166)             (50,558)
         Prepaid expenses                                    (106,667)               5,356
         Accounts payable and accrued expenses                (28,411)              52,065
                                                          -----------          -----------

            Net cash used in operating activities          (2,048,878)          (1,010,282)
                                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment                                    (132,806)             (14,643)
   Patent costs                                               (22,614)              (5,836)
                                                          -----------

            Net cash used in investing activities            (155,420)             (20,479)
                                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   (Repayments of) proceeds from line of credit              (200,000)             200,000
   Proceeds from issuances of common stock                  3,496,592              421,668
   Net (repayments to) proceeds from loans
      from stockholders                                       (20,000)             194,000
   Stock subscription deposits                                    -.-              200,000
   Other capital contributions                                 61,600               29,166
   Decrease  in bank overdraft                                    -.-               (3,560)
   Repayments of capital lease obligations                     (5,277)              (7,884)
                                                          -----------          -----------

            Net cash provided by financing                  3,332,915            1,033,390
             activities
                                                          -----------          -----------

INCREASE IN CASH                                            1,128,617                2,629

Cash - beginning                                                2,629                  -.-

CASH AND CASH EQUIVALENTS - ENDING                        $ 1,131,246          $     2,629
                                                          ===========          ===========

--------------------------------------------------------------------------------
See accompanying notes.          F-5

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

1. NATURE OF OPERATIONS

   The Company is engaged in the development and design of digital amplifier technology. The Company is presently focused on computer based audio and entertainment media applications derived from its all-digital amplifier circuitry design trademarked as Direct Digital Amplification (DDX).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CONSOLIDATION

   The financial statements include the accounts of Apogee Technology, Inc. ("Technology"), and its wholly owned subsidiary, DUBLA, Inc. (collectively, the "Company"). All significant intercompany transactions and accounts have been eliminated.

   Research and Development

   Costs for research and development are expensed as incurred.

   PROPERTY AND EQUIPMENT

   Major replacements and betterments of equipment are capitalized. Cost of normal maintenance and repairs is charged to expense as incurred. Depreciation is provided over the estimated useful lives of the assets using accelerated methods. Property and equipment at December 31, 2000 are comprised of the following:

          Equipment                        $272,266
          Furniture, and fixtures            23,940
                                           --------

                                            296,206
          Less accumulated depreciation     123,540
                                           --------

                                           $172,666
                                           ========

   The estimated useful lives of the classes of physical assets were as follows:

          Description                    Depreciable Lives
          -----------                    -----------------
          Equipment                          5 years
          Furniture and Fixtures             7 years

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   PATENTS

   Costs incurred to register and obtain patents are capitalized and amortized on a straight-line basis over their estimated lives.

   USE OF ESTIMATES IN FINANCIAL STATEMENTS

   In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and FAS 138, which is required to be adopted in fiscal years beginning after June 15, 2000. FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting procedures that will affect the timing and manner in which hedging gains and losses are recognized in a Company's financial statements. The adoption of these standards will not have a material effect on the Company's results of operations or financial position.

3. BANK LINE OF CREDIT

   The Company had a $250,000 bank line of credit which was refinanced in February 2000 and again in April 2000. The new line which matured in January 2001 was secured by the Company's assets and was personally guaranteed by a director of the Company. As of December 31, 2000, the Company had no borrowings under this line.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


4. CAPITAL LEASE OBLIGATIONS

   The Company leases certain furniture and equipment under capital leases. Future minimum lease payments for assets under capital leases at December 31, 2000 are as follows:

            2001                                          $ 36,324
            2002                                            31,824
            2003                                            11,013
                                                       -----------


            Total minimum lease payments                    79,161
            Less amount representing interest              (15,508)
                                                       -----------


            Present value of minimum lease payments         63,653
            Less current maturities                        (25,686)
                                                       -----------


                                                          $ 37,967
                                                       ===========

   At December 31, 2000, the Company had net assets under capital leases of $55,144 included in property and equipment in the accompanying balance sheet.

5. STOCKHOLDERS' EQUITY

   In August 1999, the Company issued 723,666 shares of common stock pursuant to a private placement dated January 1999. Under this placement, the Company received $85,000 in cash, converted stockholder debt of $529,750 and repayment of the Company's bank debt in the amount of $250,000 by two directors.

   In September 1999, the Company issued 275,200 shares of common stock, pursuant to a private placement dated May 1999. Under this placement, the Company received $236,668 together with a conversion of $107,332 in stockholder debt.

   In September 1999, the Company authorized a private placement in the amount of $545,000 for 272,500 units at $2.00 per unit. Each unit represents a subscription for one share of common stock at $2.00 per share and one warrant to purchase one-fifth of a share of common stock at $2.50 per share. The warrants expire 5 years from the date of subscription. During 1999 and 2000, the Company issued 50,000 and 222,500 units, respectively, completing the placement. Proceeds received were $450,000. As of December 31, 1999, there were subscriptions receivable totaling $330,000 for the purchase of 165,000 units, which were received in February 2000. As of December 31, 1999 and 2000 there were outstanding 222,500 warrants to purchase 44,500 shares of common stock.

                     APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

5. STOCKHOLDERS' EQUITY (CONTINUED)

   In June 2000, the Company completed a private placement in the amount of $750,000 for the issuance of 250,000 shares of common stock at $3.00 per share. Proceeds received were $690,000 together with a conversion of $60,000 in stockholder debt.

   In November 2000, the Company completed a private placement of 277,001 shares of common stock at $10.00 per share. Proceeds received were $2,554,842 together with a conversion of $215,168 in stockholders debt.

   During 2000, the Company issued 75,000 shares of common stock to certain directors and one employee under the 1997 stock option plan at $0.55 and $1.25 per share, respectively, totaling $51,750.

   In December 1990, the Board granted to an outside consultant a nonqualified option for 10,000 shares of common stock at a price of $2.50 per share under the 1989 stock option plan, which expires 10 years from the date of grant. 2,000 shares were issued in December 2000 at a price of $2.50 per share, pursuant to this grant.

   During 2000 and 1999, the Company waived accrued interest on stockholder loans of $61,600 and $29,166, respectively, and contributed it to capital.

6. Related Party Transactions

   The Company rents its facility from one of its stockholders for $3,600 per month without a formal lease. Rent paid to this stockholder aggregated $43,200 for 2000 and 1999, respectively.

7. DEVELOPMENT AND LICENSE AGREEMENTS

   In August 1999, the Company signed a licensing agreement with ALST, a strategic partnership between Altec Lansing Technologies, Inc. ("Altec") and STMicroelectronics. Under this agreement, the Company will license its patented DDX intellectual property on a non-exclusive basis to develop integrated semiconductor products for the computer, consumer electronics, automotive and communications markets. ALST will be responsible for the overall product development and STMicroelectronics will manufacture and sell products to Altec Lansing and other audio manufacturers. The Company will receive a royalty on sales of all products incorporating the Company's DDX technology. Since no shipments were made, no royalties have been earned by the Company.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


7. DEVELOPMENT AND LICENSE AGREEMENTS (CONTINUED)

   During 2000, the Company's revenue of $50,275 represents consulting fees under the ALST agreement. During 1999, under the same agreement, the Company's revenue of $60,200 represents an initial license fee of $32,000 and consulting fees of $28,200.

   In June 1999, the Company entered into an agreement with a semiconductor manufacturer, which calls for them to design and develop the semiconductor circuitry for a power amplifier chip using the Company's patented technology, and to manufacture these chips for sale to the Company. In accordance with the contract, the Company paid the manufacturer a program fee of $196,000, which was payable in installments at each phase of completion. The agreement provided for termination fees based on phase of completion should the contract be canceled. The agreement also specifies that the Company commits to an annual minimum purchase of $253,500 over the term of the agreement, which is 3 years from the effective date (above). During 2000, the semiconductor manufacturer went out of business and as a result, the Company believes it is no longer bound by this contract.

     SUBSEQUENT EVENT

     In February 2001, the Company entered into a license agreement with ST Microelectronics NV ("ST") of the Netherlands. The agreement calls for ST to use certain intellectual property rights owned or controlled by the Company to commercialize and sell related products utilizing such technology. In consideration for this license ST shall pay to the Company a one time license fee of $2 million consisting of $1.6 million in cash and a $400,000 credit for future design services. The Company will also receive future royalties based on certain formulas, as defined in the agreement. This agreement has no expiration date, however, either party may cancel the agreement upon certain advance notices as defined in the agreement. A substantial portion of the $1.6 million will be recognized as revenue in the first quarter of 2001 since the Company is not obligated to perform future services with respect thereto.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


8. Stock Options

   In May 1997, the Company adopted an incentive stock option plan for key employees, directors and consultants. The Company's board of directors authorized a maximum of 300,000 shares of common stock for issuance under the plan which in 2000 was increased to 600,000 shares. Pursuant to the plan, the board may grant options to key employees, directors, or consultants at its discretion. Options granted under the plan to less than 10% and greater than 10% stockholders are to be for 100% and 110%, respectively, of the fair value of the common stock on the date of the grant, and expire 10 and 5 years, respectively, from the date of the grant.

   A summary of the status of the Company's stock options as of December 31, 2000 and 1999 and changes during the years ended on that date is presented below.

                                                         2000                     1999
                                                        WEIGHTED                 Weighted
                                                        AVERAGE                  Average
                                                        EXERCISE                 Exercise
                                            SHARES       Price       Shares       Price
                                           -------     ----------   --------     -------
Outstanding - beginning of year            300,000      $ 0.64      250,000       $0.52

Granted                                    212,000        5.38       50,000        1.25

Exercised                                  (77,000)      (0.74)       - . -       - . -

Expired                                      - . -       - . -        - . -       - . -

Cancelled                                  (29,500)      (2.15)         -.-       - . -
                                           -------                 --------

Outstanding - end of year                  405,500      $ 2.99      300,000       $0.64
                                           =======      ======     ========       =====

Weighted average fair value of
options granted during year                             $ 3.02                    $0.71
                                                        ======                    =====

   Under the 1997 stock option plan, the Company granted options in January and May 1999 to certain directors and employees to purchase a total of 50,000 shares of common stock at $1.25 per share. Between April and November 2000, the Company awarded options to purchase 212,000 shares to three directors, 17 employees. All options vest 20% per year over five years from the grant date except for certain options granted in July 1997 where the options vest 20% at the date of issue and an additional 20% at each subsequent January until fully vested in January 2001.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
8. STOCK OPTIONS (CONTINUED)

   The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, " Accounting for Stock-Based Compensation" (FAS
   123). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock.

   Pro forma information regarding earnings and per share information is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model in 2000 and a minimum value pricing model in 1999 with the following weighted-average assumptions for 2000 and 1999, respectively: risk-free interest rates ranging from 5.85% to 6.69% and 5.21% to 6.63%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 1.0 in 2000; and a weighted-average expected life of the option of approximately seven and one half years and 10 years.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option plan been accounted for under SFAS No. 123, net loss and loss per share would have been increased to the following pro forma amounts:

                                                                       2000                     1999
                                                                   -----------              -----------
Net loss:
    As reported                                                    $(1,919,853)             $(1,062,407)
    Pro forma                                                      $(2,032,094)             $(1,091,474)
Loss per share:
    As reported, basic and diluted                                 $    (0.42)              $    (0.30)
    Pro forma, basic and diluted                                   $    (0.44)              $    (0.31)

The following table summarizes information about options outstanding as of December 31, 2000:

                                                Options Outstanding                            Options Exercisable
                                 ----------------------------------------------        ----------------------------------
                                                       Weighted
                                                       Average        Weighted                               Weighted
                                                      Remaining        Average                               Average
      Range of Exercise            Number            Contractual      Exercise             Number            Exercise
           Prices                Outstanding             Life           Price           Exercisable           Price
-------------------------------------------------------------------------------------------------------------------------
       $ 0.50 -  4.15             354,000                7.26         $ 1.64             219,000             $0.96
       $10.50 - 15.25              51,500                9.62          12.29               - . -             - . -
                                ------------                                            -----------

Total at December 31, 2000        405,500                7.56         $ 2.99             219,000             $0.96
=========================================================================================================================

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
9. LOSS PER COMMON SHARE

   Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during each year, as well as common shares subscribed for which the cash has been received by the end of the year, which totaled 4,571,860 and 3,525,667 shares for 2000 and 1999, respectively. The assumed exercise of outstanding warrants and stock options for diluted loss per common share was not applicable because their effect was antidilutive.

10.  Employee Retirement 401(k) Plan

   The Company sponsors a 401(k) retirement plan for the benefit of its employees. The plan imposes no contribution requirement or liability upon the Company. Plan participation is voluntary and unconditional to all employees over 18 and plan contributions are discretionary to the limits allowed by the Internal Revenue Code and are immediately 100% vested. There were no employer contributions during 2000 and 1999.

11.  TAX LOSS CARRYFORWARDS

     The Company has federal net operating loss carryforwards at December 31, 2000, totaling approximately $10,428,000, expiring through the year 2020.

     The Company's net losses result in no current tax benefit. The deferred tax assets arising from net operating loss carryforwards amounted to approximately $2,034,000 at December 31, 2000, and were fully offset by a valuation allowance as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This represents an increase of $334,000 in the valuation allowance since December 31, 1999. The valuation allowance is based on an assessment at December 31, 2000 that it is more likely than not that the net operating loss carryover will not be realized in the future. However, should the Company generate future income from licensing agreements (see Note 7) and the sale of products, resulting in taxable income, then the valuation allowance may be adjusted accordingly.

                     APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999



12.  CONCENTRATION OF CREDIT RISK

The Company maintains accounts with financial institutions. Balances usually exceed the maximum coverage provided by the Federal Deposit Insurance Corporation on insured depositor accounts.


13.  SUPPLEMENTAL CASH FLOW INFORMATION

   Interest paid during 2000 and 1999 amounted to $10,550 and $9,876, respectively.

   SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING AND INVESTING ACTIVITIES


                                                     2000        1999
                                                 ------------- ----------

     Furniture and equipment financed through
     capital leases                                 $68,930    $    -.-


     Stockholder debt converted to equity           275,168     687,082

     Repayment of bank debt by directors
     in consideration for 200,000 shares of
     common stock at $1.25 per share                    -.-     250,000