Form 10QSB
period 2001-03-31
APOGEE TECHNOLOGY INC
filed 2001-05-15
CIK 823876

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares of each of the Issuer's classes of common equity, as
of the latest practicable date:   As of May 11, 2001,  there were
4,981,623 shares of Common Stock, $.01 par value per share, outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [ ] No[X]

                            APOGEE TECHNOLOGY, INC.

             INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                          QUARTER ENDED MARCH 31, 2001

                                                                          PAGE
                                                                          ----
                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets at March 31, 2001 and
              December 31, 2000...........................................  3
         Condensed Consolidated Statements of Operations and Accumulated
              Deficit for the Three Months Ended March 31, 2001 and
              March 31, 2000..............................................  4
         Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2001 and March 31, 2000........  5
         Notes to Condensed Consolidated Financial Statements.............  6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................  8

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...............................................  11

Item 2 - Changes in Securities...........................................  11

Item 3 - Defaults Upon Senior Securities.................................  11

Item 4 - Submission of Matters to a Vote of Security Holders.............  11

Item 5 - Other Information...............................................  11

Item 6 - Exhibits and Reports on Form 8-K................................  11

Signatures...............................................................  12

Exhibit Index............................................................  13

                     APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    MARCH 31,    DECEMBER 31,
                                                       2001           2000
                                                   -----------    -----------
ASSETS (UNAUDITED)

CURRENT ASSETS
  Cash and cash equivalents                        $ 1,619,908    $ 1,131,246
  Inventory                                             28,399            -.-
  Accounts receivable                                  599,917         54,724
  Prepaid expenses                                      29,559        129,971
                                                    -----------    -----------

      Total current assets                           2,277,783      1,315,941
                                                    -----------    -----------

EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
 OF $141,577 AND $123,540                              154,629        172,666
                                                    -----------    -----------

OTHER ASSETS
 Digital Amplifier patents, net of amortization
   of $57,481 and $53,983                               36,343         38,953
                                                    -----------    -----------

                                                   $ 2,468,755    $ 1,527,560
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses             $   197,459    $   266,516
 Current maturities of capital lease obligations        25,686         25,686
                                                    -----------    -----------

      Total current liabilities                        223,145        292,202

DEFERRED REVENUE                                       155,000            -.-

CAPITALIZED LEASE OBLIGATIONS, NET OF
     CURRENT MATURITIES                                 32,045         37,967
                                                    -----------    -----------

                                                       410,190        330,169
                                                    -----------    -----------

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value;
   9,000,000 shares authorized, 4,981,523
   shares issued and outstanding                        49,815         49,815
 Additional paid-in capital                         10,362,328     10,362,328
 Accumulated deficit                                (8,353,578)    (9,214,752)
                                                    -----------    -----------

      Total stockholders' equity                     2,058,565      1,197,391
                                                    -----------    -----------

                                                   $ 2,468,755    $ 1,527,560
                                                    ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND ACCUMULATED DEFICIT



                                                       THREE MONTHS ENDED
                                                             MARCH 31,

                                                         2001          2000
                                                    ------------ ------------

REVENUES
 License fee                                        $ 1,420,000  $      --
 Consulting                                              25,000         --
 Royalties                                               62,500         --
 Product sales                                           12,540         --
                                                    -----------  ------------

                                                      1,520,040         --
                                                    -----------  ------------

COSTS AND EXPENSES
 Research and development                               273,634      126,588
 Selling, general and administrative                    395,319      176,461
 Product sales                                            4,988         --
                                                    -----------  ------------

                                                        673,941      303,049
                                                    -----------  ------------

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSES)            846,099     (303,049)
                                                    -----------  ------------

OTHER INCOME (EXPENSES)
 Interest income                                         18,233         --
 Interest expense                                        (3,158)     (10,502)
                                                    -----------  ------------

                                                         15,075      (10,502)
                                                    -----------  ------------

NET INCOME (LOSS)                                       861,174     (313,551)

Accumulated deficit - beginning                      (9,124,752)  (7,294,899)
                                                    -----------  ------------

ACCUMULATED DEFICIT - ENDING                        $(8,353,578) $(7,608,450)
                                                    ===========  ============

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE    $      0.17  $     (0.07)
                                                    ===========  ============

BASIC AND DILUTED WEIGHTED AVERAGE OF
     COMMON SHARES OUTSTANDING                        4,981,523    4,244,857
                                                    ===========  ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          THREE MONTHS ENDED
                                                                MARCH 31,

                                                            2001        2000
                                                         ----------   ---------

CASH FLOWS FROM OPERATIONS
 Net income (loss)                                       $  861,174   $(313,551)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities
   Accrued interest - stockholders                               --       5,569
   Depreciation and amortization                             21,536       6,131
   Change in operating assets and liabilities:
     Accounts receivable                                   (545,193)     50,558
     Inventory                                              (28,399)         --
     Prepaid expenses                                       100,412          53
     Accounts payable and accrued expenses                  (69,057)    (29,192)
     Deferred revenue                                       155,000          --
                                                         -----------   ---------

       Net cash provided by (used in) operating activities  495,473    (280,432)
                                                         -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of equipment                                          --      (9,142)
 Patent costs                                                  (889)       (679)
                                                         -----------   ---------

       Net cash used in investing activities                   (889)     (9,821)
                                                         -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuances of common stock                         --     546,000
 Repayments of stockholder loans                                 --     (20,000)
 Repayment of capital lease obligations                      (5,922)         --
 Repayment of bank loan                                          --      (2,000)
                                                         -----------   ---------

       Net cash (used in) provided by financing activities   (5,922)    524,000
                                                         -----------   ---------

INCREASE IN CASH                                            488,662     233,747

Cash and cash equivalents - beginning                     1,131,246       2,629
                                                         -----------   ---------

CASH AND CASH EQUIVALENTS - ENDING                       $1,619,908   $ 236,376
                                                         ===========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000

1. BASIS OF PRESENTATION

   The condensed consolidated interim financial statements have been prepared in accordance with the requirements of Regulation SB and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2000.

   The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

2. LICENSE AGREEMENT

   In February 2001, the Company entered into a license agreement with ST Microelectronics NV ("ST") of the Netherlands. The agreement calls for ST to use certain intellectual property rights owned or controlled by the Company to commercialize and sell related products utilizing such technology. In consideration for this license ST shall pay to the Company a one time license fee of $2 million consisting of $1.6 million in cash and a $400,000 credit for future design services. The Company will also receive royalties based on certain formulas, as defined in the agreement. This agreement has no expiration date, however, either party may cancel the agreement upon certain advance notices as defined in the agreement. A portion of the $1.6 million of license fee income has been deferred as the Company is still obligated to perform future services with respect thereto.

   In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenues Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. The Company's accounting for the aforementioned license agreement is in accordance with SAB 101.

3. STOCK OPTIONS

   In February 2001, the Board of Directors, subject to stockholder approval, authorized an increase in the shares available under the 1997 incentive stock option plan from 600,000 to 1,050,000 and awarded options to purchase 179,500 shares to employees, directors and consultants at $12.50 per share. The options vest over five years beginning at the first anniversary of the date of grant.

4. INCOME TAXES

   The Company does not expect to have any taxable income for the year ending December 31, 2001, accordingly there is no provision or benefit for income taxes in the accompanying interim 2001 financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three-Month Periods Ended March 31, 2001 and March 31, 2000.

GENERAL

  The following Discussion and Analysis of the Company's Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price" as well as other factors in the Company's Annual Report on Form 10-KSB. The Company does not intend to update any such forward-looking statements.

INTRODUCTION

  Prior to 1995, the Company was in the business of engineering, manufacturing and marketing high quality, high-end patented ribbon loudspeaker systems for use in home audio and video entertainment systems. The Company discontinued this loudspeaker business in 1994. Since 1995, the Company's business has shifted to the design and marketing of digital amplifier technology, DDX(R). The Company has completed development of its first DDX software, the DDX-S200 Controller Core--a fully verified two channel DDX Controller core intended for digital audio semiconductor products, its first semiconductor products, the DDX-2000/2060 Amplifier Chipset, consisting of the DDX-2000 Controller and DDX-2060 Power device, and its first amplifier product, the EB-2060x evaluation amplifier. On April 9, 2001, the Company announced the introduction of an additional semiconductor product, the DDX-4100, a digital audio integrated circuit. Additionally, the Company has entered into two licensing agreements and has generated initial licensing revenues from these agreements. The Company has also begun to generate revenues from the sale of its products, DDX evaluation boards. Although the Company generated net revenues of approximately $861,174 for the three month period ended March 31, 2001, the Company incurred net losses of approximately $313,551 for the same period ended March 31, 2000 and, as of March 31, 2001, the Company had an accumulated deficit of $8.4 million, down from a deficit of $9.1 million as of December 31, 2000. Of this accumulated deficit, approximately $4 million was attributable to the Company's now defunct loudspeaker business. The Company's historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with the Company's DDX development efforts.

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data for the three-month periods ended March 31, 2001 and March 31, 2000 have been derived from the Company's financial statements. Any trends reflected by the following table may not be indicative of future results.


                                         For the three-month period  ended
                                         ----------------------------------
                                                     MARCH 31,
                                         ----------------------------------
                                                    2001              2000
                                              ----------        ----------
Statement of Operations Data:
Revenues...............................       $1,520,040        $       --
Costs and expenses.....................          673,941           303,049
Other income (expense).................           15,075           (10,502)
Net Income (Loss)......................       $  861,174         ($313,551)

Shares outstanding - March 31..........        4,981,523         4,377,522
Balance Sheet Data:
Total assets...........................       $2,468,755        $  312,333
Stockholders' equity (deficiency)......       $2,058,565         ($483,667)


RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

Revenues

  The Company's revenues totaled $1,520,040 for the three month period ended March 31, 2001. The Company did not have any revenue for the three month period ended March 31, 2000. Revenues in the first quarter of 2001 were comprised primarily of one-time, initial fees paid in connection with the Company's licensing agreement with ST Microelectronics NV of The Netherlands ("ST"). During the three month period ended March 31, 2001, the Company also recorded its first royalty payment under the ST agreement and its first revenues from the sale of Company products, DDX evaluation boards. Additionally, during this quarter, the Company earned consulting income in connection with its licensing agreement with ALST.

Research and Development Costs

  The Company incurred research and development expenses during the three month period ended March 31, 2001 of $273,634 compared to $126,588 for the three month period ended March 31, 2000, an increase of approximately $147,000. This increase reflects the Company's expanded research and development activity as evidenced, primarily, through the employment of eleven engineers as of March 31, 2001, an increase of six from March 31, 2000. The Company has also moved forward with the completion of its new DDX integrated semiconductor chip, the DDX-4100.

Selling General and Administrative Costs

  Selling, general and administrative costs during the three month period ended March 31, 2001 increased to $395,319 from $176,461 during the three month period ended March 31, 2000. This increase reflects the Company's continuing expansion in its efforts to market its new DDX products, including the participation in consumer electronics trade shows and related non-recurring fees, and increased accounting and legal fees incurred in connection with the Company's public company Exchange Act reporting requirements.

Interest Income (Expense), Net

     Interest income net of expense includes income from the Company's cash and cash equivalents and from investments and expenses related to its financing obligations. In the three months ended March 31, 2001, the Company generated net interest income of $15,075 due to the investment of the revenues received from ST. The Company incurred net interest expense of $10,502 in the three months ended March 31, 2000 due primarily to the interest expense generated from its revolving line of credit which it paid off in May 2000.

Net Income (Loss)

     The Company generated net revenues of approximately $861,000 for the three month period ended March 31, 2001, compared to net losses of approximately $303,000 for the same period ended March 31, 2000. Net revenues for the first quarter of 2001 are due primarily to the one-time ST payment.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 2001, the Company had approximately $1.6 million in cash and cash equivalents, and no debt.

  Net cash provided by operations during the three month period ended March 31, 2001 totaled approximately $495,000 compared to a net use in operations of approximately $280,000 during the three month period ended March 31, 2000.
This increase in operational cash provided is primarily due to ST's initial payment to the Company in connection with its licensing agreement with the Company.

  Net cash used in investing activities for the three month period ended March 31, 2001 totaled $889 compared to $9,821 for the three month period ended March 31, 2000. The higher payment in the first quarter of 2000 reflects the purchase of equipment needed to further the Company's product development efforts. No such purchases were made in the quarter just ended.

  Net cash used in financing activities increased to $5,922 for the three month period ended March 31, 2001 compared to a net provision of $524,000 for the three month period ended March 31, 2000. This change was due primarily to no money being raised in private placements during the three month period ended March 31, 2001.

  The Company believes that its current working capital should be sufficient to fund its capital and operational requirements for at least the next nine months. The continuance of the Company in the long term is dependent upon its ability to successfully develop and market its DDX digital amplifier technology and raise additional funds for such purposes. There can be no assurance, however, that the Company will be able to raise the funds that it needs to continue its operations in the long term or that additional funds will be available to the Company on acceptable terms, if at all.

PART II - OTHER INFORMATION



Item 1 - Legal Proceedings.

     The Company is not a party to any litigation in any court and management is not aware of any contemplated proceedings by any governmental authority against the Company.

Item 2 - Changes in Securities.

     On February 12, 2001, the Company granted options to purchase up to an aggregate of 179,500 shares of Common Stock at an exercise price of $12.50 per share pursuant to the Company's 1997 Employee, Director and Consultant Stock Option Plan, consisting of options to purchase up to 57,000 shares of Common Stock granted to employees, options to purchase up to 100,000 shares of Common Stock granted to certain directors, and options to purchase up to 22,500 shares of Common Stock granted to certain consultants.

Item 3 - Defaults Upon Senior Securities.

     None

Item 4 - Submission of Matters to a Vote of Security Holders.

     None

Item 5 - Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         See Exhibit Index.

    (b)  Reports on Form 8-K:

         There were no reports on Form 8-K filed in the three months ended March 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                APOGEE TECHNOLOGY, INC.


                                                /s/  David Spiegel
                                                ------------------
                                                David Spiegel
                                                Its President and Treasurer
                                                (principal executive, financial
                                                and accounting officer)

                                                Date:   May 14, 2001

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

10.1* License Agreement dated February 2, 2001 by and between the Registrant and
      STMicroelectronics, NV.

10.2 Form of 1999 Stock and Warrant Subscription Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-SB, as amended (File No. 000- 17053).

10.3 Form of 1999 Warrant to purchase shares of common stock of the Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-SB, as amended (File No. 000- 17053).

10.4 Form of 2000 Stock Subscription Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-SB, as amended (File No. 000- 17053).

10.5 Development and licensing Agreement dated August 13, 1999, incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 10-SB, as amended (File No. 000- 17053).

* Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.