Form 10QSB
period 2001-06-30
APOGEE TECHNOLOGY INC
filed 2001-08-14
CIK 823876

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 8, 2001, there were 4,994,623 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                            APOGEE TECHNOLOGY, INC.

             INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                          QUARTER ENDED JUNE 30, 2001



                                                                            PAGE
                                                                            ----

                         PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets at June 30, 2001 and
          December 31, 2000.................................................   3
         Condensed Consolidated Statements of Operations and Accumulated
          Deficit for the Three and Six Months Ended June 30, 2001 and
          June 30, 2000.....................................................   4
         Condensed Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 2001 and June 30, 2000.............................   5
         Notes to Condensed Consolidated Financial Statements...............   6

Item 2 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................   8



                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..................................................  10

Item 2 - Changes in Securities and Use of Proceeds..........................  10

Item 3 - Defaults Upon Senior Securities....................................  11

Item 4 - Submission of Matters to a Vote of Security Holders................  11

Item 5 - Other Information..................................................  11

Item 6 - Exhibits and Reports on Form 8-K...................................  12

Signatures..................................................................  12

Exhibit Index...............................................................  13

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                    JUNE 30,       DECEMBER 31,
                                                      2001             2000
                                                      ----             ----
                                                  (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents...................... $ 1,486,330      $  1,131,246
  Inventory......................................     101,386                --
  Accounts receivable, net of allowance for
   doubtful accounts of $25,000 in 2001
   and $  --  in 2000............................     103,145            54,724
  Prepaid expenses...............................      42,575           129,971
                                                  ------------     -------------
    Total current assets.........................   1,733,436         1,315,941
                                                  ------------     -------------
PROPERTY AND  EQUIPMENT, NET OF ACCUMULATED
 DEPRECIATION AND AMORTIZATION OF $163,078
 IN 2001 AND $123,540 IN 2000....................     169,388           172,666
                                                  ------------     -------------
OTHER ASSETS
  Digital Amplifier patents, net of accumulated..
   amortization of $61,228 in 2001 and $53,983
   in 2000.......................................      48,439            38,953
                                                  ------------     -------------
                                                  $ 1,951,263      $  1,527,560
                                                  ============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses.......... $   285,479      $    266,516
  Current maturities of capital lease
  obligations....................................      28,632            25,686
                                                  ------------     -------------
    Total current liabilities....................     314,111           292,202
                                                  ------------     -------------
OTHER LIABILITIES
  Deferred revenue...............................     128,000                --
  Capitalized lease obligations - net of current
   maturities....................................      22,860            37,967
                                                  ------------     -------------
                                                      150,860            37,967
                                                  ------------     -------------
    Total liabilities............................     464,971           330,169
                                                  ------------     -------------

STOCKHOLDERS' EQUITY
  Common stock, .01 par value;
  20,000,000 and 9,000,000 shares authorized in
   2001 and 2000, respectively, 4,994,623 and
   4,981,523 issued and outstanding in 2001 and
   2000, respectively............................      49,946            49,815
  Additional paid-in capital                       10,370,497        10,362,328
  Accumulated deficit............................  (8,934,151)       (9,214,752)
                                                  ------------     -------------
    Total stockholders' equity...................   1,486,292         1,197,391
                                                  ------------     -------------
                                                    1,951,263      $  1,527,560
                                                  ============     =============

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            JUNE 30,                       JUNE 30,
                                                   ---------------------------  -------------------------------
                                                       2001           2000         2001             2000
                                                   -----------    -----------   -----------   -----------------
REVENUES
 Licensing Fee.................................... $        --    $        --   $ 1,420,000   $             --
 Consulting.......................................      27,000             --        52,000                 --
 Royalties........................................      62,500             --       125,000                 --
 Product Sales....................................      18,539             --        31,079                 --
                                                   -----------    -----------   -----------   ----------------
                                                       108,039             --     1,628,079                 --

COSTS AND EXPENSES
 Research and development......................... $   253,882    $   150,886   $   532,269   $        277,474
 Selling, general and
  administrative..................................     431,831        147,616       822,397            324,077
 Product Sales....................................      15,283             --        20,271                 --
                                                   -----------    -----------   -----------   ----------------
                                                       700,996        298,502     1,374,937            601,551
                                                   -----------    -----------   -----------   ----------------

(LOSS) INCOME BEFORE OTHER INCOME
   (expense)......................................    (592,957)      (298,502)      253,142           (601,551)
                                                   -----------    -----------   -----------   ----------------
OTHER INCOME (EXPENSE)
 Interest expense.................................      (2,842)        (6,279)       (6,000)           (16,781)
 Interest income..................................      15,226             --        33,459                 --
                                                   -----------    -----------   -----------   ----------------
                                                        12,384         (6,279)       27,459            (16,781)
                                                   -----------    -----------   -----------   ----------------
NET (LOSS) INCOME.................................    (580,573)      (304,781)      280,601           (618,332)

ACCUMULATED DEFICIT - BEGINNING...................  (8,353,578)    (7,608,450)   (9,214,752)        (7,294,899)
                                                   -----------    -----------   -----------   ----------------

ACCUMULATED DEFICIT - ENDING...................... $(8,934,151)   $(7,913,231)  $(8,934,151)  $     (7,913,231)
                                                   ===========    ===========   ===========   ================


BASIC AND DILUTED (LOSS) INCOME
 PER COMMON SHARE................................. $     (0.12)   $     (0.06)  $      0.06   $          (0.14)
                                                   ===========    ===========   ===========   ================
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING, BASIC AND DILUTED...................   4,986,019      4,377,522     4,983,783          4,348,181
                                                   ===========    ===========   ===========   ================


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                       ------------------------
                                                           2001          2000
                                                           ----          ----
CASH FLOWS FROM OPERATIONS
  Net income (loss)                                    $  280,601    $ (618,332)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
    Accrued interest - stockholders                            --        10,071
    Provision for doubtful accounts                        25,000            --
    Depreciation and amortization                          46,724        12,719
    Changes in operating assets and liabilities:
      Accounts receivable                                 (73,421)       50,558
      Inventory                                          (101,386)           --
      Prepaid expenses                                     87,396       (19,339)
      Accounts payable and accrued expenses                18,963       (98,690)
      Deferred revenue                                    128,000            --
                                                       ----------    ----------

        Net cash provided by (used in)
         operating activities                             411,877      (663,013)
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                     (36,200)      (14,983)
  Patent costs                                            (16,732)       (2,098)
                                                       ----------    ----------

        Net cash used in investing activities             (52,932)      (17,081)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuances of common stock                   8,300       909,500
  Repayment of stockholder loans                               --       (20,000)
  Repayment of capital lease obligations                  (12,161)           --
     Repayment of bank loan                                    --      (200,000)
                                                       ----------    ----------

        Net cash (used in) provided by financing
         activities                                        (3,861)      689,500
                                                       ----------    ----------

INCREASE IN CASH                                          355,084         9,406

Cash - beginning                                        1,131,246         2,629
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS - ENDING                     $1,486,330    $   12,035
                                                       ==========    ==========


             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2001 AND 2000


1. BASIS OF PRESENTATION

   The condensed consolidated interim financial statements have been prepared in accordance with the requirements of Regulation S-B and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2000.

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

   The accompanying 2001 financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that its current working capital should be sufficient to fund its capital and operations requirements for at least the next six months. The continuance of the Company in the long term is dependent upon its ability to successfully develop and market its DDX digital amplifier technology and raise additional funds for such purposes. There can be no assurance, however, that the Company will be able to raise the funds that it needs to continue its operations in the long term or that additional funds will be available to the Company on acceptable terms, if at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. REVENUE RECOGNITION

   The Company recognizes revenue upon shipment of product or the completion of services rendered.

   In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements", subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. The Company's accounting for the license agreement described in Note 5 below is in accordance with SAB 101.

3. INVENTORIES

   Inventories are stated at the lower of cost (first in, first-out) or market. The major classifications of inventories are as follows at period end:

                                  June 30,          December 31,
                                    2001                2000
                                    ----                ----
                                (Unaudited)
Raw materials                 $    18,777           $      --
Finished goods                     82,609                  --
                              -----------           ---------
                              $   101,386           $      --
                              ===========           =========

4. STOCK TRANSACTIONS

   In May 2001, the Company issued 11,000 shares of common stock at $0.50 per share, 2,000 shares of common stock at $1.25 per share and 100 shares of common stock at $3.00 per share for options exercised by four employees and one former employee of the Company pursuant to the 1997 incentive stock option plan.

   In May 2001, the Shareholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's common stock from 9,000,000 shares to 20,000,000 shares.

5. DEVELOPMENT AND LICENSE AGREEMENT

   In February 2001, the Company entered into a license agreement with STMicroelectronics NV ("ST") of the Netherlands. The agreement calls for ST to use certain intellectual property rights owned or controlled by the Company to commercialize and sell related products utilizing such technology. In consideration for this license ST shall pay to the Company a one time license fee of $2 million consisting of $1.6 million in cash and a $400,000 credit for future design services. The Company will also receive royalties based on certain formulas, as defined in the agreement. This agreement has no expiration date. However, either party may cancel the agreement upon advance notice as described in the agreement. $128,000 of the $1.6 million in license fee income has been deferred as the Company is still obligated to perform future services with respect thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations for the three- and six-month periods ended June 30, 2001 and June 30, 2000 should be read in conjunction with the Company's Financial Statements and the related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price" as well as other factors described in the Company's Annual Report on Form 10-KSB. The Company does not intend to update any such forward-looking statements.

INTRODUCTION

     The Company designs, licenses and markets proprietary digital amplifier technology, known as DDX(R), which it incorporates into semiconductors and circuit board level products for digital and traditional audio systems. The Company has completed development of its first DDX software, the DDX-S200 Controller Core, which is a fully verified two channel DDX Controller core intended for digital audio semiconductor products, its first semiconductor products, the DDX-2000/2060 Amplifier Chipset, consisting of the DDX-2000 Controller and DDX-2060 Power device, and its first amplifier product, the EB-2060x evaluation amplifier. On April 9, 2001, the Company announced the introduction of an additional semiconductor product, the DDX-4100, a digital audio integrated circuit. Additionally, the Company has entered into two licensing agreements and has generated licensing revenues from these agreements. The Company has also begun to generate revenues from the sale of its semiconductor products and evaluation boards. The Company generated net income of approximately $280,600 for the six month period ended June 30, 2001, as compared to a net loss of approximately $613,300 for the six month period ended June 30, 2000. As of June 30, 2001, the Company had an accumulated deficit of approximately $8.9 million, as compared to a deficit of $9.2 million as of December 31, 2000. Of this accumulated deficit, approximately $4 million was attributable to the Company's now defunct loudspeaker business, which it discontinued in 1994. The Company's historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with the Company's efforts to develop its DDX technology.

SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data for the six-month periods ended
June 30, 2001 and June 30, 2000 have been derived from the Company's financial statements. Any trends reflected by the following table may not be indicative of future results.

                                            For the six-month period ended
                                                        June 30,
                                                        --------
                                             2001                     2000
                                             ----                     ----
Statement of Operations Data:
Revenue...............................    $1,628,079             $        --
Costs and expenses....................     1,374,937                 601,551
Other income (expense)................        27,459                 (16,781)
Net Income (Loss).....................    $  280,601             $  (618,332)
Shares outstanding....................     4,994,623               4,669,522

Balance Sheet Data:
Total assets..........................    $1,951,263             $   108,057
Stockholders' equity (deficiency).....    $1,486,292             $  (636,116)
Earnings per share                        $      .06             $      (.14)

RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

     Revenues. The Company's revenues totaled $1,628,079 for the six-month period ended June 30, 2001. The Company did not have any revenues for the six-month period ended June 30, 2000. Revenues for the six-month period ended June 30, 2001 primarily consisted of a one-time, initial fee paid in connection with the Company's licensing agreement with STMicroelectronics NV of The Netherlands ("ST"). During the six-month period ended June 30, 2001, the Company recorded royalty payments under the ST agreement and recognized its first revenues from the sale of Company products, consisting of DDX evaluation boards, the DDX-2000/2060 amplifier chipset and the DDX-4100. During the second quarter ended June 30, 2001, the Company recorded its second royalty payment from ST and consulting revenue earned under its licensing agreement with ST.

     Cost of Revenue. The Company had costs associated with the sale of its products of $15,283 for the three-month period ending June 30, 2001. Cost of revenue for the six-month period ended June 30, 2001 was $20,271. The Company had no cost of revenue during the three and six month periods ended June 30, 2000.

     Research and Development Expenses. Research and development expenses increased to $253,882 in the quarter ended June 30, 2001, compared with research and development expenses of $150,886 for the same period in 2000. For the six-month period ended June 30, 2001, the Company incurred research and development expenses of $532,269 compared to $277,474 for the six-month period ended June 30, 2000, an increase of approximately 92%. This increase reflects the Company's expanded research and development activity as evidenced by the employment of eleven engineers as of June 30, 2001, an increase of four from June 30, 2000. The Company has also completed production release of its new DDX integrated semiconductor chip, the DDX-4100. The Company received its first delivery of this integrated semiconductor chip during the second quarter ended
June 30, 2001.

     Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased to $431,831 in the quarter ended June 30, 2001, compared with $147,616 for the same period in 2000. For the six-month period ended June 30, 2001, SG&A expenses increased to $822,397, compared with $324,077 for the same period in 2000. This increase reflects the Company's continued expansion of its efforts to market its DDX products. In connection with these efforts, the Company increased its sales and marketing department during the six-month period ended June 30, 2001 with the addition of two full-time sales professionals. In the quarter ended June 30, 2001, the Company hired a Director of Sales and Marketing. In addition to hiring Sales and Marketing personnel, the Company increased its presence at relevant consumer electronics trade shows. The Company also incurred substantial legal fees in connection with the Company's public company reporting requirements both during the six-month period and three-month period ending June 30, 2001. During the second quarter ended June 30, 2001, the Company reserved $25,000 or approximately 50% of a receivable under its license agreement with ALST Technical Excellence Center ("ALST"). Subsequently, the Company received a payment of $25,000 against the receivable.

     Interest Income (Expense). Interest income, net of expense, includes income from the Company's cash and cash equivalents and from investments and expenses related to its financing activities. In the three-month period ended

June 30, 2001, the Company generated net interest income of $12,384, as compared to a net interest expense of $6,279 in the three-month period ended June 30, 2000. During the six-month period ended June 30, 2001, the Company generated net interest income of $27,459. This revenue was primarily due to the investment of the revenues received under the ST Licensing Agreement during the first quarter of 2001. During the same period in 2000, the Company incurred net interest expense of $16,781, primarily due to the interest expense generated from a revolving line of credit that the Company repaid in May 2000.

     Net Income. The Company generated net income of $280,601, or $.06 per basic and diluted common share, for the six-month period ending June 30, 2001, compared to a net loss of $618,332, or ($.13) per basic and diluted common share, for the six-month period ended June 30, 2000. Net revenue for the six-month period ended June 30, 2001 was due primarily to the one-time payment under the Company's licensing agreement with ST.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2001, the Company had approximately $1,486,300 in cash and cash equivalents and no debt, compared to approximately $1,131,200 in cash and cash equivalents at December 31, 2000.

     Net cash provided by operations during the six months ended June 30, 2001 totaled approximately $411,900 compared to a net use in operations of approximately $663,000 during the six months ended June 30, 2000. This increase in operational cash provided is primarily due to ST's initial payment to the Company in connection with its licensing agreement with the Company and the increase in inventory due to the initial receipt of the Company's DDX-2060 and DDX-4100 integrated semiconductor chips and to the increased delivery of the Company's DDX-2000 chip.

     Net cash used in investing activities for the six-month period ended June 30, 2001 totaled approximately $52,900, compared to a net use of approximately $17,000 for the six-month period ended June 30, 2000.

     Net cash used in financing activities for the six-month period ended June 30, 2001 totaled approximately $3,900, as compared to net cash provided by financing activities of approximately $689,000 for the six-month period ended June 30, 2000. During the six-month period ended June 30, 2000, the Company raised $750,000 in a private placement of its common stock at $3.00 a share, $291,000 of which was contributed by the Company's directors.


                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     The Company is not a party to any litigation in any court and management is not aware of any contemplated proceedings by any governmental authority against the Company.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 2, 2001 the Company granted options to an employee to purchase up to 5,000 shares of the Company's Common Stock at an exercise price of $11.75 pursuant to the Company's 1997 Employee, Director and Consultant Stock Option Plan (the "Plan").

     In May 2001, in connection with the exercise of certain options to purchase shares of the Company's Common Stock pursuant to the Plan, the Company issued 11,000 shares of the Company's Common Stock at $.50 per share, 2,000 shares of the Company's Common Stock at $1.25 per share and 100 shares of the Company's Common Stock at $3.00 per share. In each case, such prices per share represent the exercise price of the options granted by the Company.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on May 14, 2001. The following matters were voted upon:

     (1) Six (6) persons were elected to serve as Directors of the Company to hold office for staggered terms as follows:

          (a) Mr. Herbert M. Stein and Mr. David Spiegel were elected to a three-year term until the 2004 Annual Meeting of Shareholders of the Company.

          (b) Dr. Anton Schrafl and Ms. Sheryl Stein were elected to a two-year term until the 2003 Annual Meeting of Shareholders of the Company.

          (c) Mr. Joel N. Levy and Mr. Alan Tuck were elected to a one-year term until the 2002 Annual Meeting of Shareholders of the Company.

          The following is a table setting forth the number of votes cast for and withheld for each nominee for Director:

          Name                   Votes For            Votes Withheld
          ----                   ---------            --------------

          Herbert M. Stein       3,916,750                   -
          David Spiegel          3,916,750                   -
          Dr. Anton Schrafl      3,916,750                   -
          Sheryl Stein           3,916,750                   -
          Joel N. Levy           3,916,750                   -
          Alan Tuck              3,916,750                   -

     (2) The shareholders approved an amendment to the Company's By-Laws to provide for staggered terms for the members of the Board of Directors. This proposal was approved with 3,104,797 votes for the proposal, 2,000 votes against the proposal, no abstentions and 809,953 broker non-votes.

     (3) The shareholders approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock from 9,000,000 to 20,000,000. This proposal was approved with 3,913,900 votes for the proposal, 2,850 votes against the proposal, no abstentions and no broker non-votes.

     (4) The shareholders approved an increase in the aggregate number of shares for which stock options may be granted under the Plan from 800,000 to 1,050,000 shares. This proposal was approved with 3,103,247 votes for the proposal, 3,550 votes against the proposal, no abstentions and 809,953 broker non-votes.

     (5) The shareholders ratified the appointment of Yohalem Gillman & Company, LLP as independent public accountants for the Company. This proposal was approved with 3,886,550 votes for the proposal, 200 votes against the proposal, 30,000 abstentions and no broker non-votes.


ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             See Exhibit Index.

         (b) Reports on Form 8-K:

             There were no reports on Form 8-K filed in the three months ended June 30, 2001.







                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    APOGEE TECHNOLOGY, INC.


Date: August 13, 2001               By: /s/ Herbert M. Stein
                                        --------------------
                                    Name:  Herbert M. Stein
                                    Title: Chief Executive Officer


Date: August 13, 2001               By: /s/ David Spiegel
                                        --------------------
                                    Name:  David Spiegel
                                    Title: Treasurer (principal financial
                                    officer and principal accounting officer

                                 EXHIBIT INDEX
                                 ------- -----

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

3.3 Certificate of Amendment to Certificate of Incorporation of Apogee Technology, Inc.

3.4        Restated By-Laws of Apogee Technology, Inc.

10.1* Amendment I to Development and Licensing Agreement, dated August 13, 1999, Between ALST Technical Excellence Center, Altec Lansing Technologies, Inc. and Apogee Technology, Inc.



* Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.