Form 10QSB
period 2001-09-30
APOGEE TECHNOLOGY INC
filed 2001-11-13
CIK 823876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________  to  _____________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 7, 2001, there were 4,995,223 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                             APOGEE TECHNOLOGY, INC.

              INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                        QUARTER ENDED SEPTEMBER 30, 2001

                                                                            PAGE
                                                                            ----
                          PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets at September 30, 2001
           and December 31, 2000...............................................3
          Condensed Consolidated Statements of Operations and Accumulated
           Deficit for the Three and Nine Months Ended September 30, 2001 and
           September 30, 2000..................................................4
          Condensed Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 2001 and September 30, 2000.....................5
          Notes to Condensed Consolidated Financial Statements.................6

Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................8

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................12

Item 2 - Changes in Securities................................................12

Item 3 - Defaults Upon Senior Securities......................................12

Item 4 - Submission of Matters to a Vote of Security Holders..................12

Item 5 - Other Information....................................................12

Item 6 - Exhibits and Reports on Form 8-K.....................................12

Signatures....................................................................13

                     APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,
                                                                     2001        DECEMBER 31,
                                                                  (Unaudited)        2000
ASSETS
Current assets
   Cash and cash equivalents                                     $   958,031     $ 1,131,246
   Inventory                                                         163,642              --
   Accounts receivable, net of allowance for doubtful accounts
      of $25,000 in 2001 and $-  in 2000                             165,403          54,724
   Prepaid expenses                                                   41,172         129,971
                                                                 ---------------------------

          Total current assets                                     1,328,248       1,315,941
                                                                 ---------------------------

Property and  equipment, net of accumulated depreciation
  and amortization of $188,721 in 2001 and $123,540 in 2000          195,466         172,666
                                                                 ---------------------------

Other assets
  Digital Amplifier patents, net of accumulated amortization
     of $65,191 in 2001 and $53,983 in 2000                           51,365          38,953
                                                                 ---------------------------

                                                                 $ 1,575,079     $ 1,527,560
                                                                 ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                          $   373,347     $   266,516
  Current maturities of capital lease obligations                     35,783          25,686
                                                                 ---------------------------

          Total current liabilities                                  409,130         292,202

Deferred revenue                                                     128,000              --

Capitalized lease obligations - net of current maturities             25,593          37,967
                                                                 ---------------------------

          Total liabilities                                          562,723         330,169
                                                                 ---------------------------

Stockholders' equity
   Common stock, $.01 par value;
     20,000,000 and 9,000,000 shares authorized in 2001 and
     2000, respectively, 4,995,223 and 4,981,523 issued
     and outstanding in 2001 and 2000, respectively                   49,952          49,815
   Additional paid-in capital                                     10,388,052      10,362,328
   Accumulated deficit                                            (9,425,648)     (9,214,752)
                                                                 ---------------------------

          Total stockholders' equity                               1,012,356       1,197,391
                                                                 ---------------------------

                                                                 $ 1,575,079     $ 1,527,560
                                                                 ===========================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,

                                              2001          2000           2001           2000
                                         --------------------------    --------------------------

Revenues
  License fee                                    $--            $--     $1,420,000            $--
  Consulting                                      --         47,700         52,000         47,700
  Royalties                                   62,500             --        187,500             --
  Product sales                              116,194             --        147,273             --
                                         --------------------------    --------------------------
                                             178,694         47,700      1,806,773         47,700
                                         --------------------------    --------------------------

Costs and expenses
   Research and development                  284,850        341,232        817,119        618,708
   Selling, general and administrative       299,746        234,580      1,122,143        558,655
   Product sales                              97,486             --        117,757             --
                                         --------------------------    --------------------------
                                             682,082        575,812      2,057,019      1,177,363
                                         --------------------------    --------------------------

Loss before other income (expense)          (503,388)      (528,112)      (250,246)    (1,129,663)

Other income (expense)
   Interest expense                           (2,911)        (1,455)        (8,911)       (18,236)
   Interest income                            14,802             --         48,261             --
                                         --------------------------    --------------------------
                                              11,891         (1,455)        39,350        (18,236)
                                         --------------------------    --------------------------

Net loss                                    (491,497)      (529,567)      (210,896)    (1,147,899)

Accumulated deficit - beginning           (8,934,151)    (7,913,231)    (9,214,752)    (7,294,899)
                                         --------------------------    --------------------------

Accumulated deficit - ending             $(9,425,648)   $(8,442,798)   $(9,425,648)   $(8,442,798)
                                         ==========================    ==========================

Basic and diluted loss
   per common share                           $(0.10)        $(0.11)        $(0.04)        $(0.25)
                                         ==========================    ==========================

Weighted average common shares
   outstanding basic and diluted           4,994,877      4,697,489      4,987,522      4,502,219
                                         ==========================    ==========================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,

                                                          ------------------------
                                                             2001         2000
                                                          ------------------------
Cash flows from operations
  Net loss                                                $(210,896)   $(1,147,899)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
        Accrued interest - stockholders                          --         10,071
        Provision for doubtful accounts                      25,000             --
        Depreciation and amortization                        76,389         31,520
     Changes in operating assets and liabilities:
          Accounts receivable                              (135,679)        (1,328)
          Inventory                                        (163,642)            --
          Prepaid expenses                                   88,799        (65,171)
          Accounts payable and accrued expenses             106,832         (2,177)
          Deferred revenue                                  128,000             --
                                                          ------------------------

          Net cash used in operating activities             (85,197)    (1,174,984)
                                                          ------------------------

Cash flows from investing activities
 Purchases of property and equipment                        (70,221)       (59,369)
 Patent costs                                               (23,621)       (14,073)
                                                          ------------------------

          Net cash used in investing activities             (93,842)       (73,442)
                                                          ------------------------

Cash flows from financing activities
 Proceeds from issuances of common stock                     25,861      1,625,750
 Repayment of stockholder loans                                  --        (20,000)
 Repayment of capital lease obligations                     (20,037)            --
 Proceeds from bank loan                                         --        170,000
 Repayment of bank loan                                          --       (370,000)
                                                          ------------------------

          Net cash provided by financing activities           5,824      1,405,750
                                                          ------------------------

(Decrease) increase in cash and cash equivalents           (173,215)       157,324

Cash and cash equivalents - beginning                     1,131,246          2,629
                                                          ------------------------

Cash and cash equivalents - ending                         $958,031       $159,953
                                                          ========================

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

1.    Basis of Presentation

      The condensed consolidated interim financial statements have been prepared in accordance with the requirements of Regulation S-B and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2000.

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

      The accompanying 2001 financial statements have been prepared assuming the Company will continue as a going concern. The Company believes that its current working capital should be sufficient to fund its capital and operations requirements at least through January 2002. The continuance of the Company in the long term is dependent upon its ability to successfully develop and market its DDX digital amplifier technology and raise additional funds for such purposes. The Company is presently pursuing the raising of additional equity capital. There can be no assurance, however, that the Company will be able to raise the funds that it needs to continue its operations in the long term or that additional funds will be available to the Company on acceptable terms, if at all. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    Revenue Recognition

      The Company recognizes revenue upon shipment of product or the completion of services rendered.

      In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. The Company's accounting for its license agreement with ST Microelectronics NV, as discussed in Note 6, is in accordance with SAB 101.

3.    Inventories

      Inventories are stated at the lower of cost (first in, first-out) or market. The major classifications of inventories are as follows at period end:

                                          September 30,    December 31,
                                               2001           2000
                                               ----           ----
                                           (Unaudited)

            Raw materials                   $ 12,122           $--
            Finished goods                   151,520            --
                                            --------           ---
                                            $163,642           $--
                                            ========           ===

4.    Stock Transactions

      In August 2001, the Company issued 200 shares of common stock at $3.38 per share and 400 shares of common stock at $1.25 per share for options exercised by an employee of the Company pursuant to the 1997 Employee, Director and Consultant Stock Option Plan.

      In May 2001, the shareholders approved an Amendment to the Certificate of Incorporation increasing the number of authorized shares of the Company's common stock from 9,000,000 shares to 20,000,000 shares.

5.    Stock Options

      In July 2001, the Company awarded options to purchase 6,000 shares to an employee, at $18.60 per share, under the 1997 Employee, Director and Consultant Stock Option Plan. The options vest over five years beginning at the first anniversary of the date of grant.

      In August 2001, the Company awarded options to purchase 50,000 shares to a director, at $12.60 per share, under the 1997 Employee, Director and Consultant Stock Option Plan. The options vest over five years beginning at the first anniversary of the date of the grant.

      In September 2001, the Company awarded options to purchase 5,000 shares to an employee, at $9.00 per share, under the 1997 Employee, Director and Consultant Stock Option Plan. The options vest over five years beginning at the first anniversary of the date of grant.

6.    Development and License Agreement

      In February 2001, the Company entered into a license agreement with ST Microelectronics NV ("ST") of the Netherlands. The agreement calls for ST to use certain intellectual property rights owned or controlled by the Company to commercialize and sell related products utilizing such technology. In consideration for this license, ST paid to the Company a one time license fee of $1.6 million in cash and a $400,000 credit for future design services. The Company will also receive royalties based on certain formulas, as defined in the agreement. This agreement has no expiration date, however, either party may cancel the agreement upon certain advance notices as defined in the agreement. $180,000 of the $1.6 million of license fee income was initially deferred as the Company is still obligated to perform future services relating to the development of a portion of the products to be created using the licensed technology and support services relating to the licensed technology. During the nine months ended September 30, 2001, the Company partially fulfilled this obligation and recognized $52,000 of this initial deferral resulting in deferred revenue of $128,000 at September 30, 2001. The $400,000 credit portion of the license fee is associated with future development activities of the Company and will not be recognized income before that happens. When the $400,000 amount is recognized in income, it will simultaneously be charged to research and development costs.

7.    Customer Concentration

      During the three and nine month periods ending September 30, 2001, approximately 66% and 52%, respectively, of the Company's product sales was derived from one customer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations for the three and nine month periods ended September 30, 2001 and September 30, 2000 should be read in conjunction with the Company's Financial Statements and the related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price" as well as other factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The Company does not intend to update any such forward-looking statements.

INTRODUCTION

The Company designs, licenses and markets proprietary digital amplifier technology, known as DDX(R), which it incorporates into semiconductors and circuit board level products for digital and traditional audio systems. The Company has completed development of its first DDX software, the DDX-S200 Controller Core, which is a fully verified two channel DDX Controller core intended for digital audio semiconductor products, its first semiconductor products, the DDX-2000/2060 Amplifier Chipset, consisting of the DDX-2000 Controller and DDX-2060 Power device, and its first amplifier product, the EB-2060x evaluation amplifier. The Company released its new evaluation board, EB5160, during the third quarter ended September 30, 2001. This evaluation board simplifies the design activities of customers utilizing the DDX-4100 controller chip, but the Company has not yet begun to generate revenues from the sale of this evaluation board. The Company continued to generate revenues from the sale of its three semiconductor chips and previously released evaluation boards. The Company has incurred a net loss of approximately $211,000 for the nine months ended September 30, 2001, as compared to a net loss of approximately $1,148,000 for the nine-month period ended September 30, 2000. As of September 30, 2001, the Company had an accumulated deficit of approximately $9.4 million, as compared to a deficit of $9.2 million as of December 31, 2000. Of this accumulated deficit, approximately $4 million was attributable to the Company's now defunct loudspeaker business, which it discontinued in 1994. The Company's historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with the Company's efforts to develop its DDX technology.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the nine-month periods ended September 30, 2001 and September 30, 2000 have been derived from the Company's financial statements. Any trends reflected by the following table may not be indicative of future results.

                                                 For the nine-month period ended
                                                         September 30,
                                                         -------------
                                                     2001              2000
                                                     ----              ----
Statement of Operations Data:
Revenue ....................................      $1,806,773       $    47,700
Costs and expenses .........................       2,057,019         1,177,363
Other income (expense) .....................          39,350           (18,236)
Net Loss ...................................        (210,896)       (1,147,899)
Shares outstanding .........................       4,995,223         4,682,522

Balance Sheet Data:
Total assets ...............................      $1,575,079       $   847,966
Stockholders' equity .......................      $1,012,356       $   303,335
Loss per share (basic and diluted) .........      $     (.04)      $      (.25)

RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

Revenues. For the nine-month periods ended September 30, 2001 and September 30, 2000, revenues increased to approximately $1.8 million from approximately $47,000. Revenues for the nine-month period ended September 30, 2001 primarily consisted of a one-time, initial fee paid in connection with the Company's licensing agreement with STMicroelectronics NV of The Netherlands ("ST"). During the nine-month period ended September 30, 2001, the Company recorded royalty payments under the ST agreement and recognized revenues from the sale of its products, consisting of DDX evaluation boards, the DDX-2000/2060 amplifier chipset and the DDX-4100 controller chip. Revenue for the three-month period ended September 30, 2001 was approximately $179,000 as compared to approximately $47,000 for the three-month period ended September 30, 2000. Of the approximately $179,000 of revenue for the three-month period ended September 30, 2001, approximately $116,000 was generated from the sale of the Company's semiconductor chips. In an effort to support sales, the Company released a new evaluation board, EB5160, during the quarter ended September 30, 2001. This evaluation board simplifies the design activities of customers utilizing the DDX-4100 controller chip. The first revenue from the release of the EB5160 is expected during the fourth quarter. During the quarter ended September 30, 2001, the Company recorded its third royalty payment from ST. In addition, the Company began shipping its DDX-4100 integrated semiconductor chip and recorded its first sale, through distribution channels, of products to the Korean market.

Cost of Revenue. The Company had costs associated with the sale of its products of approximately $97,000 for the three-month period ended September 30, 2001. Cost of revenue for the nine-month period ended September 30, 2001 was approximately $118,000. The Company had no product sales during the three- and nine-month periods ended September 30, 2000 and, accordingly, there were no costs of revenue for such periods. This increase in the cost of sales is primarily attributable to marketing and salary costs relating to the increased sales of the Company's semiconductor products.

Research and Development ("R&D") Expenses. Engineering and development expenses consisted primarily of salaries and related expenses in the design, development and technical support of the Company's products. These expenses decreased to approximately $285,000 in the quarter ended September 30, 2001, compared to approximately $341,000 for the same period in 2000, a decrease of 16%. A majority of this decrease is a direct result of the Company's decision to replace third-party fees paid to consultants with the hiring of additional engineers and the completion of the Company's initial ASIC (Application Specific Integrated Circuit) design incorporated into the Company's controller chips. Costs related to human resources for R & D increased to approximately $257,000 for the three-month period ended September 30, 2001 from approximately $194,000 for the three-month period ended September 30, 2000, an increase of approximately 32%. For the nine-month period ended September 30, 2001, the Company incurred research and development expenses of approximately $817,000, compared to approximately $619,000 for the nine-month period ended September 30, 2000, an increase of approximately 32%. This overall increase reflects the Company's expanded research and development activity as evidenced by the employment of twelve engineers as of September 30, 2001, an increase of three from September 30, 2000. Costs related to human resources for the nine-month period ended September 30, 2001 increased to approximately $728,000, compared to approximately $428,000 for the nine-month period ended September 30, 2000, an increase of approximately 70%. In addition, the Company increased its investment in engineering equipment for the nine-month period ended September 31, 2001. Depreciation associated with these capital expenditures increased for the nine-month period ended September 30, 2001 by 162% to approximately $55,000 from approximately $21,000 for the nine-month period ended September 30, 2000. During the third quarter ended September 30, 2001, the Company completed production release of its new DDX integrated semiconductor controller chip, the DDX-8000, providing a turnkey solution for manufacturers of DVD players wanting increased audio power. Due to the technical nature of the Company's products, engineering support is a critical part of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the support and enhancement of the Company's current products, as well as the continued development of new products.

Selling, General and Administrative ("SG&A") Expenses. Selling expenses consisted primarily of salaries and related expenses for personnel engaged in the marketing and sales of the Company's products, as well as trade shows, product literature, travel and other promotional support costs. General and administrative costs consisted primarily of executive and administrative salaries, professional fees and other associated corporate expenses. SG&A expenses increased to approximately $300,000 in the quarter ended September 30, 2001, compared with approximately $235,000 for the same period in 2000, an increase of approximately 28%. Travel expense for the quarter ended September 30, 2001 was approximately $43,000, compared to approximately $16,000 for the same period last year, an increase of approximately $27,000 or 169%, primarily due to increased travel to the Far East. Human resources costs increased approximately 47% to approximately $94,000 for the three-month period ended September 30, 2001 from approximately $64,000 for the three-month period ended September 30, 2000. This increase is primarily due to higher compensation associated with additional employees. In addition, approximately 24% of the increase resulted from fees and related costs associated with the application and approval from NASDAQ for the Company to list on the NASDAQ SmallCap Market. Marketing expenses were reduced to approximately $10,000, as compared to approximately $31,000 for the three-month period ended September 30, 2000, a decrease of approximately $21,000 or 68%. Prior to the design release of the Company's first evaluation board, the Company reported all expenses associated with these boards as marketing expenses. All evaluation boards shipped during this period were for evaluation purposes only, not for revenue.

For the nine-month period ended September 30, 2001, SG&A expenses increased to $1,122,000 compared with approximately $559,000 for the nine-month period ended September 30, 2000, an increase of approximately $563,000 or 101%. The Company, in an effort to increase its worldwide presence, increased its sales and marketing department during the nine-month period ended September 30, 2001 with the addition of two full-time sales professionals. Approximately 22% of the SG&A expense increase was due to the expansion of the Company's marketing efforts, including an expanded presence at trade shows, the development of the Company's website and the hiring of a consultant to assist with the Company's sales efforts. Expenses associated with this marketing effort increased to approximately $191,000 for the nine-month period ended September 30, 2001 from approximately $99,000 for the nine-month period ended September 30, 2000, an increase of approximately 93%. In addition to the aforementioned expenses, approximately 13% of the SG&A expense increase resulted from travel, primarily to support the Company's marketing efforts in the Far East. For the nine-month period ended September 30, 2001, travel expenses were approximately $117,000, compared to approximately $49,000 for the nine-month period ended September 30, 2000, an increase of approximately 139%. Legal expenses for the nine-month period ended September 30, 2001 were approximately $266,000 as compared to approximately $77,000 for the nine-month period ended September 30, 2000, an increase of approximately 245%. This increase was primarily a result of the Company's efforts to relist on the Nasdaq SmallCap Market, SEC compliance requirements as well as ongoing legal expenses associated with business development. Approximately 23% of the SG&A expense increase was due to increased human resources costs, including the hiring of a Chief Operating Officer and an administrative assistant as well as additional sales personnel. The balance of the increase was due to increased operating expenses.

Interest Income (Expense). Interest income, net of expense, includes income from the Company's cash and cash equivalents and from investments and expenses related to its financing activities. In the three-month period ended September 30, 2001, the Company generated net interest income of approximately $12,000, as compared to a net interest expense of approximately $1,500 in the three-month period ended September 30, 2000. During the nine-month period ended September 30, 2001, the Company generated net interest income of approximately $39,000. During the nine-month period ended September 30, 2000, the Company incurred net interest expense of approximately $18,000, primarily due to the interest expense generated from a revolving line of credit that the Company repaid in May 2000 and interest on loans from the Company's officers. The increase in non-operating income over the three and nine months ended September 30, 2001 was primarily due to an increase in interest income associated with the investment of funds the Company received under the ST Licensing Agreement during the first quarter of 2001.

Net Loss. The Company's net loss for the three-month period ended September 30, 2001 totaled approximately $491,000, or $.10 per basic and diluted common share, compared to a loss of approximately $530,000, or $.11 per basic and diluted common share, for the three-month period ended September 30, 2000. The Company's net loss for the nine-month period ended September 30, 2001 was approximately $211,000, or $.04 per basic and diluted common share, compared to a loss of approximately $1,148,000, or $.25 per basic and diluted common share, for the nine-month period ended September 30, 2000. Revenue for the nine-month period ended September 30, 2001 was due primarily to the one-time payment under the Company's licensing agreement with ST.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had approximately $958,000 in cash and cash equivalents and no debt, compared to approximately $1,131,000 in cash and cash equivalents at December 31, 2000. This decrease in cash was primarily due to financing the Company's activities, an increase in inventory and an increase in accounts receivable.

Net cash used in operations during the nine months ended September 30, 2001 totaled approximately $85,000 compared to approximately $1,175,000 used in the nine months ended September 30, 2000. As of September 30, 2001, inventory was approximately $164,000. The Company had no inventory as of September 30, 2000. Accounts receivable was approximately $165,000 (net of allowance for doubtful accounts of $25,000) at September 30, 2001, up from approximately $55,000 as of September 30, 2000. All receivables are considered collectable at this time, and the Company believes the $25,000 reserve set up as of June 30, 2001 for amounts owed under the Company's agreement with ALST Technical Excellence Center is sufficient.

Net cash used in investing activities for the nine-month period ended September 30, 2001 was approximately $94,000, compared to a net use of approximately $73,000 for the nine-month period ended September 30, 2000. This increase was primarily due to increases in patent costs, the capitalization of leasehold improvements and increased equipment purchases.

Net cash provided by financing activities for the nine-month period ended September 30, 2001 was approximately $5,800, as compared to net cash provided by financing activities of approximately $1,406,000 for the nine-month period ended September 30, 2000. During the nine-month period ended September 30, 2000, the Company received cash from private placements of its common stock of $215,000 at $2.00 per share, $750,000 at $3.00 per share, $291,000 of which was contributed by the Company's directors, and $700,000 at $10.00 per share.

The Company's Financial Statements and related Notes set forth in Item 1 of this Quarterly Report on Form 10-QSB have been prepared assuming the Company will continue as a going concern. The Company believes that its current working capital should be sufficient to fund its capital and operations requirements at least through January 2002. The continuance of the Company in the long term is dependent upon its ability to successfully develop and market its DDX digital amplifier technology and raise additional funds for such purposes. The Company is presently pursuing the raising of additional equity capital. There can be no assurance, however, that the Company will be able to raise the funds that it needs to continue its operations in the long term or that additional funds will be available to the Company on acceptable terms, if at all. As stated in Note 1 to the Financial Statements set forth in Item 1 hereof, the Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is not a party to any litigation in any court and management is not aware of any contemplated proceedings by any governmental authority against the Company.

ITEM 2 - CHANGES IN SECURITIES

On July 11, 2001, the Company granted options to an employee to purchase up to 6,000 shares of the Company's Common Stock at an exercise price of $18.60 per share pursuant to the Company's 1997 Employee, Director and Consultant Stock Option Plan (the "Plan").

On August 16, 2001, the Company granted options to a director to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $12.60 per share pursuant to the Plan.

On September 26, 2001, the Company granted options to an employee to purchase up to 5,000 shares of the Company's Common Stock at an exercise price of $9.00 per share pursuant to the Plan.

In August 2001, in connection with the exercise of certain options to purchase shares of the Company's Common Stock pursuant to the Plan, the Company issued 200 shares of the Company's Common Stock at $3.38 per share and 400 shares of the Company's Common Stock at $1.25 per share. In each case, such prices per share represent the exercise price of the options granted by the Company.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

        None.

        (b) Reports on Form 8-K:

        There were no reports on Form 8-K filed in the three months ended September 30, 2001.

                                      SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      APOGEE TECHNOLOGY, INC.

Date: November 12, 2001               By: /s/ Herbert M. Stein
                                      ------------------------
                                      Name: Herbert M. Stein
                                      Title:  Chief Executive Officer

Date: November 12, 2001               By: /s/ David Spiegel
                                      ---------------------
                                      Name:  David Spiegel
                                      Title:  Treasurer (principal financial
                                      officer and principal accounting officer)