Form 10KSB
period 2001-12-31
APOGEE TECHNOLOGY INC
filed 2002-04-02
CIK 823876

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB

     (Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant had revenues of approximately $2,181,000 in the fiscal year ended December 31, 2001. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2002 was approximately $25,555,200.00. As of March 15, 2002, 5,228,051 shares of Common Stock, $.01 par value per share, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: Certain information required in
Part III of this Annual Report on Form 10-KSB is incorporated from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2002.

     Transitional Small Business Disclosure Format:  Yes       No  X
                                                          ---     ---

                                   PART I

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE IMPORTANT FACTORS DISCUSSED IN ITEM 1, "DESCRIPTION OF BUSINESS", AND ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AMONG OTHERS, COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY FORWARD-LOOKING STATEMENTS MADE HEREIN AND PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME.

ITEM 1.     DESCRIPTION OF BUSINESS.

         Apogee Technology designs, develops and markets semiconductor products, or integrated circuits (ICs), that incorporate the company's patented Direct Digital Amplification (DDX(R)) technology. The Company believes the DDX technology's all-digital design and high efficiency operation has significant commercial benefits for consumer electronic manufacturers, as well as, end users compared to traditional audio amplifier technology. The benefits include reducing final product size and cost, providing true digital audio reproduction, increasing audio functionality through digital integration and extending playback time in battery applications. DDX-based IC products are intended for a range of audio applications including home theater systems, powered speakers, car audio, commercial audio, and PC multi-media. The company markets DDX products using a worldwide network of direct sales staff, independent sales representatives and distributors.

         Under a licensing agreement with STMicroelectronics, NV, the third largest semiconductor company in the world, the Company is developing and providing intellectual property to be used in royalty bearing products produced by STMicroelectronics. In addition, the Company and STMicroelectronics have signed a development agreement (see ITEM 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events") whereby the companies will develop and market new semiconductor products that leverage Apogee's DDX technology and STMicroelectronics' intellectual property and semiconductor design, development and manufacturing capability.

         A DDX amplifier solution is implemented with a DDX Controller and a DDX Power Device. The Company began development of the first Controller, the "DDX-2000" in 1996 and completed the design in 1999. The first power device, the "DDX-2060" was completed in November 2000. Samples of the DDX-2000 and DDX-2060 were provided to customers for testing during the fourth quarter of 2000 and full production parts were released in May of 2001. The Company subsequently released the DDX-4100 Controller and the DDX-2100 Power devices.

         The Company expects to release in 2002 additional DDX Controller and Power Devices.

         In the first half of 2001, the Company signed a sales representative agreement covering Korea and a distribution and sales representative agreement covering Taiwan, Hong Kong, China, Japan and Singapore. The Company plans to continue to build its network of distributors and representatives to market semiconductors and circuit boards that incorporate its DDX technology.

         As a result of the company's marketing and sales activities, there are currently over 85 companies designing products using DDX technology and 8 companies in pre-production or production. One announced product is a new Zenith Electronics DA3520 DVD Dolby Digital Surround Sound System that plays both CDs and DVDs and includes a radio tuner and six loudspeakers powered by 180 Watts of DDX amplification.

         Apogee was organized as a Delaware corporation on July 1, 1987, and initially operated through its wholly-owned subsidiary, Apogee Acoustics, Incorporated ("Acoustics"). Apogee discontinued its loudspeaker business under Acoustics in 1995 and, since that time, has focused exclusively on the research, development and commercialization of DDX amplifier technology.

INDUSTRY TRENDS AND THE DDX ADVANTAGE

         Digital technology is rapidly transforming the way consumers obtain, record, view and listen to content. Traditional analog formats of TV, radio, VCR, and cassettes are being replaced with digital standards like DVDs, CDs, Digital Cable, MP3/Internet audio, and digital radio, which provide better audio/video quality. The Company believes that over the next several years most audio/video material will be distributed using digital technology. Along with this transition, the consumer is demanding smaller, more integrated systems, such as the DVD receiver that includes a DVD/CD player, radio tuner, six channels of amplification and speakers.

         The Company believes that it is uniquely positioned to take advantage of these market trends because the DDX technology provides digital quality audio reproduction, reduces system cost, and is compact compared to traditional audio amplifier solutions. These benefits are derived from the all-digital design and the high operational efficiency.

         Existing audio products use analog audio amplifier ICs to amplify analog signals. This technology is suitable for products such as record players and cassette tapes that produce analog signals. However, with the advent of digital audio playback, an additional IC (digital to analog converter, or DAC) is required to convert the digital signal to an analog signal suitable for amplification. DDX's all-digital design eliminates the cost of the DAC and the potential quality losses in the conversion and transmission of the analog signals. Thus, with DDX consumers can enjoy the excitement and quality of true digital audio reproduction in a low cost product. In addition, because DDX is a digital implementation, other audio functions such as bass/treble and volume can be integrated easily into DDX-based ICs, thereby lowering overall cost.

         An additional problem with analog amplifier solutions is their very low operational efficiency. Like a light bulb whose goal is to produce light, their poor efficiency results in enormous amounts of waste heat. The goal of an analog amplifier is to produce power to drive a speaker, but because of their poor efficiency they also produce waste heat, which has to be managed using a large piece of metal, or heat sink. Because of the size of the heat sink, analog amplifiers are virtually eliminated from use in compact integrated products such as a DVD receiver.

         Analog amplifiers' poor efficiency also increases the size and cost of the amplifier power supply. As an example, analog amplifiers have a peak efficiency of approximately 60% compared to DDX, which has a peak efficiency of 90%. A typical DVD receiver, which outputs approximately 300 watts of audio power, would require a 500 watts (300/60%) power supply with an analog amplifier solution. This compares to only 330 Watts (300/90%) for a DDX based design - a significant savings for a consumer product.

         DDX's digital design and high efficiency will benefit both existing and emerging audio applications. These products include: DVD receivers, digital TVs, cable system components, and fully integrated digital- powered speaker systems. New technologies, such as MP3 players, digital playback devices and Internet appliances, can be made fully digital with DDX amplifier solutions.

         With the emergence of home networking, DDX can be integrated with the network interface to provide consumers with pure digital sound throughout their homes at low cost. DDX allows audio systems to be installed in wall or ceiling spaces without the typical thermal problems associated with analog amplifier installations. In addition, because of DDX's higher efficiency, more amplifiers can be powered and a higher audio output can be produced in network applications operating from a remote power source.

         DDX amplifier solutions can also meet the requirements of many traditional audio applications. In the home audio and PC multimedia markets, OEM manufacturers will recognize efficiencies gained through the incorporation of smaller configuration DDX amplifiers in powered speakers. DDX's smaller and more efficient design will enable car audio designs to deliver more power in a smaller space. Portable audio, hand-held systems and mobile communication devices will also benefit from longer battery life resulting from DDX's greater efficiency.

PRODUCTS

         The Company is commercializing DDX technology by developing and providing intellectual property products to its licensee, STMicroelectronics, and DDX-based semiconductor products to manufacturers of audio systems. The Company also supplies customers with circuit boards to support the marketing and sales of DDX semiconductor products.

         a)  Intellectual Property Products

         The Company has developed and delivered several DDX controller core and DDX power technology products to support its licensing activities with STMicroelectronics. In 2001, the Company delivered Controller designs to STMicroelectronics to support two new DDX product developments. The Company developed and applied for patent protection on a DDX design to support low power applications such as headphone amplifiers. The Company intends to develop new intellectual property products to expand its licensing activities.

         b)  Semiconductor Products

         The Company is currently developing and marketing two different types of DDX semiconductor products. The first is a digital IC that implements DDX and other digital audio processing and is referred to as a "Controller". DDX Controller ICs are manufactured utilizing standard digital IC processes. The second component or "Power Device" converts the Controller outputs into power outputs to drive a loudspeaker. DDX Power ICs are manufactured using a proprietary semiconductor process developed by STMicroelectronics. Both a DDX Controller and a DDX Power Device are required to implement a complete audio amplifier solution.

         The Company has released two Controller and two Power devices developed for medium power audio applications. The Company plans to develop new DDX ICs to expand the market applications for the technology. The following DDX IC products have been released or will soon be on the market:

DDX-2000 Controller: A two-channel DDX controller that includes a standard audio serial interface, volume control, and a dynamic compression algorithm to reduce amplifier distortion. The device was released to production in December 2000.

DDX-2060 Power Device: The DDX-2060 is a surface mount high efficiency power IC that provides two channels of up to 35 watts into a standard 8 Ohm speaker load, or 70 watts into a 4 Ohm speaker load. The device was released to production in May 2001.

DDX-4100 Controller: The DDX-4100 integrates multiple digital audio interfaces, volume, bass/treble, dynamic compression and other digital audio functions plus
4.1 channels of DDX outputs. The device was released to production in May 2001.

DDX-2100 Power Device: The DDX-2100 is a high efficiency power IC that provides two channels of up to 50 watts into a standard 8 Ohm speaker load, or one channel of 100 watts in a 4 Ohm speaker load. The device is expected to be released to production in March 2002.

DDX-8000 Controller: The DDX-8000 integrates a configurable audio serial interface, specialized audio processing and eight channels of DDX outputs. The device is expected to be released in the second quarter of 2002 and is targeted for the DVD receiver market.

     c)  Board Products

     The Company is developing circuit boards to demonstrate the application of its DDX semiconductor products. These products are provided to customers to support technology and product evaluation and to support customer engineering design activities. At this time, the Company has released four evaluation boards.

MARKETING & SALES

         The Company is marketing DDX technology to leading audio manufacturers whose products can benefit from the technology's high efficiency all-digital design.

         The Company relies on a direct sales force, independent sales representatives and distributors to promote DDX products worldwide. In Asia, where most of the world's consumer electronics products are manufactured, the Company utilizes a representative in Korea and independent distributors in Hong Kong, China, Japan, Taiwan, and the Asia/Pacific geographic region. A direct sales force is utilized for sales in the US and the rest of the world. The Company's sales headquarters are located in Norwood, Massachusetts and during 2002 the Company intends to open an Asian sales office in Hong Kong. A product application group supports customer marketing and development activities.

         The Company markets its products by exhibiting and attending key industry tradeshows, as well as through targeted public relations efforts, e-mail, direct mailing programs, and through the Company web site at http://www.apogeeddx.com. The Company is promoting the DDX trademark to enhance the value of its products to manufacturers and consumers.

MANUFACTURING AND QUALITY

         The Company utilizes two independent semiconductor companies to manufacture, package and test its IC products. Independent contract manufacturers are utilized to produce and test the Company's circuit board assemblies. The Company orders, inventories and ships ICs and circuit board products from its headquarters in Norwood, Massachusetts.

         OKI Semiconductor supplies the DDX-2000 device and STMicroelectronics supplies the remaining DDX ICs. Per the terms of the Company's licensing agreement with STMicroelectronics, all future DDX audio products will be manufactured and supplied by STMicroelectronics. From both suppliers, Apogee receives packaged, fully tested devices that pass the suppliers' internal quality control. The Company believes that its suppliers will have the capacity to meet Apogee's sales projections in the foreseeable future.

         In October of 2001, the Company initiated a quality program to improve manufacturing and other Company processes. The Company established a quality management system and procedures in 2001 and expects to receive ISO9001 certification during the first half of 2002.

RESEARCH AND DEVELOPMENT

         During the past three years ended December 31, 2001, 2000 and 1999, the Company spent approximately $1.1 million, $869,000 and $658,000, respectively, on research and development activities.

COMPETITION

         Integrated audio amplifier ICs marketed today primarily consist of; (1) analog amplifiers known as Class A/B amplifiers; (2) analog high efficiency designs, known as Class D amplifiers, and (3) digital high efficiency designs like DDX. There are several companies currently marketing analog Class D amplifier products including National Semiconductor Corporation, Philips Electronics, STMicroelectronics, Texas Instruments, Incorporated and Tripath Technology, Incorporated. STMicroelectronics, under a licensing agreement with Apogee, and Texas Instruments, Incorporated are currently marketing complete digital Class D solutions. Companies including Cirrus Logic, Incorporated and Pulsus Technologies, Inc. are marketing digital Class D Controller solutions without an integrated power device.

         The Company believes that the competitive advantage of its products is the level of integration and operational efficiency; as well as its low cost solution. The DDX Controller design is digital, which allows the integration of other digital audio functions such as bass/treble, volume, and equalization to lower overall system cost - an approach that cannot be accomplished economically using analog solutions in a single IC. DDX efficiency is also greater than analog Class A/B and analog Class D amplifiers, providing manufacturers with power supply and product savings. The pricing agreements with STMicroelectronics and OKI Semiconductor provide for a cost structure that Apogee believes will allow it to compete effectively in the marketplace with acceptable operating margins.

EMPLOYEES

         As of December 31, 2001, the Company had 22 employees, of which 19 were full-time employees, including 15 in research and development, 4 in sales and marketing and 3 in general and administration. None of the employees are represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that relations with its employees are good.

            The following table sets forth certain information with respect to the executive officers of Apogee Technology. All officers serve at the pleasure of the Board of Directors.

EXECUTIVE OFFICERS OF THE COMPANY

Name              Age          Position

Herbert M. Stein  73           Chief Executive Officer and Chairman of the Board
David Spiegel     45           Secretary and Treasurer
David B. Meyers   43           Chief Operating Officer
Andrew A. Adrian  38           Vice President of Engineering
Antonio Visconti  42           Vice President of Sales and Marketing

Mr. Herbert M. Stein has served as the Company's Chief Executive Officer since January 2001. Mr. Stein has been a Director of the Company since 1996 and has been Chairman of the Board since January 2000. Mr. Stein was Chairman of the Board of Directors of Organogenesis Inc. from 1991 through 1999 and was Chief Executive Officer of Organogenesis from 1987 through 1999.

Mr. David Spiegel has served on the Company's Board of Directors since 1987, as Secretary and Treasurer since 2001, as President and Treasurer of the Company from 1995 to 2000 and as Chairman of the Board from 1996 to 1999. He is Vice President of Gallery Automotive Group, Inc.

Mr. David B. Meyers was appointed the Company's Chief Operating Officer in February 2001. From January 2000 until February 2001 he was the Company's Vice-President, Business Development. Prior to joining the Company in 1996, Mr. Meyers was a principal engineer with Arinc Research Corporation and held various engineering and research positions at Northrop Grumman Corporation and Rockwell International.

Mr. Andrew A. Adrian has served as the Company's Vice President of Engineering since August 2001. From 1995 to 2001 he was a principal engineer with the Company. Prior to joining the Company in 1995, Mr. Adrian was a design engineer with Northrop Grumman Corporation.

Mr. Antonio Visconti was appointed as the Company's Vice President, Sales and Marketing in December 2001. Prior to joining the Company, Mr. Visconti most recently was Vice President, Marketing and Business Development with Smart Link, Ltd. From 1996 until 2000, Mr. Visconti was Director of Business Development with STMicroelectronics in California.

ITEM 2.   Description of Property.

         The Company leases approximately 5,000 square feet at 129 Morgan Drive, Norwood, Massachusetts. This lease expires on September 30, 2003. The 5,000 square foot area is leased at a below-market rate.

ITEM 3.   Legal Proceedings.

         From time to time, the Company may be involved in litigation that arises through the normal course of business. As of the date of filing of this Form 10-KSB, the Company is not party to any litigation that is required to be disclosed pursuant to this item, except as follows:

         On February 19, 2002, Acoustic Technology, Inc. ("ATI") filed a complaint in the Superior Court of Suffolk County, Massachusetts, against Mr. Tak Ping Tsui, a former employee of ATI and a current employee of the Company, in which the Company was also named as a defendant. The complaint alleges that the Company interfered with ATI's noncompete agreement with Mr. Tsui and violated the Massachusetts statutes on unfair and deceptive trade practices and trade secrets by hiring Mr. Tsui. ATI has claimed $1,000,000 in damages from Mr. Tsui and the Company. On February 26, 2002, the Suffolk County Superior Court denied, without prejudice, ATI's motion for a preliminary injunction seeking to stop the Company from continuing to employ Mr. Tsui and to require the Company to provide information regarding Mr. Tsui's employment by the Company. The Company intends to defend vigorously the claims against it in this matter. Further, the Company has brought a counterclaim against ATI for unfair and deceptive trade practices and unfair methods of competition.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

            No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock was listed on the NASDAQ Stock Market (formerly the National Association of Securities Dealers' Automated Quotation System) from July 15, 1988 to June 8, 1992 under the symbol APGG. The Common Stock was also listed on the Boston Stock Exchange under the symbol APG from February 14, 1990 until December 18, 1992.

         From June 9, 1992 to September 1, 1999, the Company's Common Stock was quoted on the Over-the-Counter Bulletin Board (the "OTCBB") of the NASDAQ Stock Market, Inc. under the symbol APGT. From September 1, 1999, the Company's Common Stock was no longer eligible for quotation on the OTCBB due to the phase-in implementation of NASD Rule 6530 requiring all OTCBB quoted companies to report their current financial information to the Securities and Exchange Commission (the "SEC"). From September 1, 1999 to September 12, 2000, the Company's Common Stock was quoted on the National Quotation Bureau's Pink Sheets. On August 29, 2000, the Company's Registration Statement on Form 10-SB to register its Common Stock under the Securities Exchange Act of 1934 was declared effective by the Securities and Exchange Commission and on September 12, 2000, the Common Stock resumed being quoted on the Over the Counter Bulletin Board (the "OTCBB") under the symbol APGT. On September 14, 2001, Nasdaq approved the Company's application to list its securities on The Nasdaq SmallCap Market under the symbol APGT.

         Set forth below for the periods specified are the ranges of high and low closing bid prices for the Common Stock as published by the Nasdaq SmallCap Market, the OTCBB and the Pink Sheets, as indicated. The bid quotations represent inter-dealer prices, without adjustment for mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                                   Closing Bid Price
                                           ---------------------------------
                                                Low               High
                                           ---------------    --------------
2000:
         First Quarter                         1.250             3.250
         Second Quarter                        2.000             7.750
         Third Quarter (on the Pink
         Sheets through September 11,          4.000            13.500
         2000)

         Third Quarter (on the OTCBB
         from September 12, 2000)              9.500            14.350

         Fourth Quarter                       10.250            14.875

2001:    First Quarter                        10.250            16.250
         Second Quarter                       11.950            23.000
         Third Quarter                         8.510            19.500
         Fourth Quarter (on the Nasdaq Small   9.220            15.100
           Cap Market from September 14, 2001)

         As of March 15, 2002, there were 90 holders of record and approximately 345 beneficial holders of 5,228,051 outstanding shares of Common Stock of the Company.

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

         During the three months ended December 31, 2001, the Company sold 207,828 shares of Common Stock in a private placement under Section 4(2) of the Securities Act at a price of $11.50 per share. The Company received proceeds of $2,390,022 from this private placement. The Company used the proceeds for general corporate purposes, including working capital and capital expenditures.

         From November 2001 through December 2001, the Company granted options to purchase 255,000 shares of Common Stock under its 1997 Stock Option Plan to certain employees and Directors at exercise prices ranging from $12.60 to $13.00 per share.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data for the three years ended December 31, 2001, 2000 and 1999, have been derived from the Company's financial statements audited by Yohalem Gillman & Company LLP, independent accountants, included elsewhere in this Annual Report on Form 10-KSB.

                                          For the years ended December 31,
                                   ----------------------------------------------
                                      2001             2000              1999
                                   ----------       -----------       -----------
Statement of Operations Data:

Revenues                           $2,181,391       $   50,275        $   60,200
Costs and expenses                  3,123,183        1,961,763         1,094,755
Other income (expense)                 47,206           (8,365)          (27,852)
Net Loss                             (894,586)      (1,919,853)       (1,062,407)
Shares outstanding
    -December 31                    5,213,051        4,981,523         4,155,022
Balance Sheet Data:
Total assets                        3,324,751        1,527,560           255,508
Stockholders' equity (deficiency)   2,741,938        1,197,391          (636,116)
Basic and fully diluted
     loss per common share         $    (0.18)      $    (0.42)       $    (0.30)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following Discussion and Analysis of the Company's Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-KSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed below in the section titled "Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price" as well as other factors in this Annual Report on Form 10- KSB.

OVERVIEW OF APOGEE TECHNOLOGY, INC.

         From 1981 until 1995, the Company was in the business of engineering, manufacturing and marketing high quality, high-end patented ribbon loudspeaker systems for use in home audio and video entertainment systems. Since 1995, the Company has focused exclusively on the development and commercialization of its proprietary amplifier technology, known as DDX(R). DDX technology is an all-digital, high efficiency amplifier technology that provides true digital audio reproduction while lowering manufacturing cost compared to traditional analog amplifier solutions. The Company's initial DDX development efforts were directed toward the implementation of a digital controller design and the specifications of power designs to support DDX licensing objectives. The Company licensed DDX technology in 1999 to ALST Technology Excellence Center and subsequently signed an exclusive agreement, for audio applications, with STMicroelectronics in 2001. The Company continues to support its licensing activities with STMicroelectronics. In 1996 the Company started the development of DDX-based semiconductor products. Under a fabless semiconductor business model, the Company utilizes two independent suppliers to produce its semiconductor products. The first DDX-based IC product was released to production in late 2000 and since that time the Company has released three additional DDX IC products. The Company markets its semiconductor products to audio manufacturers using a worldwide sales and distribution organization. The Company uses contract manufacturers to produce circuit boards for customers to support the Company's DDX IC marketing activities.

         The Company incurred net losses of approximately $894,600 in 2001, $1.9 million in 2000 and $1.1 million in 1999. At December 31, 2001, the Company had an accumulated deficit of approximately $10.1 million, as compared to a deficit of $9.2 million as of December 31, 2000. Of this accumulated deficit, approximately $4 million was attributable to the Company's loudspeaker business, which it discontinued in 1995. The Company's historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with the Company's efforts to develop its DDX technology.

         The Company sells products to original equipment manufacturers and distributors. Revenue from product sales is recognized upon shipment to original equipment manufacturers and distributors, net of returns and allowances. All sales are made in U.S. Dollars.

         The Company outsources the manufacturing, assembly and preliminary testing of its semiconductor products and evaluation boards. Cost of revenue includes the third-party manufacturing, testing and assembly costs as well as salaries and overhead costs related with the final testing and shipping. Research and development expenses consist primarily of salaries and related overhead costs associated with engineering activities as well as other materials and related services used in the development of the Company's semi-conductor chips and digital evaluation boards. Selling, general and administrative expenses consist primarily of employee compensation and overhead charges as well as expenses directly associated with the advertising and marketing of the Company's products.

RESULTS OF OPERATIONS

Years Ended December 31, 2001, 2000 and 1999

REVENUE

         SEC Staff Accounting Bulletin No. 101, "Revenue Recognition of Financial Statements (SAB 101), was issued in December 1999 outlining the basic criteria that companies must meet to recognize revenue. The Company adopted SAB 101 effective as of January 1, 2000. In accordance with SAB 101's guidance, the Company recognized revenue for the fiscal year ended December 31, 2001 of approximately $2.2 million, an increase of $2.1 million from revenue of approximately $50,300 in 2000. This increase in revenue consisted primarily of a one-time, initial fee of $1.4 million paid in connection with the Company's licensing agreement with STMicroelectronics NV of The Netherlands ("ST"). During the twelve-month period ended December 31, 2001, the Company recorded $250,000 in royalty payments under the ST agreement. In addition, the Company recognized revenues from the introduction of its products, consisting of DDX evaluation boards, the DDX-2000 and DDX-4100 Controller and the DDX-2060 Power Device. Revenue for 2000 decreased approximately $10,000 or (16.5%) from 1999. Revenue for 2000 consisted primarily of consulting income earned in connection with the Company's licensing agreement with ALST, while revenue for 1999 was principally derived from an initial fee paid in connection with the signing of the agreement with ALST.

Total Revenue for the years 2001, 2000 and 1999 consisted of:

                                                2001               2000           1999
                                            -----------       -------------   ------------

Licensing Fees                              $1,420,000        $        -0-    $     -0-
Royalties                                      250,000                 -0-          -0-
Consulting                                     242,063              50,275        28,200
Development Agreement                            -0-                   -0-        32,000
Product Sales                                  269,328                 -0-          -0-
                                            -----------       -------------   ------------
                                            $2,181,391        $     50,275    $   60,200
                                            ===========       =============   ============

RESEARCH AND DEVELOPMENT COSTS

         Research and development expenses consist of costs associated with research and development in addition to engineering support to current and potential customers in the development of consumer products utilizing the DDX semiconductor products. Research and development costs were approximately $1.1 million in 2001, an increase of approximately $273,000 or 32% from research and development expenses of approximately $869,000 in 2000. Research and development expenses for 2000 increased by approximately $210,000 or 32% from research and development expenses of approximately $658,000 in 1999. The year-to-year increases in research and development costs were primarily a result of increased staffing and increased product development expenses. Research and development expenses increased as the Company added personnel and expanded research and development activities to accommodate existing and new strategic alliances and development efforts. The Company anticipates that funds allocated for research and development will continue to increase in future periods.

SELLING, GENERAL AND ADMINISTRATIVE COSTS

         Selling, general and administrative expenses include costs of our corporate, finance, marketing and human resource functions. Selling, general and administrative expenses for 2001 were approximately $1.8 million, an increase of approximately $684,000 or 63% from selling, general and administrative expenses of approximately $1,093,000 in 2000. Selling, general and administrative expenses for 2000 increased by approximately $656,000 to approximately $1.1 million for 2000 from approximately $437,000 for 1999. The year-to-year increases in selling, general and administrative expenses reflect increases in the Company's sales and marketing personnel, increased professional fees (primarily legal and accounting) incurred in connection with the Company's preparation of three-year audited financial statements ending December 31, 1999 and its Form 10-SB Exchange Act registration statement as well as other marketing expenses. The increase was primarily attributable to expenses for additional senior management, legal fees and administrative expenses associated with the Company's expansion and the increased complexity of our operations and business development efforts. Legal and accounting fees for 2001, 2000 and 1999 were approximately $476,000, $244,000 and $103,000, respectively. The increase in legal and accounting fees was primarily due to the Company's re-listing on the Nasdaq SmallCap Market, Securities and Exchange commission filings and the finalization of the ST Microelectronics Development Agreement. Although the Company expects professional fees to be reduced with its Nasdaq listing completed, the Company expects the overall dollar amount of selling, general and adminstrative expenses to increase in future periods as the Company continues to expand its sales, marketing and business development activities worldwide.

INTEREST INCOME

         Interest income for 2001 was approximately $58,000, an increase of approximately $46,000 or 378% from interest income of approximately $12,000 in 2000. This increase resulted from increased cash investments resulting primarily from the Company's equity financings and the one-time payment received in connection with the Company's licensing agreement with STMicroelectronics. There was no interest income in 1999.

INCOME TAXES

         The Company has not incurred any income tax expense to date. As of December 31, 2001, the Company had available a federal net operating loss carryforward of approximately

$10,762,000 and a state net operating loss carryforward of approximately $5,829,000. These net operating loss carryforwards will expire at various times through 2021.

LIQUIDITY AND CAPITAL RESOURCES

       As of December 31, 2001, the Company had approximately $2.4 million in cash and cash equivalents compared to approximately $1.1 million as of December 31, 2000. The Company has no debt. Cash equivalents consist of certificates of deposit, which are highly liquid and have original maturities no more than 30 days. Over the past few years, the Company has been financed by its three principal stockholders and through the private placement of the Company's Common Stock to unaffiliated accredited investors.

       Net cash used in operations during the twelve-month periods ended December 31, 2001, 2000 and 1999 was approximately $1 million, $2 million and $1 million, respectively. Cash used in operating activities consisted primarily of cash utilized to build inventory, finance operating losses and for working capital. Net cash used in operations was partially offset in 2001 by the one-time license fee received from STMicroelectronics.

       Net cash used in investing activities for the year ended December 31, 2001 totaled approximately $112,000 compared to approximately $155,000 for the year ended December 31, 2000. Although to a lesser degree in 2001, the Company continued to purchase capital equipment necessary to further its product development efforts. Net cash provided by financing activities in 2001 was approximately $2.4 million. During 2001 the Company raised $2.39 million in a private placement of its Common Stock at $11.50 per share. Two of the directors contributed a total of $340,000, and the difference was provided by accredited third party investors. During the first half of 2000, the Company raised $750,000 in a private placement of its Common Stock at $3.00 per share. The directors of the Company contributed an aggregate of $291,000 of this amount, including the conversion of $60,000 in stockholder debt, while third party accredited investors contributed the $459,000 balance. During the fourth quarter of 2000, the Company raised an additional $2.77 million in a private placement of its Common Stock at $10 per share, $215,670 of which was paid by way of converted stockholder debt. In February 2000, the Company refinanced its $200,000 bank loan and in April 2000, this loan was converted into a revolving line of credit secured by the assets of the Company and guaranteed by one of its directors. The Company repaid the outstanding principal and interest on this line of credit in May 2000.

         The Company believes that its current working capital should be sufficient to fund its capital and operational requirements for at least the next 10 months. The continuance of the Company in the long term is dependent upon its ability to successfully develop and market its DDX digital amplifier technology and raise additional funds for such purposes. There can be no assurance, however, that the Company will be able to raise the funds that it needs to continue its operations in the long term or that additional funds will be available to the Company on acceptable terms, if at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible accounts receivable, inventories, intangibles and other long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company maintains allowances for estimated excess or obsolete inventories based on the Company's review of inventory levels, projected future sales and comparison of actual manufacturing costs to standard costs. If actual market conditions are less than favorable than those projected by management, additional allowances may be required. Property, plant and equipment, patents, trademarks and other intangible assets are amortized over their estimated useful lives. Useful lives are based on management's estimates over the period that such assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Future adverse changes in market conditions or poor operating results of underlying capital investments or intangible assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities". FAS No. 133, as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. FAS 133 is required to be adopted in fiscal years beginning after June 15, 2000. The Company adopted FAS No. 133 effective January 1, 2001. The adoption of FAS No. 133 did not have a material impact on the Company's results of operations or financial position.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets". FAS No. 142 is required to be adopted in fiscal years beginning subsequent to December 15, 2001. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the statement. The adoption of FAS No. 142 will not have a material impact on the Company's results of operations or financial position.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144 (FAS 144), "Impairment of Long-Lived Assets". FAS No. 144 is required to be adopted in fiscal years beginning subsequent to December 15, 2001. FAS 144 requires in cases where undiscounted expected cash flows associated with long-lived assets are less than their carrying value, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair market value of such assets. The adoption of FAS No. 144 will not have a material impact on the Company's results of operations or financial position.

SUBSEQUENT EVENT

         In March of 2002, the Company signed a joint development agreement with STMicroelectronics. Pursuant to this agreement the companies will develop and market new semiconductor products that leverage DDX technology and STMicroelectronics' intellectual property and semiconductor design, development and manufacturing capability. The agreement defines the process, development obligations and ownership rights under which the companies will develop IC products. The Company will receive access to STMicroelectronics' IC design tools and will receive two development seats to design ICs. The agreement complements the DDX technology licensing agreement signed between the companies in February of 2001.

CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND OUR COMMON STOCK PRICE

         There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-KSB. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                         RISKS RELATED TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE
PROSPECTS.

         We were incorporated in July 1987, but in 1995, we discontinued our loudspeaker business and refocused our business on digital amplifier technology development. We did not begin shipping products until 1999 and most of our products have only recently been introduced. Accordingly, we have limited historical financial information and operating history upon which you may evaluate us and our prospects. Our prospects must be considered in light of the risks, challenges and difficulties frequently encountered by companies in their early stage of development, particularly companies in intensely competitive and rapidly evolving markets such as the digital audio system industry. We cannot be sure that we will be successful in addressing these risks and challenges.

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

         As of December 31, 2001, we had an accumulated deficit of $10.1 million. We incurred net losses of approximately $895,000 for the year ended December 31, 2001, $1.9 million in 2000 and $1.1 million in 1998. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantial revenue to achieve and sustain profitability and positive cash flow. Our revenue growth may not be sustainable and should not be considered indicative of future revenue growth trends. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this risk factor section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price would likely decline.

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND, THEREFORE, OUR SUCCESS DEPENDS ON OUR ABILITY TO INTRODUCE NEW PRODUCTS IN A TIMELY FASHION.

         The life cycle of the technology and any future products developed by us may be limited by the emergence of new products and technologies, changes in consumer preferences and other factors. Our future performance will depend on our ability to consistently:

      .     identify emerging technological trends in our market
      .     identify changing consumer requirements
      .     develop or maintain competitive technology, including new product offerings
      .     improve the performance, features and reliability of our products, particularly in response to technological change and competitive offerings
      .     bring technology to market quickly at cost-effective prices
      .     protect our intellectual property.

         There can be no assurance that we will be successful in developing and marketing new products that respond to technological and competitive developments and changing customer needs, or that such products will gain market acceptance and be incorporated into the technology or products of third parties. Any significant delay or failure to develop new enhanced technologies, including new product offerings, and any failure of the marketplace to accept any new technology and product offerings would have a material adverse effect on our business, financial condition and results of operations.

WE MAY REQUIRE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND RESEARCH AND DEVELOPMENT.

         Because we have historically had losses and only a nominal amount of cash has been generated from operations, we have funded our operating activities to date primarily from the sale of securities. We will likely require additional capital in the future which may be in the form of additional sales of securities. The additional capital may not be readily available to us on favorable items, if at all. The sale of securities will result in dilution to our current stockholders' ownership in the Company.

OUR ABILITY TO ACHIEVE SUSTAINED REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO MAINTAIN OUR EXISTING LICENSING RELATIONSHIPS.

         Part of our business strategy is to expand our licensing activities with STMicroelectronics and to enter into licensing relationships with other companies in order to offer products to a larger customer base than could be reached through our own development and marketing efforts. We believe that such relationships can accelerate market penetration of our products and technologies, while limiting our manufacturing exposure and sales and marketing costs. However, there can be no assurance that we will be able to expand or maintain our existing licensing relationships or establish new licensing relationships on commercially reasonable terms, if at all. Any future inability by us to maintain our licensing relationships or to enter into additional licensing relationships, or the failure of one or more of our licensing relationships to contribute to the development and maintenance of a market for our products, could have a material adverse effect on our business, operating results and financial condition.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE

         We have experienced fluctuations in our quarterly operating results in the past and it is likely that these fluctuations will continue in the future. These fluctuations are caused by many factors, including, but not limited to:

      -     availability and pricing from our suppliers;

      -     changes in the demand for our products by customers;

      - introductions or enhancements of products, or delays in the introductions or enhancements of products, by us or our competitors;

      - rate and success of new customer development; - changes in our pricing policies or those of our competitors; - success in attracting, retaining and motivating qualified personnel; and - changes in the general economic conditions.

         A substantial portion of our operating expenses is related to personnel, facilities, and sales and marketing programs and are fixed. Our expense level is based in part on our expectations of future orders and sales, which are extremely difficult to predict. Accordingly, we may not be able to adjust our fixed expenses quickly enough to address any significant shortfall in demand for our products in relation to our expectations.

         Fluctuations in our operating results may also result in fluctuations in our common stock price. In such event, the trading price of our common stock would likely suffer and adversely affect our ability to raise capital and the value of your investment in the Company.

IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

         We may not be successful in recruiting and retaining executive officers and other key management and technical personnel. The competition for employees with the necessary high level of technical expertise to design and market our products is intense, particularly in eastern Massachusetts. We will need to hire a number of additional technical personnel if we are to increase the rate at which we develop new products. Because competition for highly skilled technical personnel is so intense, companies in Apogee's industry are subject from time to time to complaints brought by competitors alleging interference with contractual relations or wrongful hiring of employees. Such lawsuits may be costly, may divert management attention and resources from the operation of our business, and may therefore adversely affect our financial condition and results of operations. In addition, the loss of the management and technical expertise of our senior management could seriously harm us.

WE DO NOT HAVE MANUFACTURING CAPABILITIES, AND AS A RESULT, WE RELY ON OUTSIDE FOUNDRIES TO MANUFACTURE OUR SEMICONDUCTOR PRODUCTS.

         We have no manufacturing capabilities, nor do we have plans to establish any such capabilities. Accordingly, we utilize outside semiconductor foundries to manufacture our semiconductor products. There are significant risks associated with our reliance on these foundries that can adversely affect our business, operating results and financial condition. These risks include:

      . the ability to maintain foundry relationships, the failure of which could result in significant delays in product introduction due to the time to establish new relationships
      . the loss of foundry priority that may result in limiting our ability to obtain products on schedule
      . limited control over product quality which could result in product returns and the loss of customers
      . inability to control manufacturing yield that could increase production costs, thereby reducing sales potential and operating margins
      . lack of access or control over new process and manufacturing technologies to maintain product competitiveness in the market.

OUR PRODUCTS USE NEW TECHNOLOGY AND MAY HAVE MANUFACTURING DEFECTS OR OTHER CHARACTERISTICS THAT ARE ONLY DETECTED AFTER INSTALLATION IN CUSTOMER APPLICATIONS, WHICH MAY HARM OUR BUSINESS.

         Our products are based on recently-developed technology and are manufactured using state-of-the-art manufacturing processes. Our approach to product qualification and testing may not fully evaluate or identify product characteristics or defects that could adversely affect the product's ability to operate in the intended application. If such defects or characteristics are discovered after installation, product revenue might be significantly delayed and our ability to maintain existing customers and to retain new customers may be seriously affected.

OUR ABILITY TO ACHIEVE REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO PERSUADE THE MARKET TO ADOPT OUR NEW AMPLIFIER TECHNOLOGY.

         We face challenges in persuading manufacturers to adopt our products using our new DDX amplifier technology. Traditional amplifiers use design approaches developed in the 1930s. These approaches are still used in most amplifiers and engineers are familiar with these design approaches. In order to adopt our products, manufacturers and engineers must understand and accept our new technology. In addition, our amplifier technology may be more expensive for some applications than the traditional amplifier technology. For these reasons, prospective customers may be reluctant to adopt our technology.

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

                   RISKS RELATED TO OUR INTELLECTUAL PROPERTY

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY BE INSUFFICIENT TO PROTECT OUR COMPETITIVE POSITION.

         Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. We have two issued United States patents and two pending patent applications. We cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.

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

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS DISPUTES WHICH COULD DIVERT MANAGEMENT'S ATTENTION AND COULD BE COSTLY.

         The semiconductor and consumer audio industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, we may receive notices of claims of infringement, misappropriation or misuse of other parties' proprietary rights. We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business. For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular products from the market or necessitating that specific products offered for sale or under development be redesigned.

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

                       RISKS RELATING TO OUR COMMON STOCK

MARKET FLUCTUATIONS COULD NEGATIVELY IMPACT THE MARKET PRICE OF OUR COMMON
STOCK.

         The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. We expect that the market price of our Common Stock will fluctuate as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our Common Stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price for our Common Stock may rise and fall in response to various factors including:

..     announcements of technological innovations or new products, or competitive developments;

..     changes in earnings estimates or investment recommendations by securities analysts;

..     investor perceptions and expectations regarding our or our competitors'
      products;

..     acquisitions or strategic alliances by us or our competitors; and

..     the gain or loss of a significant customer or order.

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

         As of March 15, 2002, our executive officers and directors owned approximately fifty-nine percent (58.99%) of the outstanding shares of Common Stock of the Company. Accordingly, such persons have sufficient voting power to control the outcome of matters that are put to a stockholder vote, including the election of a majority of the board of directors, and any merger, consolidation or sale of all or substantially all of our assets, and also have control over our management and affairs. As a result of such voting power, these stockholders will be able to control the outcome of corporate actions, including proxy contests, mergers involving us, tender offers, open market purchase programs or other purchases of Common Stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock. This concentration of ownership could also adversely affect our stock's market price.

ITEM 8.   FINANCIAL STATEMENTS

     See ITEM 14 below and the Index therein for a listing of the financial statements and supplementary data filed as part of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

ITEM 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11.  Executive Compensation

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" and "Executive Compensation" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 14.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

   (a)(1) Financial Statements. The financial statements required to be filed by
          --------------------

ITEM 8 herewith are as follows:

                                                                    PAGE
                                                                    ----

Independent Auditor's Report......................................   F-1

Consolidated Balance Sheet-December 31, 2001......................   F-2

Consolidated Statements of Operations-Years ended
December 31, 2001 and 2000........................................   F-3

Consolidated Statements of Stockholders' Equity (Deficit)-Years
   ended December 31, 2001 and 2000...............................   F-4

Consolidated Statements of Cash Flows-Years ended
   December 31, 2001 and 2000.....................................   F-5

Notes to Consolidated Financial Statements-December 31, 2001
   and 2000.......................................................   F-6

   (a)(2) EXHIBITS.

   (i) The following exhibits are filed herewith:

Exhibit
  No.                    Description
--------                 -----------
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

3.3               Certificate of Amendment to Certificate of Incorporation of Apogee Technology, Inc., incorporated herein by reference from Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30,
                  2001 (Reg. No. 000-17053).

3.4               Restated By-Laws of Apogee Technology, Inc., incorporated herein by reference from Exhibit 3.4 to the
                  Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (Reg. No. 000-17053).

10.1*             License Agreement dated February 2, 2001 by and between the Registrant and STMicroelectronics, NV, incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended
                  March 31, 2001 (File No. 000-17053).

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

10.5*             Development and Licensing Agreement, dated August 13, 1999, between ALST Technical Excellence Center, Altec
                  Lansing Technologies, Inc. and Apogee Technology, Inc., incorporated herein by reference to Exhibit 10.4 to the
                  Registrant's Form 10-SB, as amended (File No. 000-17053).

10.6*             Amendment I to Development and Licensing Agreement, dated February 1, 2001, between ALST Technical Excellence
                  Center, Altec Lansing Technologies, Inc. and Apogee Technology, Inc., incorporated herein by reference to Exhibit
                  10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File No. 000-17053).

10.7              Employment Agreement between Herbert M. Stein and Apogee Technology, Inc.

23                Consent of Independent Accountants to the incorporation by reference in the Registration Statement on Form S-8
                  (No. 333-61486) of the consolidated financial statements which appear in this Form 10-KSB.

* Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange
Commission.

     Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

   (b)  REPORTS ON FORM 8-K.

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    APOGEE TECHNOLOGY, INC.

Date: April 1, 2002                 By:  /s/ Herbert M. Stein
                                         -----------------
                                    Name:  Herbert M. Stein
                                    Title: Chief Executive Officer and Chairman
                                           of the Board

     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                    Capacity                     Date
----                    --------                     ----

/s/ Herbert M. Stein    Chief Executive Officer    (Principal Executive Officer)
Herbert M. Stein

/s/ David Spiegel       Secretary and Treasurer    (Principal Financial Officer)
---------------------
David Spiegel

/s/ Anton Schrafl
---------------------   Director
Anton Schrafl

/s/ Sheryl Stein        Director
---------------------
Sheryl Stein

/s/ Alan Tuck
---------------------   Director
Alan Tuck

                         ANNUAL REPORT ON FORM 10 - KSB
                                     ITEM 8

                          LIST OF FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2001

                             APOGEE TECHNOLOGY, INC.
                             NORWOOD, MASSACHUSETTS

--------------------------------------------------------------------------------

                                                                    PAGE
                                                                    ----

Independent Auditor's Report                                        F-1

Consolidated Balance Sheet-December 31, 2001                        F-2

Consolidated Statements of Operations-Years ended
   December 31, 2001 and 2000                                       F-3

Consolidated Statements of Stockholders'Equity (Deficit)-Years
   ended December 31, 2001 and 2000                                 F-4

Consolidated Statements of Cash Flows-Years ended
   December 31, 2001 and 2000                                       F-5

Notes to Consolidated Financial Statements-December 31, 2001
   and 2000                                                         F-6

Independent Auditor's Report

Board of Directors
Apogee Technology, Inc.

We have audited the accompanying consolidated balance sheet of Apogee Technology, Inc. and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apogee Technology, Inc. and Subsidiary as of December 31, 2001 and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses and no significant revenue stream that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The viability of the Company is dependent upon its ability to successfully further develop and market its digital amplifier technology applications and raise sufficient funds for such purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




New York, New York
February 7, 2002

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,
                                                                       2001
                                                                   -------------
ASSETS

Current assets
 Cash and cash equivalents ......................................  $  2,387,178
 Accounts receivable, net of allowance for doubtful
  accounts of $5,000 ............................................       232,555
 Inventories ....................................................       420,047
                                                                   ------------
   Total current assets .........................................     3,091,650
                                                                   ------------
Property and equipment, net of accumulated
  depreciation of $217,491 ......................................       177,650
                                                                   ------------
Other assets

 Digital Amplifier patents, net of amortization
  of $68,157 ....................................................        55,451
                                                                   ------------
                                                                   $  3,324,751
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued expenses ..........................  $    529,709
 Current maturities of capital lease obligations ................        33,128
                                                                   ------------
   Total current liabilities ....................................       562,837
Capitalized lease obligations net of current maturities .........        19,976
                                                                   ------------
   Total liabilities ............................................       582,813
                                                                   ------------
Stockholders' equity
 Common stock, $.01 par value;
  20,000,000 shares authorized, 5,213,051
  issued and outstanding ........................................        52,130
 Additional paidin capital ......................................    12,799,146
 Accumulated deficit ............................................   (10,109,338)
                                                                   ------------
   Total stockholders' equity ...................................     2,741,938
                                                                   ------------
                                                                   $  3,324,751
                                                                   ============

            See accompanying notes and independent auditor's report.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                        YEARS ENDED DECEMBER 31,
                                                           2001         2000
                                                       ------------ ------------
Revenues
  License fee .......................................   $1,420,000  $       --
  Royalties .........................................      250,000          --
  Consulting ........................................      242,063       50,275
  Product sales .....................................      269,328          --
                                                       ------------ ------------
                                                         2,181,391       50,275
                                                       ------------ ------------
Costs and expenses
  Research and development ..........................    1,142,364      868,672
  Selling, general and administrative ...............    1,777,022    1,093,091
  Product sales .....................................      203,797          --
                                                       ------------ ------------
                                                         3,123,183    1,961,763
                                                       ------------ ------------
Loss before other income (expense) ..................     (941,792)  (1,911,488)
                                                       ------------ ------------
Other income (expense)
  Interest expense ..................................      (11,424)     (20,621)
  Interest income ...................................       58,630       12,256
                                                       ------------ ------------
                                                            47,206       (8,365)
                                                       ------------ ------------
Net loss ............................................   $ (894,586) $(1,919,853)
                                                       ============ ============
Basic and diluted loss per common share .............   $    (0.18) $     (0.42)
                                                       ============ ============
Weighted average common shares outstanding--
 basic and diluted ..................................    5,019,507    4,571,860
                                                       ============ ============


            See accompanying notes and independent auditor's report.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                                                Additional
                                                            Common Stock          Paid-in      Accumulated
                                    Common Stock             Subscribed           Capital        Deficit
                                ---------------------   ---------------------   -----------   -------------
                                 Shares      Dollars    Shares      Dollars       Dollars        Dollars          Total
                                ---------    -------   ---------   ----------   -----------   -------------   ------------
Balances at December 31, 1999 . 4,155,022    $41,550    165,000    $ 330,000    $ 6,287,233   $ (7,294,899)   $  (636,116)
Net loss ......................       --         --         --           --             --      (1,919,853)    (1,919,853)
Issuances of stock ............   784,984      7,850   (165,000)    (330,000)     3,738,742            --       3,416,592
Conversion of stockholder
 debt to equity ...............    41,517        415        --           --         274,753            --         275,168
Contributions by directors ....       --         --         --           --          61,600            --          61,600
                                ---------    -------   ---------   ----------   -----------   -------------   ------------
Balances at December 31, 2000 . 4,981,523     49,815        --           --      10,362,328     (9,214,752)     1,197,391
Net loss ......................       --         --         --           --             --        (894,586)      (894,586)
Issuances of stock ............   231,528      2,315        --           --       2,436,818            --       2,439,133
                                ---------    -------   ---------   ----------   -----------   -------------   ------------
Balances at December 31, 2001 . 5,213,051    $52,130        --     $     --     $12,799,146   $(10,109,338)   $ 2,741,938
                                =========    =======   =========   ==========   ===========   =============   ============

            See accompanying notes and independent auditor's report.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED DECEMBER 31,
                                                        2001            2000
                                                    -----------     -----------
Cash flows from operations
Net loss ........................................... $ (894,586)     (1,919,853)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Accrued interest .................................         -          (51,529)
  Depreciation and amortization ....................    108,123          71,748
  Change in operating assets and liabilities:
    Accounts receivable ............................   (177,831)        (14,166)
    Inventory ......................................   (420,047)            -
    Prepaid expenses ...............................     78,101        (106,667)
    Accounts payable and accrued expenses ..........    263,194         (28,411)
                                                    -----------     -----------
      Net cash used in operating activities ........ (1,043,046)     (2,048,878)
                                                    -----------     -----------

Cash flows from investing activities
  Purchases of equipment ...........................    (81,174)       (132,806)
  Patent costs .....................................    (30,672)        (22,614)
                                                    -----------     -----------
      Net cash used in investing activities ........   (111,846)       (155,420)
                                                    -----------     -----------

Cash flows from financing activities
  Repayments of line of credit .....................         -         (200,000)
  Proceeds from issuances of common stock ..........  2,439,133       3,496,592
  Repayments of stockholder loans ..................         -          (20,000)
  Other capital contributions ......................         -           61,600
  Repayments of capital lease obligations ..........    (28,309)         (5,277)
                                                    -----------     -----------
       Net cash provided by financing activities ...  2,410,824       3,332,915
                                                    -----------     -----------

Increase in cash and cash equivalents ..............  1,255,932       1,128,617
Cash and cash equivalents--beginning ...............  1,131,246           2,629
                                                    -----------     -----------
Cash and cash equivalents--ending ..................$ 2,387,178     $ 1,131,246
                                                    ===========     ===========

            See accompanying notes and independent auditor's report.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31,2001 AND 2000
================================================================================


1.     Nature of Operations

       The Company is engaged in the development and design of digital amplifier technology. The Company is presently focused on computer based audio and entertainment media applications derived from its all-digital amplifier circuitry design trademarked as Direct Digital Amplification (DDX).

2.     Going Concern

       The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Because the Company has had recurring losses and no continuing revenue stream, there is substantial doubt as to the Company's ability to continue as a going concern. The Company believes that its current working capital should be sufficient to fund its capital and operational requirements at least through October 31, 2002. The Company plans to raise additional capital to further commercialize its digital amplifier (DDX) technology. The viability of the Company is dependent upon its ability to further develop and market its DDX technology and raise sufficient funds for such purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.     Summary of Significant Accounting Policies

       Consolidation

       The financial statements include the accounts of Apogee Technology, Inc. ("Technology"), and its wholly owned subsidiary, DUBLA, Inc. (collectively the "Company"). All significant intercompany transactions and accounts have been eliminated.

       Revenue Recognition

       License fee and royalty revenues are recognized when earned in accordance with the underlying agreements.

       Consulting revenue is recognized as services are performed.

       Revenue from product sales is recognized upon the shipment of merchandise.

       In December 1999, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. The Company's accounting for its license agreement with ST Microelectronics NV, as discussed in Note 9, is in accordance with SAB 101.

================================================================================

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31,2001 AND 2000



3.     Summary of Significant Accounting Policies (continued)

       Research and Development

       Costs for research and development are expensed as incurred.

       Inventories

       Inventories are stated at the lower of cost (first-in, first-out) or market.

       Property and Equipment

       Major replacements and betterments of equipment are capitalized. Cost of normal maintenance and repairs is charged to expense as incurred. Depreciation is provided over the estimated useful lives of the assets using accelerated methods.

       Patents

       Costs incurred to register and obtain patents are capitalized and amortized on a straight-line basis over five years.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31,2001 AND 2000



       The adoption of these standards did not have a material effect on the Company's results of operations or financial position.

3.     Summary of Significant Accounting Policies (continued)

       In June 2001, the Financial Accounting Standards Board approved Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets" which is required to be adopted in fiscal years beginning after December 15, 2001. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the statement.

       In August 2001, the Financial Accounting Standards Board approved Statement No. 144 (FAS 144) "Impairment of Long-Lived Assets" which is required to be adopted in fiscal years beginning after December 15, 2001. FAS 144 requires that in cases where undiscounted expected cash flows associated with long-lived assets are less than their carrying value, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of such assets.

       The adoption of FAS 142 and 144 will not have a material effect on the Company's results of operations or financial position.

4.     Inventories

       The major classifications of inventories are as follows at December 31, 2001:

                   Raw materials ...................................... $          27,484
                   Work in process ....................................            14,779
                   Finished goods .....................................           377,784
                                                                        -----------------
                                                                        $         420,047

5.     Property and Equipment

       Property and equipment at December 31, 2001 are comprised of the following:

                   Equipment .......................................... $         347,838
                   Furniture and fixtures .............................            27,649
                   Leasehold improvements .............................            19,654
                                                                        -----------------

                                                                                  395,141
                   Less accumulated depreciation ......................           217,491
                                                                        -----------------

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31,2001 AND 2000

                                                                        $         177,650
                                                                        =================

5.     Property and Equipment (continued)

       The estimated useful lives of the classes of physical assets were as follows:

                   Description                                             Depreciable Lives
                   -----------                                             -----------------
                   Equipment ............................................       5 years
                   Furniture and fixtures ...............................       7 years
                   Leasehold improvements ...............................    Term of lease

6.     Bank Line of Credit

       The Company had a $250,000 bank line of credit which expired in June 2001. The line was secured by the Company's assets and was personally guaranteed by a director of the Company.

7.     Capital Lease Obligations

       The Company leases certain furniture and equipment under capital leases. Future minimum lease payments for assets under capital leases at December 31, 2001 are as follows:

                          2002 .......................................................   $        38,643
                          2003 .......................................................            17,833
                          2004 .......................................................             3,405
                                                                                         ---------------

                          Total minimum lease payments ...............................            59,881
                          Less amount representing interest ..........................            (6,777)
                                                                                         ---------------

                          Present value of minimum lease payments ....................            53,104
                      payments

                          Less current maturities ....................................           (33,128)
                                                                                         ---------------
                                                                                         $        19,976

       At December 31, 2001, the Company had net assets under capital leases of $47,295 included in property and equipment in the accompanying balance sheet.

8.     Stockholders' Equity

       Private Placements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31,2001 AND 2000



       In December 2001, the Company completed a private placement of 207,828 shares of common stock at $11.50 per share. Proceeds received were $2,390,022.

8.     Stockholders' Equity (continued)

       Private Placements (continued)

       In November 2000, the Company completed a private placement of 277,001 shares of common stock at $10.00 per share. Proceeds received were $2,554,842 together with a conversion of $215,168 in stockholder debt.

       In June 2000, the Company completed a private placement in the amount of $750,000 for the issuance of 250,000 shares of common stock at $3.00 per share. Proceeds received were $690,000 together with a conversion of $60,000 in stockholder debt.

       In January 2000, the Company completed a private placement, authorized in September 1999, in the amount of $545,000. The Company issued 272,500 units at $2.00 per unit. Each unit represents one share of common stock and one five-year warrant to purchase one-fifth share of common stock at $2.50 per share. The warrants expire five years from the date of the subscription. Total proceeds received were $495,000 together with a conversion of $50,000 in stockholder debt. As of December 31, 2000 and 2001, there were outstanding 222,500 warrants to purchase 44,500 shares of common stock.

       Stock Options

       The Company issued 23,700 and 75,000 shares of common stock during 2001 and 2000, respectively, for options exercised by certain employees and directors. The shares were issued at prices ranging from $0.50 per share to $4.15 in 2001 and $0.55 to $1.25 per share in 2000. Proceeds from options amounted to $32,276 and $51,750 in 2001 and 2000, respectively.

       During 2000 the Company issued 2,000 shares of common stock to an outside consultant at a price of $2.50 per share pursuant to the Company's 1989 stock option plan. The 1989 plan has been replaced by the 1997 Incentive Stock Option Plan.

       Other

       In May 2001, the shareholders approved an Amendment to the Certificate of Incorporation increasing the number of authorized shares of the Company's common stock from 9,000,000 shares to 20,000,000 shares.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31,2001 AND 2000



       During 2000, the Company waived accrued interest on stockholder loans of $61,600 and contributed it to capital.

9.     Related Party Transactions

       The Company rents its facility from one of its stockholders for $4,400 per month ($3,600 per month prior to October 2001) pursuant to a lease expiring in September 2003. Rent paid to this stockholder aggregated $45,600 and $43,200 for 2001 and 2000, respectively.

10.    Development and License Agreements

       In February 2001, the Company entered into a license agreement with ST Microelectronics NV ("ST") of the Netherlands. The agreement calls for ST to use certain intellectual property rights owned or controlled by the Company to commercialize and sell related products utilizing such technology. In consideration for this license, ST paid to the Company a one-time license fee of $1.6 million in cash and a $400,000 credit for future design services. This agreement has no expiration date, however, either party may cancel the agreement upon certain advance notices as defined in the agreement. $180,000 of the $1.6 million of license fee income was initially deferred as the Company was obligated to perform future consulting services relating to the development of a portion of the products to be created using the licensed technology and supporting services relating to the licensed technology. During the year ended December 31, 2001, the Company fulfilled this obligation and recognized this deferral in its entirety. The Company earned an additional $62,063 for consulting services provided, surpassing its initial obligation under this agreement. Total consulting revenue under this agreement amounted to $242,063 in 2001. The Company also received royalties of $250,000 in 2001 based on certain formulas, as defined in the agreement. The $400,000 credit portion of the license fee is associated with future development activities of the Company and will not be recognized in income before that happens. When the $400,000 amount is recognized in income, it will simultaneously be charged to research and development costs.

       In August 1999, the Company signed a licensing agreement with ALST, a strategic partnership between Altec Lansing Technology, Inc. ("Altec") and STMicroelectronics. The Company was to receive a royalty on sales of all products incorporating the Company's DDX technology as well as consulting income on collaborative development work. The royalty obligation under the ALST agreement was superseded in February 2001 with the signing of the STMicroelectronics Agreement whereby STMicroelectronics agreed to assume all royalty obligations to the Company under the ALST agreement. During 2000, no royalties were earned given that no shipments were made under the agreement. In January 2002, the agreement was cancelled as ALST ceased operations. No revenue from this agreement was

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31,2001 AND 2000
--------------------------------------------------------------------------------
       earned during 2001. During 2000, the Company recognized $50,275 in revenue from consulting fees under the ALST agreement.

11.    Customer Concentration

       During the year ended December 31, 2001, approximately 83% of the Company's product sales were derived from four customers.

12.    Stock Options

       In May 1997, the Company adopted an incentive stock option plan for key employees, directors and consultants. The Company's board of directors authorized a maximum of 300,000 shares of common stock for issuance under the plan which in 2001 was increased to 1,050,000 shares. Pursuant to the plan, the board may grant options to key employees, directors, or consultants at its discretion. Options granted under the plan to less than 10% and greater than 10% stockholders are to be for 100% and 110%, respectively, of the fair value of the common stock on the date of the grant, and expire 10 and 5 years, respectively, from the date of the grant.

       A summary of the status of the Company's stock options as of December 31, 2001 and 2000 and changes during the years ended on that date is presented below.

                                                                    2001                                       2000
                                                                  Weighted                                   Weighted
                                                                  Average                                    Average
                                                                  Exercise                                   Exercise
                                                   Shares          Price               Shares                 Price
                                                   ------          -----               ------                 -----
       Outstanding--beginning of year ........... 405,500          $   2.99            300,000              $   0.64
       Granted .................................. 485,500             12.68            212,000                  5.38
       Exercised ................................ (23,700)            (1.38)           (77,000)                (0.74)
       Expired ..................................      -                 -                  -                     -
       Cancelled ................................ (48,900)            (4.25)           (29,500)                (2.15)
                                                  -------                              -------
       Outstanding--end of year ................. 818,400          $   8.71            405,500              $   2.99
                                                  =======          ========            =======              ========
       Weighted average fair value of
         options granted during year ............                  $   9.33                                 $   3.02
                                                                   ========                                 ========


       The Company granted a total of 485,500 and 212,000 in options under the 1997 Incentive Stock Options Plan during 2001 and 2000, respectively, to certain directors, employees and a consultant. Vesting generally occurs ratably over a five-year period beginning one year from

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31,2001 AND 2000
--------------------------------------------------------------------------------
       the date of grant. During 2001, 2,500 options were granted to a consultant in lieu of payment for services rendered. As a result, these options were fully vested at the date of grant, and the fair market value of these options ($16,385) was charged to operations.

12.    Stock Options (continued)

       The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for options granted (as noted above).

       Pro forma information regarding earnings and per share information is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model in 2001 and 2000 with the following weighted-average assumptions for 2001 and 2000, respectively: risk-free interest rates ranging from 4.41% to 5.28% and 5.58% to 6.63%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 0.77 in 2001 and 1.0 in 2000; and a weighted-average expected life of the option of approximately
       7.5 years and 10 years.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option plan been accounted for under SFAS No. 123, net loss and loss per share would have been increased to the following pro forma amounts:

                                                            2001                   2000
                                                            ----                   ----
       Net loss:
         As reported ............................... $   (894,586)           $  (1,919,853)
         Pro forma ................................. $ (1,411,709)           $  (2,032,094)

       Loss per share:
         As reported, basic and diluted ............ $      (0.18)           $       (0.42)
         Pro forma, basic and diluted .............. $      (0.28)           $       (0.44)


       The following table summarizes information about options outstanding as of December 31, 2001:

                                                   Options Outstanding                          Options Exercisable
                                      -------------------------------------------------    ------------------------------
                                                           Weighted

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31,2001 AND 2000



                                                           Average         Weighted                           Weighted
                                                          Remaining        Average                            Average
             Range of Exercise           Number          Contractual       Exercise           Number          Exercise
                  Prices              Outstanding            Life           Price          Exercisable         Price
       ------------------------------ -------------    --------------- ---------------    -------------    -------------
              $ 0.50 - 9.00              290,400             4.25       $       1.50          210,600        $   1.05
              $ 5.25 - 15.25             528,000             6.38              12.68           16,800           12.37
                                         -------                                             --------

       Total at December 31, 2001       818,400              5.97       $       8.71          227,400        $   1.88
       ============================== =============    =============== ===============    =============    =============


13.    Loss Per Common Share


       Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during each year, which totaled 5,019,507 and 4,571,860 shares for 2001 and 2000, respectively. The assumed exercise of outstanding warrants and stock options for diluted loss per common share was not applicable because their effect was antidilutive.

14.    Employee Retirement 401(k) Plan

       The Company sponsors a 401(k) retirement plan for the benefit of its employees. The plan imposes no contribution requirement or liability upon the Company. Plan participation is voluntary and unconditional to all employees over 18 and plan contributions are discretionary to the limits allowed by the Internal Revenue Code and are immediately 100% vested. There were no employer contributions during 2001 and 2000.

15.    Tax Loss Carryforwards

       The Company has federal net operating loss carryforwards at December 31, 2001, totaling approximately $10,762,000, expiring through the year 2021.

       The Company's net losses result in no current tax benefit. The deferred tax assets arising from net operating loss carryforwards amounted to approximately $2,168,000 at December 31, 2001, and were fully offset by a valuation allowance as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This represents an increase of $468,000 in the valuation allowance since December 31, 2000. The valuation allowance is based on an assessment at December 31, 2001 that it is more likely than not that the net operating loss carryover will not be realized in the future. However, should the Company generate future income from licensing agreements (see Note 10) and sales of products, resulting in taxable income, then the valuation allowance will be adjusted accordingly.

16.    Concentration of Credit Risk

       The Company maintains accounts with financial institutions. Balances usually exceed the maximum coverage provided by the Federal Deposit Insurance Corporation on insured depositor accounts.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31,2001 AND 2000




       One of the Company's major customers accounted for approximately 55% of the total accounts receivable balance at December 31, 2001.

17.    Supplemental Cash Flow Information

       Interest paid during 2001 and 2000 amounted to $11,424 and $10,550, respectively.


       Supplemental Disclosure of Noncash Financing and Investing Activities

                                                                                   2001               2000
                                                                             ----------------   ----------------

          Furniture and equipment financed through
          capital leases .................................................     $   17,760        $     68,930

          Stockholder debt converted to equity ...........................             -              275,108


18.    Litigation

       On February 19, 2002, Acoustic Technology, Inc. ("ATI") filed a complaint in the Superior Court of Suffolk County, Massachusetts, against Mr. Tak Ping Tsui, a former employee of ATI and a current employee of the Company, in which the Company was also named as a defendant. The complaint alleges that the Company interfered with ATI's noncompete agreement with Mr. Tsui and violated the Massachusetts statutes on unfair and deceptive trade practices and trade secrets by hiring Mr. Tsui. ATI has claimed $1,000,000 in damages from Mr. Tsui and the Company. On February 26, 2002, the Suffolk County Superior Court denied, without prejudice, ATI's motion for a preliminary injunction seeking to stop the Company from continuing to employ Mr. Tsui and to require the Company to provide information regarding Mr. Tsui's employment by the Company. The Company intends to defend vigorously the claims against it in this matter. Further, the Company has brought a counterclaim against ATI for unfair and deceptive trade practices and unfair methods of competition.