Form 10KSB/A
period 2001-12-31
APOGEE TECHNOLOGY INC
filed 2002-04-16
CIK 823876

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                AMENDMENT NO. 1
                                      TO
                                  FORM 10-KSB

    (Mark One)
       [X]  Annual report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for the fiscal year ended December 31, 2001

       [_]  Transition report under Section 13 or 15(d) of the Securities
           Exchange Act of 1934 for the transition period from __________________________ to __________________________________

                            APOGEE TECHNOLOGY, INC.
                (Name of Small Business Issuer in its charter)

                          DELAWARE                                     04-3005815
(State or other jurisdiction of incorporation or organization)
                                                               (IRS employer Identification
                                                                          No.)
   129 MORGAN DRIVE, NORWOOD, MASSACHUSETTS 02062

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

                               Yes [X]   No [_]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

   The registrant had revenues of approximately $2,181,000 in the fiscal year ended December 31, 2001. The aggregate market value of the voting stock held by non-affiliates of the registrant on March 15, 2002 was approximately $25,555,200.00. As of March 15, 2002, 5,228,051 shares of Common Stock, $.01 par value per share, of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: Certain information required in
Part III of this Annual Report on Form 10-KSB is incorporated from the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2002.

   Transitional Small Business Disclosure Format:  Yes [_]  No [X]

================================================================================

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        APOGEE TECHNOLOGY, INC

Date: April 16, 2002                                    By:                  /s/  HERBERT M. STEIN
                                                            -----------------------------------
                                                                             Name: Herbert M. Stein
                                                            Title: Chief Executive Officer and Chairman of the Board

   This Amendment No. 1 to Form 10-KSB is being filed solely to correct a typographical error on the consolidated balance sheet.

                        ANNUAL REPORT ON FORM 10 - KSB
                                    ITEM 8

                         LIST OF FINANCIAL STATEMENTS
                         YEAR ENDED DECEMBER 31, 2001

                            APOGEE TECHNOLOGY, INC.
                            NORWOOD, MASSACHUSETTS

                                                                                                 PAGE
                                                                                                 ----
Independent Auditor's Report.................................................................... F-1
Consolidated Balance Sheet-December 31, 2001.................................................... F-2
Consolidated Statements of Operations-Years ended December 31, 2001 and 2000.................... F-3
Consolidated Statements of Stockholders' Equity (Deficit)-Years ended December 31, 2001 and 2000 F-4
Consolidated Statements of Cash Flows-Years ended December 31, 2001 and 2000.................... F-5
Notes to Consolidated Financial Statements-December 31, 2001 and 2000........................... F-6

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

New York, New York
February 7, 2002

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                                                                                     December 31,
                                                                                         2001
                                                                                     ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents........................................................ $  2,387,178
   Accounts receivable, net of allowance for doubtful accounts of $5,000............      232,555
   Inventories......................................................................      420,047
   Prepaid expenses.................................................................       51,870
                                                                                     ------------
       Total current assets.........................................................    3,091,650
                                                                                     ------------
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF $217,491.................      177,650
                                                                                     ------------
OTHER ASSETS
   Digital Amplifier patents, net of amortization of $68,157........................       55,451
                                                                                     ------------
                                                                                     $  3,324,751
                                                                                     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses............................................ $    529,709
   Current maturities of capital lease obligations..................................       33,128
                                                                                     ------------
       Total current liabilities....................................................      562,837
   Capitalized lease obligations net of current maturities..........................       19,976
                                                                                     ------------
       Total liabilities............................................................      582,813
                                                                                     ============
STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; 20,000,000 shares authorized, 5,213,051 issued and
     outstanding....................................................................       52,130
   Additional paid-in capital.......................................................   12,799,146
   Accumulated deficit..............................................................  (10,109,338)
                                                                                     ------------
       Total stockholders' equity...................................................    2,741,938
                                                                                     ------------
                                                                                     $  3,324,751
                                                                                     ============




             See accompanying notes and independent auditor's report.

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Years Ended December 31,
                                                       -----------------------
                                                          2001         2000
                                                       ----------  -----------
 REVENUES
    License fee....................................... $1,420,000  $        --
    Royalties.........................................    250,000           --
    Consulting........................................    242,063       50,275
    Product sales.....................................    269,328           --
                                                       ----------  -----------
                                                        2,181,391       50,275
                                                       ----------  -----------
 COSTS AND EXPENSES
    Research and development..........................  1,142,364      868,672
    Selling, general and administrative...............  1,777,022    1,093,091
    Product sales.....................................    203,797           --
                                                       ----------  -----------
                                                        3,123,183    1,961,763
                                                       ----------  -----------
 LOSS BEFORE OTHER INCOME (EXPENSE)...................   (941,792)  (1,911,488)
                                                       ----------  -----------
 OTHER INCOME (EXPENSE)
    Interest expense..................................    (11,424)     (20,621)
    Interest income...................................     58,630       12,256
                                                       ----------  -----------
                                                           47,206       (8,365)
                                                       ----------  -----------
 NET LOSS............................................. $ (894,586) $(1,919,853)
                                                       ==========  ===========
 BASIC AND DILUTED LOSS PER COMMON SHARE.............. $    (0.18) $     (0.42)
                                                       ==========  ===========
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC AND
   DILUTED............................................  5,019,507    4,571,860
                                                       ==========  ===========





           See accompanying notes and independent auditor's report.

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   Additional
                                                  Common Stock       Paid-in    Accumulated
                              Common Stock         Subscribed        Capital      Deficit
                           ------------------ -------------------  ----------- ------------
                            Shares   Dollars   Shares    Dollars     Dollars      Dollars        Total
                           --------- -------- --------  ---------  ----------- ------------  ------------
Balances at
 December 31, 1999........ 4,155,022 $ 41,550  165,000  $ 330,000  $ 6,287,233 $ (7,294,899) $   (636,116)
Net loss..................        --       --       --         --           --   (1,919,853)   (1,919,853)
Issuances of stock........   784,984    7,850 (165,000)  (330,000)   3,738,742           --     3,416,592
Conversion of stockholder
  debt to equity..........    41,517      415       --         --      274,753           --       275,168
Contributions by directors        --       --       --         --       61,600           --        61,600
                           --------- -------- --------  ---------  ----------- ------------  ------------
Balances at
  December 31, 2000....... 4,981,523   49,815       --         --   10,362,328   (9,214,752)    1,197,391
Net loss..................        --       --       --         --           --     (894,586)     (894,586)
Issuances of stock........   231,528    2,315       --         --    2,436,818           --     2,439,133
                           --------- -------- --------  ---------  ----------- ------------  ------------
Balances at
  December 31, 2001....... 5,213,051 $ 52,130       --  $      --  $12,799,146 $(10,109,338) $  2,741,938
                           ========= ======== ========  =========  =========== ============  ============






           See accompanying notes and independent auditor's report.

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31,
                                                                                ------------------------
                                                                                    2001         2000
                                                                                -----------  -----------
CASH FLOWS FROM OPERATIONS
   Net loss.................................................................... $  (894,586)  (1,919,853)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Accrued interest........................................................          --      (51,529)
       Depreciation and amortization...........................................     108,123       71,748
       Change in operating assets and liabilities:
          Accounts receivable..................................................    (177,831)     (14,166)
          Inventory............................................................    (420,047)          --
          Prepaid expenses.....................................................      78,101     (106,667)
          Accounts payable and accrued expenses................................     263,194      (28,411)
                                                                                -----------  -----------
              Net cash used in operating activities............................  (1,043,046)  (2,048,878)
                                                                                -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment .....................................................     (81,174)    (132,806)
   Patent costs................................................................     (30,672)     (22,614)
                                                                                -----------  -----------
              Net cash used in investing activities............................    (111,846)    (155,420)
                                                                                -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of line of credit................................................          --     (200,000)
   Proceeds from issuances of common stock.....................................   2,439,133    3,496,592
   Repayments of stockholder loans ............................................          --      (20,000)
   Other capital contributions.................................................          --       61,600
   Repayments of capital lease obligations.....................................     (28,309)      (5,277)
                                                                                -----------  -----------
              Net cash provided by financing activities........................   2,410,824    3,332,915
                                                                                -----------  -----------
INCREASE IN CASH AND CASH EQUIVALENTS..........................................   1,255,932    1,128,617
Cash and cash equivalents--beginning...........................................   1,131,246        2,629
                                                                                -----------  -----------
CASH AND CASH EQUIVALENTS--ENDING.............................................. $ 2,387,178  $ 1,131,246
                                                                                ===========  ===========



           See accompanying notes and independent auditor's report.

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

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

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                          December 31, 2001 and 2000


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

   The adoption of FAS 142 and 144 will not have a material effect on the Company's results of operations or financial position.

4.  INVENTORIES

   The major classifications of inventories are as follows at December 31, 2001:

                            Raw materials..  $27,484
                            Work in process   14,779
                            Finished goods.  377,784
                                            --------
                                            $420,047

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                          December 31, 2001 and 2000


5.  PROPERTY AND EQUIPMENT

   Property and equipment at December 31, 2001 are comprised of the following:

                     Equipment.................... $347,838
                     Furniture and fixtures.......   27,649
                     Leasehold improvements.......   19,654
                                                    395,141
                                                   --------
                     Less accumulated depreciation  217,491
                                                   --------
                                                   $177,650
                                                   ========

   The estimated useful lives of the classes of physical assets were as follows:

                    Description            Depreciable Lives
                    -----------            -----------------
                    Equipment.............         5 years
                    Furniture and fixtures         7 years
                    Leasehold improvements   Term of lease

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

7.  CAPITAL LEASE OBLIGATIONS

   The Company leases certain furniture and equipment under capital leases. Future minimum lease payments for assets under capital leases at December 31, 2001 are as follows:

               2002...................................  $38,643
               2003...................................   17,833
               2004...................................    3,405
                                                       --------
               Total minimum lease payments...........   59,881
               Less amount representing interest......   (6,777)
                                                       --------
               Present value of minimum lease payments   53,104
               Less current maturities................  (33,128)
                                                       --------
                                                       $ 19,976

   At December 31, 2001, the Company had net assets under capital leases of $47,295 included in property and equipment in the accompanying balance sheet.

8.  STOCKHOLDERS' EQUITY

  Private Placements

   In December 2001, the Company completed a private placement of 207,828 shares of common stock at $11.50 per share. Proceeds received were $2,390,022.

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                          December 31, 2001 and 2000


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

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                          December 31, 2001 and 2000

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

    In August 1999, the Company signed a licensing agreement with ALST, a strategic partnership between Altec Lansing Technology, Inc. ("Altec") and STMicroelectronics. The Company was to receive a royalty on sales of all products incorporating the Company's DDX technology as well as consulting income on collaborative development work. The royalty obligation under the ALST agreement was superseded in February 2001 with the signing of the STMicroelectronics Agreement whereby STMicroelectronics agreed to assume all royalty obligations to the Company under the ALST agreement. During 2000, no royalties were earned given that no shipments were made under the agreement. In January 2002, the agreement was cancelled as ALST ceased operations. No revenue from this agreement was earned during 2001. During 2000, the Company recognized $50,275 in revenue from consulting fees under the ALST agreement.

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

                                                                      2001              2000
                                                                    Weighted          Weighted
                                                                    Average           Average
                                                                    Exercise          Exercise
                                                           Shares    Price   Shares    Price
                                                           -------  -------- -------  --------
Outstanding -- beginning of year.......................... 405,500   $ 2.99  300,000   $ 0.64
Granted................................................... 485,500    12.68  212,000     5.38
Exercised................................................. (23,700)   (1.38) (77,000)   (0.74)
Expired...................................................       .        .        .        .
Cancelled................................................. (48,900)   (4.25) (29,500)   (2.15)
                                                           -------           -------
Outstanding -- end of year................................ 818,400   $ 8.71  405,500   $ 2.99
                                                           =======   ======  =======   ======
Weighted average fair value of options granted during year           $ 9.33             $3.02
                                                                     ======            ======

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                          December 31, 2001 and 2000


    The Company granted a total of 485,500 and 212,000 in options under the 1997 Incentive Stock Options Plan during 2001 and 2000, respectively, to certain directors, employees and a consultant. Vesting generally occurs ratably over a five-year period beginning one year from the date of grant. During 2001, 2,500 options were granted to a consultant in lieu of payment for services rendered. As a result, these options were fully vested at the date of grant, and the fair market value of these options ($16,385) was charged to operations.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Had the Company's stock option plan been accounted for under SFAS No. 123, net loss and loss per share would have been increased to the following pro forma amounts:

                                                 2001         2000
                                             ------------ ------------
          Net loss:
             As reported.................... $  (894,586) $(1,919,853)
             Pro forma...................... $(1,411,709) $(2,032,094)
          Loss per share:
             As reported, basic and diluted. $     (0.18) $     (0.42)
             Pro forma, basic and diluted... $     (0.28) $     (0.44)

   The following table summarizes information about options outstanding as of December 31, 2001:

                                 Options Outstanding        Options Exercisable
 Range of Exercise Prices  -------------------------------- --------------------
                                        Weighted
                                         Average   Weighted             Weighted
                                        Remaining  Average              Average
                             Number    Contractual Exercise   Number    Exercise
                           Outstanding    Life      Price   Exercisable  Price
                           ----------- ----------- -------- ----------- --------
      $0.50 --  9.00         290,400      4.25      $ 1.50    210,600    $ 1.05
      $5.25 -- 15.25         528,000      6.38       12.68     16,800     12.37
                             -------      ----       ----      -----      ----
Total at December 31, 2001   818,400      5.97      $ 8.71    227,400    $ 1.88
                             =======      ====      =====     =======    =====

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

                    APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

                          December 31, 2001 and 2000


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

17.  SUPPLEMENTAL CASH FLOW INFORMATION

   Interest paid during 2001 and 2000 amounted to $11,424 and $10,550, respectively.

  Supplemental Disclosure of Noncash Financing and Investing Activities

                                                             2001     2000
                                                            ------- --------
    Furniture and equipment financed through capital leases $17,760 $ 68,930
    Stockholder debt converted to equity...................       .  275,108

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