Form 10-Q
period 2002-03-31
APOGEE TECHNOLOGY INC
filed 2002-05-14
CIK 823876

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 000-30656

APOGEE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3005815 (I.R.S. Employer Identification No.)

129 MORGAN DRIVE, NORWOOD, MASSACHUSETTS 02062
(Address of principal executive offices)

(781) 551-9450
(Issuer's telephone number, including area code)

NOT APPLICABLE.
(Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 9, 2002, there were 5,241,051 shares of Common Stock, $.01 par value per share, outstanding.

        Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB
FOR THE QUARTER ENDED MARCH 31, 2002

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2002	DECEMBER 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,273,919	$2,387,178
Accounts receivable, net of allowance for doubtful accounts of $10,000 in 2002 and $5,000 in 2001	404,056	232,555
Inventories	415,783	420,047
Prepaid expenses	43,568	51,870

Total current assets	2,137,326	3,091,650

Property and equipment, net of accumulated depreciation of $238,064 in 2002 and $217,491 in 2001	166,531	177,650

Other assets
Digital amplifier patents, net of accumulated amortization of $71,471 in 2002 and $68,157 in 2001	75,238	55,451

	$2,379,095	$3,324,751

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$353,748	$529,709
Current maturities of capital lease obligations	31,553	33,128

Total current liabilities	385,301	562,837
Capitalized lease obligations—net of current maturities	12,853	19,976

Total liabilities	398,154	582,813

Stockholders' equity
Common stock, $.01 par value; 20,000,000 shares authorized, 5,228,051 and 5,213,051 issued and outstanding in 2002 and 2001, respectively	52,280	52,130
Additional paid-in capital	12,806,996	12,799,146
Accumulated deficit	(10,878,335)	(10,109,338)

Total stockholders' equity	1,980,941	2,741,938

	$2,379,095	$3,324,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED MARCH 31,
	2002	2001
Revenues
License fee	$—	$1,420,000
Royalties	121,965	62,500
Consulting	13,400	25,000
Product sales	286,049	12,540

	421,414	1,520,040

Costs and expenses
Research and development	393,212	273,634
Selling, general and administrative	591,646	395,319
Product sales	212,657	4,988

	1,197,515	673,941

(Loss) income before other income (expense)	(776,101)	846,099
Other income (expense)
Interest expense	(2,086)	(3,158)
Interest income	9,190	18,233

	7,104	15,075

Net (loss) income	(768,997)	861,174
Accumulated deficit—beginning	(10,109,338)	(9,214,752)

Accumulated deficit—ending	$(10,878,335)	$(8,353,578)

Basic and diluted (loss) income per common share	$(0.15)	$0.17

Weighted average common shares outstanding—basic and diluted	5,223,829	4,981,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2002	2001
Cash flows from operations
Net (loss) income	$(768,997)	$861,174
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	5,000	—
Depreciation and amortization	23,888	21,536
Changes in operating assets and liabilities:
Accounts receivable	(176,501)	(545,193)
Inventories	4,264	(28,399)
Prepaid expenses	8,302	100,412
Accounts payable and accrued expenses	(175,961)	(69,057)
Deferred revenue	—	155,000

Net cash (used in) provided by operating activities	(1,080,005)	495,473

Cash flows from investing activities
Purchases of property and equipment	(9,455)	—
Patent costs	(23,101)	(889)

Net cash used in investing activities	(32,556)	(889)

Cash flows from financing activities
Proceeds from issuances of common stock	8,000	—
Repayment of capital lease obligations	(8,698)	(5,922)

Net cash used in financing activities	(698)	(5,922)

(Decrease) increase in cash and cash equivalents	(1,113,259)	488,662
Cash and cash equivalents—beginning	2,387,178	1,131,246

Cash and cash equivalents—ending	$1,273,919	$1,619,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002 AND 2001

1.    Basis of Presentation

        The condensed consolidated interim financial statements have been prepared in accordance with the requirements of Regulation S-B and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2001.

        The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned subsidiary, DUBLA, Inc. (collectively the "Company"). All significant intercompany transactions and accounts have been eliminated.

        The Company is engaged in the development, design and marketing of digital amplifier technology and related sales of semiconductor chips. The Company is presently focused on computer based audio and entertainment media applications derived from its all-digital amplifier design trademarked as Direct Digital Amplification (DDX®).

        The accompanying financial statements and the accompanying condensed consolidated balance sheet at December 31, 2001 have been prepared assuming the Company will continue as a going concern. Because the Company has had recurring losses and no continuing revenue stream, there is substantial doubt as to the Company's ability to continue as a going concern. The Company believes that its current working capital should be sufficient to fund its capital and operational requirements at least through October 31, 2002. The Company plans to raise additional capital to further commercialize its DDX technology. The viability of the Company is dependent upon its ability to further develop and market its DDX technology and raise sufficient funds for such purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    Inventories

        Inventories are stated at the lower of cost (first in, first-out) or market. The major classifications of inventories are as follows at period end:

	March 31, 2002	December 31, 2001
	(Unaudited)
Raw materials	$21,750	$27,484
Work in process	13,471	14,779
Finished goods	380,562	377,784

	$415,783	$420,047

3.    Stock Transactions

        During the three months ended March 31, 2002, 15,000 shares of common stock were issued as a result of exercised stock options. The average exercise price was $0.53 per share.

4.    Stock Options

        During February 2002 and March 2002 the Board of Directors awarded options to purchase 104,500 shares to certain employees. 1,500 options were granted at $11.60 per share and 103,000 options were granted at $11.80 per share. These options were granted under the 1997 Employee, Director and Consultant Stock Option Plan. The options vest over five years beginning at the first anniversary of the date of grant.

5.    License Agreement

        In February 2001, the Company entered into a license agreement with ST Microelectronics NV ("ST") of the Netherlands. The agreement calls for ST to use certain intellectual property rights owned or controlled by the Company to commercialize and sell related products utilizing such technology. In consideration for this license, ST paid to the Company a one time license fee of $1.6 million in cash and a $400,000 credit for future design services. The Company will also receive royalties based on certain formulas, as defined in the agreement. This agreement has no expiration date. However, either party may cancel the agreement upon certain advance notices as defined in the agreement. The $400,000 credit portion of the license fee is associated with future development activities of the Company and will not be recognized income before the development activities occur. When the $400,000 amount is recognized in income, it will simultaneously be charged to research and development costs.

6.    Customer Concentration

        During the three month period ending March 31, 2002 approximately 86% of the Company's product sales was derived from one customer.

7.    Litigation

        On February 19, 2002, Acoustic Technology, Inc. ("ATI") filed a complaint in the Superior Court of Suffolk County, Massachusetts, against Mr. Tak Ping Tsui, a former employee of ATI and a current employee of the Company, in which the Company was also named a defendant. The complaint alleges that the Company interfered with ATI's noncompete agreement with Mr. Tsui and violated the Massachusetts statutes on unfair and deceptive trade practices and trade secrets by hiring Mr. Tsui. ATI has claimed $1,000,000 in damages from Mr. Tsui and the Company. On February 26, 2002, the Suffolk County Superior Court denied, without prejudice, ATI's motion for a preliminary injunction seeking to stop the Company from continuing to employ Mr. Tsui and to require the Company to provide information regarding Mr. Tsui's employment by the Company. The Company intends to defend vigorously the claims against it in this matter. Further, the Company has brought a counterclaim against ATI for unfair and deceptive trade practices and unfair methods of competition.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        The following Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations for the three month periods ended March 31, 2002 and March 31, 2001 should be read in conjunction with the Company's Financial Statements and the related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price" as well as other factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Company does not intend to update any such forward-looking statements.

INTRODUCTION

        The Company designs, develops and markets semiconductor products, or integrated circuits (ICs), that incorporate the company's patented Direct Digital Amplification (DDX®) technology. DDX-based IC products are intended for a range of audio applications including home theater systems, powered speakers, car audio, commercial audio, and PC multi-media. Under a licensing agreement with ST the Company is developing and providing intellectual property to be used in royalty bearing products produced by STMicroelectronics. In addition, the Company is working under a development agreement with ST to develop and market new semiconductor products that leverage Apogee's DDX technology and STMicroelectronics' intellectual property and semiconductor design, development and manufacturing capability. ST is currently shipping four royalty bearing DDX-based semiconductor products. The Company has developed and is marketing four different DDX-based semiconductor products and has additional products in development. The Company markets DDX products using a worldwide network of direct sales staff, independent sales representatives and distributors. The Company continues to generate revenues from the sale of DDX-based semiconductor products and evaluation boards. The Company has incurred a net loss of approximately $769,000 for the three months ended March 31, 2002, as compared to a net profit of approximately $861,000 for the three month period ended March 31, 2001. As of March 31, 2002, the Company had an accumulated deficit of approximately $10.9 million, as compared to a deficit of approximately $10.1 million as of December 31, 2001. Of this accumulated deficit, approximately $4 million was attributable to the Company's now defunct loudspeaker business, which it discontinued in 1994. The Company's historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with the Company's efforts to develop and market its DDX technology. Customers during the first three months of fiscal 2002 included: AVT Electronics, Ltd, STMicroelectronics and Mega Tech Limited.

        As of March 31, 2002 the Company had 22 employees, unchanged from December 31, 2001, but up from 15 employees as of March 31, 2001.

        During the three-month period ended March 31, 2002, two customers represented, in the aggregate, approximately 87% of total revenue: AVT represented 58% and STMicroelectronics represented 29%. No other customer accounted for more than 10% of the Company's revenue during the three-month period ended March 31, 2002. To date, a significant portion of the Company's revenue has been generated by direct sales. In fiscal 2001, the Company began establishing a network of independent sales representatives and distributors worldwide to support the Company's sales and marketing activities. In addition, the Company began the process of opening a sales office in Hong Kong. Completion of this process is expected during April 2002.

SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data for the three-month periods ended March 31, 2002 and March 31, 2001 have been derived from the Company's financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the three-month period ended March 31, (Unaudited)
	2002	2001
Statement of Operations Data:
Revenue	$421,414	$1,520,040
Costs and expenses	1,197,515	673,941
Other income (expense)	7,104	15,075
Net Loss	(768,997)	861,174
Shares outstanding	5,228,051	4,981,523
Balance Sheet Data:
Total assets	$2,379,095	$2,468,755
Stockholders' equity	$1,980,941	$2,058,565
Loss per share (basic and diluted)	$(0.15)	$0.17

RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

Revenues

        For the three-month period ended March 31, 2002 revenues were approximately $421,000, a decrease of approximately $1,100,000 from revenues of approximately $1,520,000 for the three-month period ended March 31, 2001. Revenue for the three-month period ended March 31, 2001 consisted primarily of a one-time, initial fee paid in connection with the Company's licensing agreement with STMicroelectronics NV of The Netherlands ("ST") signed in February 2001. Revenues for the three-month period ended March 31, 2002 consisted of product sales, royalties and consulting fees. During the three-month period ended March 31, 2002, the Company recorded net royalty payments under the ST agreement of approximately $122,000 compared to a minimum royalty payment of $62,500 received for the three-month period ended March 31, 2001. Revenues from the sale of its products, consisting of DDX evaluation boards, the DDX-2000/2060 amplifier chipset and the DDX-4100 controller chip increased by approximately $273,000 to $286,000 from $13,000 for the three-month period ended March 31, 2001. This increase in Product Revenue was primarily due to growth in the sales of our semiconductor chips. Revenue from non-product related items accounted for approximately 32% of total revenue for the three months ended March 31, 2002. Revenue for non-product related items accounted for approximately 99% of total revenue for the three months ended March 31, 2001.

Cost of Revenue

        The Company had costs associated with the sale of its products of approximately $213,000 for the three-month period ended March 31, 2002 compared to approximately $5,000 for the three-month period ended March 31, 2002. Cost of Revenue includes cost of purchasing finished semiconductor chips and costs associated with assembly, test and shipping of those products. This increase in the cost of sales is primarily attributable to costs relating to the increased sales of the Company's semiconductor products.

Research and Development ("R&D") Expenses

        Engineering and development expenses consisted primarily of salaries and related expenses in the design, development and technical support of the Company's products. These expenses increased to approximately $393,000 in the quarter ended March 31, 2002, compared to approximately $274,000 for the same period in 2001, an increase of 44%. A majority of this increase was related to increased staffing and use of third party consultants. Costs related to human resources for R & D increased to approximately $306,000 for the three-month period ended March 31, 2002 from approximately $245,000 for the three-month period ended March 31, 2001, an increase of approximately 25%. Third party consultants accounted for approximately $55,000 of the increase, up from approximately $400 for the three-month period ended March 31, 2001 to approximately $55,000 for the three-month period ended March 31, 2002. During the quarter ended March 31, 2002, the Company retained the services of chip design and PC board consultants to assist it with customer support and the development of future products. It is expected that these consultants will continue to support the Company in the future. In February 2002, the Company's Quality Assurance Consultant was converted to a part-time employee. This conversion should be reflected in a decrease in use of third party consultants in future quarters. During the period ended March 31, 2001, the Company had only minimally used third party consultants. The overall increase reflects the Company's expanded research and development activity as evidenced by the employment of fifteen engineers as of March 31, 2002, an increase of four from March 31, 2001. During the first quarter ended March 31, 2002, the Company released an improved version of its controller chip, the DDX-4100A, and released several reference design boards to support semiconductor product marketing. Due to the technical nature of the Company's products, engineering support is a critical part of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management intends to continue to make significant investments in the support and enhancement of the Company's current products, as well as the continued development of new products. The Company expects that engineering and development expenses will continue to increase in absolute dollars in future periods as the Company develops new products.

Selling, General and Administrative ("SG&A") Expenses

        Selling expenses consisted primarily of salaries and related expenses for personnel engaged in the marketing and sales of the Company's products, as well as costs related to trade shows, product literature, travel and other promotional support costs. General and administrative costs consisted primarily of executive and administrative salaries, professional fees and other associated corporate expenses. SG&A expenses increased to approximately $591,000 in the quarter ended March 31, 2002, compared with approximately $395,000 for the same period in 2001, an increase of approximately 49%. Human resources costs increased approximately 232% to approximately $222,000 for the three-month period ended March 31, 2002 from approximately $67,000 for the three-month period ended March 31, 2001. This increase reflects the Company's expansion of its Sales and Marketing activity as evidenced by the employment of three individuals in the Sales and Marketing Department as of March 31, 2002. In June of 2001, in order to supplement the Company's Sales and Marketing Department, the Company retained the services of a consultant to be the Director of Sales, increasing overall personnel in the Sales and Marketing Department to four. Expenses associated with this consultant accounted for approximately $21,000 for the three months ended March 31, 2002. Travel expense for the quarter ended March 31, 2002 was approximately $59,000, compared to approximately $43,000 for the same period last year, an increase of approximately $16,000 or 37%, primarily due to increased travel to the Far East primarily for customer support. Professional Expenses increased approximately $53,000 or 45% to approximately $170,000 for the three-month period ended March 31, 2002 from approximately $117,000 for the three-month period ended March 31, 2001. Legal and accounting expenses accounted for approximately $132,000 and $12,000 for the three-month period ended March 31, 2002 and 2001, respectively, as compared to approximately $80,000 and $1,000 for the three-month period ended March 31, 2001, respectively. This increase is partially attributable to the Company's SEC's compliance requirements since its relisting on the NASDAQ SmallCap Market during Fiscal 2001, as well as ongoing legal expenses associated with business development. The balance of the increase was due to increased operating expenses. We expect that selling, general and administrative expenses will increase in absolute dollars in future periods as the Company expands its sales channels, marketing efforts and administrative infrastructure.

Interest Income (Expense)

        Interest income, net of expense, includes income from the Company's cash and cash equivalents and from investments and expenses related to its financing activities. In the three-month period ended March 31, 2002, the Company generated net interest income of approximately $7,000, as compared to net interest income of approximately $15,000 for the three-month period ended March 31, 2001. The decrease in non-operating income over the three-month period ended March 31, 2002 was primarily due to lower interest rates on cash and short-term investments and use of funds during the three-month period ended March 31, 2002.

Net Loss

        The Company's net loss for the three-month period ended March 31, 2002 was approximately $769,000, or $.15 per basic and diluted common share, compared to a profit of approximately $861,000, or $.17 per basic and diluted common share, for the three-month period ended March 31, 2001. Revenue for the three-month period ended March 31, 2001 was due to the one-time payment under the Company's licensing agreement with STMicroelectronics.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal source of liquidity at March 31, 2002 consisted of approximately $1,274,000 in cash and short-term investments and no debt. This compares to approximately $2,387,000 in cash and cash equivalents at December 31, 2001. This decrease in cash was primarily due to financing the Company's activities, including a decrease in accounts payable as well as an increase in accounts receivable.

        Net cash used in operations during the three months ended March 31, 2002 was approximately $1,080,000 compared to approximately $495,000 provided by operations in the three months ended March 31, 2001. As of March 31, 2002, inventory was approximately $416,000 compared to inventory of approximately $28,000 as of March 31, 2001. Accounts receivable (net of allowance for doubtful accounts of $10,000) was approximately $404,000 at March 31, 2002, down from approximately $600,000 as of March 31, 2001. As of March 31, 2001 approximately $480,000 of the approximately $600,000 accounts receivable was due from STMicroelectronics as partial payment on the one time licensing fee. The Company increased its reserve against bad debt to $10,000 as of March 31, 2002 from $5,000 as of December 31, 2001. The Company believes this reserve is sufficient at this time.

        Net cash used in investing activities for the three-month period ended March 31, 2002 was approximately $33,000, compared to a net use of under $1,000 for the three-month period ended March 31, 2001. This increase was primarily due to increases in patent costs and capital expenditures required to further the Company's product development efforts.

        Net cash used in financing activities decreased to under $1,000 for the three-month period ended March 31, 2002 from approximately $5,900 for the three-month period ended March 31, 2001. During the three-month period ended March 31, 2002, the Company received $8,000 in cash from the exercise of options by two employees.

        The Company's Financial Statements set forth in Item 1 of this Quarterly Report on Form 10-QSB have been prepared assuming the Company will continue as a going concern. The Company believes that its current working capital should be sufficient to fund its capital and operational requirements at least through October 31, 2002. The continuance of the Company in the long term is dependent upon its ability to successfully develop and market its DDX digital amplifier technology and raise additional funds for such purposes. The Company is presently pursuing the raising of additional equity capital. There can be no assurance, however, that the Company will be able to raise the funds that it needs to continue its operations in the long term or that additional funds will be available to the Company on acceptable terms, if at all. The Financial Statements set forth in Item 1 hereof do not include any adjustments that might result from the outcome of this uncertainty.

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

        In August 2001, the Financial Accounting Standards Board issued Statement No. 144 (FAS 144), "Impairment of Long-Lived Assets". FAS No. 144 is required to be adopted in fiscal years beginning subsequent to December 15, 2001. FAS 144 requires, in cases where undiscounted expected cash flows associated with long-lived assets are less than their carrying value, the recognition of an impairment provision in an amount by which the carrying value exceeds the estimated fair market value of such assets. The adoption of FAS No. 144 will not have a material impact on the Company's results of operations or financial position.

CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND OUR COMMON STOCK PRICE

        There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-QSB. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RISKS RELATED TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR FUTURE PROSPECTS.

        We were incorporated in July 1987, but in 1995, we discontinued our loudspeaker business and refocused our business on digital amplifier technology development. We did not begin shipping products until 1999 and most of our products have only recently been introduced. Accordingly, we have limited historical financial information and operating history upon which you may evaluate us and our prospects. Our prospects must be considered in light of the risks, challenges and difficulties frequently encountered by companies in intensely competitive and rapidly evolving markets such as the digital audio system industry. We cannot be sure that we will be successful in addressing these risks and challenges.

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

        As of March 31, 2002, we had an accumulated deficit of approximately $10.9 million. We incurred net losses of approximately $769,000 for the quarter ended March 31, 2002, $895,000 for the year ended December 31, 2001, $1.9 million in 2000 and $1.1 million in 1998. We expect to continue to incur net losses and these losses may be substantial. Furthermore, we expect to generate significant negative cash flow in the future. We will need to generate substantial revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve profitability will depend on a number of factors, many of which are described throughout this risk factor section. If we are unable to achieve or maintain profitability, we will be unable to build a sustainable business. In this event, our share price would likely decline.

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

        During the quarter ended March 31, 2002, the Company derived approximately 87% of its total revenues from two customers. The loss of any of the company's customers would have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to try to diversify its customer base in the coming months in order to reduce its dependence on a small number of customers. The Company may not be able to succeed in these efforts.

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

        The life cycle of the technology and any future products developed by us may be limited by the emergence of new products and technologies, changes in consumer preferences and other factors. Our future performance will depend on our ability to consistently:

  •
  identify emerging technological trends in our market;

  •
  identify changing consumer requirements;

  •
  develop or maintain competitive technology, including new product offerings;

  •
  improve the performance, features and reliability of our products, particularly in response to technological change and competitive offerings;

  •
  bring technology to market quickly at cost-effective prices; and

  •
  protect our intellectual property.

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

WE MAY REQUIRE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND RESEARCH AND DEVELOPMENT.

        Because we have historically had losses and only a limited amount of cash has been generated from operations, we have funded our operating activities to date primarily from the sale of securities. We will likely require additional capital in the future, which may be in the form of additional sales of securities. The additional capital may not be readily available to us on favorable terms, if at all. The sale of securities will result in dilution to our current stockholders' ownership in the Company.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE

        We have experienced fluctuations in our quarterly operating results in the past and it is likely that these fluctuations will continue in the future. These fluctuations are caused by many factors, including, but not limited to:

  •
  availability and pricing from our suppliers;

  •
  changes in the demand for our products by customers;

  •
  introductions or enhancements of products, or delays in the introductions or enhancements of products, by us or our competitors;

  •
  rate and success of new customer development;

  •
  changes in our pricing policies or those of our competitors;

  •
  success in attracting, retaining and motivating qualified personnel; and

  •
  changes in general economic conditions.

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

WE DO NOT HAVE MANUFACTURING CAPABILITIES, AND AS A RESULT, WE RELY ON OUTSIDE FOUNDRIES TO MANUFACTURE OUR SEMICONDUCTOR PRODUCTS.

        We have no manufacturing capabilities, nor do we have plans to establish any such capabilities. Accordingly, we utilize outside semiconductor foundries to manufacture our semiconductor products. There are significant risks associated with our reliance on these foundries that can adversely affect our business, operating results and financial condition. These risks include:

  •
  the ability to maintain foundry relationships, the failure of which could result in significant delays in product introduction due to the time necessary to establish new relationships

  •
  the loss of foundry priority that may result in limiting our ability to obtain products on schedule

  •
  limited control over product quality that could result in product returns and the loss of customers

  •
  inability to control manufacturing yield that could increase production costs, thereby reducing sales potential and operating margins, and

  •
  lack of access or control over new process and manufacturing technologies to maintain product competitiveness in the market.

OUR PRODUCTS USE NEW TECHNOLOGY AND MAY HAVE MANUFACTURING DEFECTS OR OTHER CHARACTERISTICS THAT ARE ONLY DETECTED AFTER INSTALLATION IN CUSTOMER APPLICATIONS, WHICH MAY HARM OUR BUSINESS.

        Our products are based on recently developed technology and are manufactured using state-of-the-art manufacturing processes. Our approach to product qualification and testing may not fully evaluate or identify product characteristics or defects that could adversely affect the product's ability to operate in the intended application. If such defects or characteristics are discovered after installation, product revenue might be significantly delayed and our ability to maintain existing customers and to retain new customers may be seriously affected.

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

        Irrespective of the validity or successful assertion of various claims of infringement, misappropriation or misuse of other parties' proprietary rights, we would likely incur significant costs and diversion of our management and personnel resources with respect to the defense of such claims, which could seriously harm our business. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. We cannot be sure that under such circumstances a license would be available on commercially reasonable terms, if at all. Moreover, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non- disclosure of such intellectual property. We cannot be sure that the steps taken by us to prevent our, or our customers', misappropriation or infringement of the intellectual property will be successful.

RISKS RELATING TO OUR COMMON STOCK

MARKET FLUCTUATIONS COULD NEGATIVELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

        The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. We expect that the market price of our Common Stock will fluctuate as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our Common Stock is low. In addition, due to the technology-intensive nature of our business, the market price for our Common Stock may rise and fall in response to various factors including:

  •
  announcements of technological innovations or new products, or competitive developments;

  •
  changes in earnings estimates or investment recommendations by securities analysts;

  •
  investor perceptions and expectations regarding our or our competitors' products;

  •
  acquisitions or strategic alliances by us or our competitors; and

  •
  the gain or loss of a significant customer or order.

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

        As of March 31, 2002, our executive officers and directors owned approximately fifty-nine percent (58.99%) of the outstanding shares of Common Stock of the Company. Accordingly, such persons have sufficient voting power to control the outcome of matters that are put to a stockholder vote, including the election of a majority of the board of directors, and any merger, consolidation or sale of all or substantially all of our assets, and also have control over our management and affairs. As a result of such voting power, these stockholders will be able to control the outcome of corporate actions, including proxy contests, mergers involving us, tender offers, open market purchase programs or other purchases of Common Stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock. This concentration of ownership could also adversely affect our stock's market price.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        Not applicable.

ITEM 2—CHANGES IN SECURITIES

        During the three months ended March 31, 2002, 15,000 shares of the Company's Common Stock were issued as a result of the exercise of certain options pursuant to the 1997 Employee, Director and Consultant Stock Option Plan (the "Plan"). The average exercise price was $0.53 per share.

        In February 2002, the Company granted options to an employee to purchase up to 1,500 shares of the Company's Common Stock at an exercise price of $11.60 per share, under the Plan.

        On March 4, 2002, the Company granted options to employees to purchase up to an aggregate of 103,000 shares of the Company's Common Stock at an exercise price of $11.80 per share, under the Plan.

        In March 2002, the Board of Directors, subject to stockholder approval, authorized an increase in shares available under the Plan from 1,050,000 to 1,550,000 shares.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5—OTHER INFORMATION

        None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

  See Exhibit Index

  (b)
  Reports on Form 8-K:

  There were no reports on Form 8-K filed in the three months ended March 31, 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.
Date: May 14, 2002	By:	/s/ HERBERT M. STEIN Name: Herbert M. Stein Title: President and Chief Executive Officer
Date: May 14, 2002	By:	/s/ DAVID SPIEGEL Name: David Spiegel Title: Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Development Agreement, dated March 19, 2002, between STMicroelectronics, NV and Apogee Technology, Inc.

*
Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

QuickLinks

APOGEE TECHNOLOGY, INC. INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2002
APOGEE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS
APOGEE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
APOGEE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
APOGEE TECHNOLOGY, INC. AND SUBSIDIARY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002 AND 2001
RISKS RELATED TO OUR BUSINESS
RISKS RELATED TO OUR INTELLECTUAL PROPERTY
RISKS RELATING TO OUR COMMON STOCK
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX