Form 10-Q
period 2002-06-30
APOGEE TECHNOLOGY INC
filed 2002-08-14
CIK 823876

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 12, 2002, there were 5,232,251 shares of Common Stock, $.01 par value per share, outstanding.

        Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
QUARTER ENDED JUNE 30, 2002

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2002	DECEMBER 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$844,852	$2,387,178
Accounts receivable, net of allowance for doubtful accounts of $15,000 in 2002 and $5,000 in 2001	1,383,759	232,555
Inventories	297,720	420,047
Prepaid expenses	44,880	51,870

Total current assets	2,571,211	3,091,650

Property and equipment, net of accumulated depreciation of $259,019 in 2002 and $217,491 in 2001	152,724	177,650

Other assets
Digital amplifier patents, net of accumulated amortization of $75,371 in 2002 and $68,157 in 2001	81,602	55,451

	$2,805,537	$3,324,751

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$974,429	$529,709
Current maturities of capital lease obligations	25,166	33,128

Total current liabilities	999,595	562,837
Capitalized lease obligations—net of current maturities	10,081	19,976

Total liabilities	1,009,676	582,813

Stockholders' equity
Common stock, $.01 par value; 20,000,000 shares authorized, 5,242,251 and 5,213,051 issued and outstanding in 2002 and 2001, respectively	52,422	52,130
Additional paid-in capital	12,831,706	12,799,146
Accumulated deficit	(11,088,267)	(10,109,338)

Total stockholders' equity	1,795,861	2,741,938

	$2,805,537	$3,324,751

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001
Revenues
Product sales	$1,059,452	$18,539	$1,345,501	$31,079
License fee	—	—	—	1,420,000
Royalties	278,969	62,500	400,934	125,000
Consulting	26,471	27,000	39,871	52,000

	1,364,892	108,039	1,786,306	1,628,079

Costs and expenses
Product sales	705,586	15,283	918,243	20,271
Research and development	405,627	253,882	798,839	532,269
Selling, general and administrative	470,799	431,831	1,062,445	822,397

	1,582,012	700,996	2,779,527	1,374,937

(Loss) income before other income (expense)	(217,120)	(592,957)	(993,221)	253,142
Other income (expense)
Interest expense	(1,628)	(2,842)	(3,714)	(6,000)
Interest income	8,816	15,226	18,006	33,459

	7,188	12,384	14,292	27,459

Net (loss) income	(209,932)	(580,573)	(978,929)	280,601
Accumulated deficit—beginning	(10,878,335)	(8,353,578)	(10,109,338)	(9,214,752)

Accumulated deficit—ending	$(11,088,267)	$(8,934,151)	$(11,088,267)	$(8,934,151)

Basic and diluted (loss) income per common share	$(0.04)	$(0.12)	$(0.19)	$0.06

Weighted average common shares outstanding—basic and diluted	5,241,229	4,986,019	5,232,577	4,983,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2002	2001
Cash flows from operations
Net (loss) income	$(978,929)	$280,601
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for doubtful accounts	10,000	25,000
Depreciation and amortization	48,742	46,724
Changes in operating assets and liabilities:
Accounts receivable	(1,161,204)	(73,421)
Inventories	122,327	(101,386)
Prepaid expenses	6,990	87,396
Accounts payable and accrued expenses	444,720	18,963
Deferred revenue	—	128,000

Net cash (used in) provided by operating activities	(1,507,354)	411,877

Cash flows from investing activities
Purchases of property and equipment	(16,603)	(36,200)
Patent costs	(33,364)	(16,732)

Net cash used in investing activities	(49,967)	(52,932)

Cash flows from financing activities
Proceeds from issuances of common stock	32,852	8,300
Repayment of capital lease obligations	(17,857)	(12,161)

Net cash provided by (used in) financing activities	14,995	(3,861)

(Decrease) increase in cash and cash equivalents	(1,542,326)	355,084
Cash and cash equivalents—beginning	2,387,178	1,131,246

Cash and cash equivalents—ending	$844,852	$1,486,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 AND 2001

1.    Basis of Presentation

        The condensed consolidated interim financial statements have been prepared in accordance with the requirements of Regulation S-B and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2001.

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

        The Company is engaged in the development, design and marketing of digital amplifier technology and related sales of semi-conductor chips. The Company is presently focused on computer based audio and entertainment media applications derived from its all-digital amplifier design trademarked as Direct Digital Amplification (DDX®).

        The accompanying 2002 financial statements and the accompanying condensed consolidated balance sheet at December 31, 2001 have been prepared assuming the Company will continue as a going concern. Because the Company has had recurring losses, there is substantial doubt as to the Company's ability to continue as a going concern. The Company believes that its current working capital should be sufficient to fund its capital and operational requirements at least through December 31, 2002. The Company plans to raise additional capital to further commercialize its digital amplifier (DDX) technology. The viability of the Company is dependent upon its ability to further develop and market its DDX technology applications and raise sufficient funds for such purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows at period end:

	June 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$28,107	$27,484
Work in process	—	14,779
Finished goods	269,613	377,784

	$297,720	$420,047

3.    Stock Transactions

        During the three months ended June 30, 2002, 6,200 shares of common stock were issued as a result of exercised stock options. The average exercise price was $.78 per share.

        The Company also issued 8,000 shares of common stock as a result of exercised warrants during the quarter. The exercise price was $2.50 per share.

4.    Stock Options

        During the three months ended June 30, 2002 the Board of Directors awarded options to purchase 107,000 shares at prices ranging from $11.00 to $12.45 per share, to certain employees and directors. These options were granted under the 1997 Employee, Director and Consultant Incentive Stock Option Plan. The options vest over five years beginning at the first anniversary of the date of grant.

5.    License Agreement

        In February 2001, the Company entered into a license agreement with STMicroelectronics NV ("ST") of the Netherlands. The agreement calls for ST to use certain intellectual property rights owned or controlled by the Company to commercialize and sell related products utilizing such technology. In consideration for this license, ST paid to the Company a one time license fee of $1.6 million in cash and a $400,000 credit for future design services. The Company will also receive royalties based on certain formulas, as defined in the agreement. This agreement has no expiration date; however, either party may cancel the agreement upon advance notice as defined in the agreement. The $400,000 credit portion of the license fee is associated with future development activities of the Company and will not be recognized in income before the future development activities occur. When the $400,000 amount is recognized in income, it will simultaneously be charged to research and development costs.

6.    Customer Concentration

        During the three-month period ending June 30, 2002 approximately 87% of the Company's product sales was derived from three customers.

        Four of the Company's major customers accounted for approximately 90% of the total accounts receivable balance at June 30, 2002.

7.    Litigation

        On February 19, 2002, Acoustic Technology, Inc. ("ATI") filed a complaint in the Superior Court of Suffolk County, Massachusetts, against Mr. Tak Ping Tsui, a former employee of ATI and a current employee of the Company, in which the Company was also named a defendant. The complaint alleges that the Company interfered with ATI's noncompete agreement with Mr. Tsui and violated the Massachusetts statutes on unfair and deceptive trade practices and trade secrets by hiring Mr. Tsui. ATI has claimed $1,000,000 in damages from Mr. Tsui and the Company. On February 26, 2002, the Suffolk County Superior Court denied, without prejudice, ATI's motion for a preliminary injunction seeking to stop the Company from continuing to employ Mr. Tsui and to require the Company to provide information regarding Mr. Tsui's employment by the Company. On July 2, 2002, the Suffolk County Superior Court further dismissed the misrepresentation claim against Mr. Tsui. Finally on August 7, 2002, the counsel for ATI served a motion seeking to withdraw his representation of ATI in this matter. The Company intends to defend vigorously the claims against it in this matter. Further, the Company has brought a counterclaim against ATI for unfair and deceptive trade practices and unfair methods of competition.

8.    Summary of Quarterly Operating Data

        Below is a summary of quarterly operating data. Any trends reflected by the following table may not be indicative of future results.

	2002
	Three month periods ended
			Six month period ended June 30,
	March 31,	June 30,
Revenues	$421,414	$1,364,892	$1,786,306
Cost and expenses	1,197,515	1,582,012	2,779,527
Other income	7,104	7,188	14,292
Net loss	(768,997)	(209,932)	(978,929)
Basic and common diluted loss per common share	(0.15)	(0.04)	(0.19)
	2001
	Three month periods ended
			Six month period ended June 30,
	March 31,	June 30,
Revenues	$1,520,040	$108,039	$1,628,079
Cost and expenses	673,941	700,996	1,374,937
Other income	15,075	12,384	27,459
Net income (loss)	861,174	(580,573)	280,601
Basic and common diluted income
(loss) per common share	0.17	(0.12)	0.06

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        The following Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations for the three and six month periods ended June 30, 2002 and June 30, 2001 should be read in conjunction with the Company's Financial Statements and the related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price" as well as other factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Company does not intend to update any such forward-looking statements.

INTRODUCTION

        The Company designs, develops and markets semiconductor products, or integrated circuits (ICs), that incorporate the company's patented Direct Digital Amplification (DDX®) technology. DDX-based IC products are intended for a range of audio applications including home theater systems, powered speakers, car audio, commercial audio, and PC multi-media. Under a licensing agreement with STMicroelectronics NV (ST), the Company is developing and providing intellectual property to be used in royalty bearing products produced by ST. In addition, the Company is working under a development agreement with ST to develop and market new semiconductor products that leverage Apogee's DDX technology and ST's intellectual property and semiconductor design, development and manufacturing capability. ST is currently shipping four royalty bearing DDX-based semiconductor products. The Company has developed and is marketing six different DDX-based semiconductor products and has additional products in development. The Company markets DDX products using a worldwide network of direct sales staff, independent sales representatives and distributors. The Company generates revenue from the sale of DDX-based semiconductor products and evaluation boards. The Company has incurred a net loss of approximately $979,000 for the six months ended June 30, 2002, as compared to a net profit of approximately $281,000 for the six months ended June 30, 2001. The net profit for the six month period ended June 30, 2001 was as result of the one-time, initial fee paid in connection with the Company's licensing agreement with ST. As of June 30, 2002, the Company had an accumulated deficit of approximately $11.1 million, as compared to a deficit of approximately $10.1 million as of December 31, 2001. Of this accumulated deficit, approximately $4 million was attributable to the Company's now defunct loudspeaker business, which it discontinued in 1994. The Company's historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with the Company's efforts to develop and market its DDX technology.

        As of June 30, 2002, the Company had 24 employees, up from 22 as of March 31, 2002 and December 31, 2001, and up from 17 employees as of June 30, 2001.

        During the three-month period ended June 30, 2002, three customers represented, in the aggregate, approximately 87% of total revenue. The Company utilizes a network of independent sales representatives and distributors worldwide to support the Company's sales and marketing activities. During the second quarter ended June 30, 2002, the Company opened a sales office in Hong Kong and retained a sales representative for South America.

SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data for the three- and six-month periods ended June 30, 2002 and June 30, 2001 have been derived from the Company's financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the three-month period ended June 30,		For the six-month period ended June 30,
	2002	2001	2002	2001
Statement of Operations Data:
Revenue	$1,364,892	$108,039	$1,786,306	$1,628,079
Cost and expenses	1,582,012	700,996	2,779,527	1,374,937
Other income (expense)	7,188	12,384	14,292	27,459
Net Loss	$(209,932)	$(580,573)	$(978,929)	$280,601
Shares Outstanding			5,242,251	4,994,623
Balance Sheet Data:
Total assets			$2,805,537	$1,951,263
Stockholders' equity			$1,795,861	$1,486,292
Loss per share (basic and diluted)	$(0.04)	$(0.12)	$(0.19)	$0.06

RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

Revenues

        Revenues were approximately $1.4 million and $1.8 million for the three months and six months ended June 30, 2002 compared to approximately $108,000 and $1.6 million for the same periods in 2001. Revenue for the three and six months ended June 30, 2001 primarily consisted of the one-time, initial fee paid in connection with the Company's licensing agreement with ST. Year-to-date this represents an increase of 10% over the six month period ended June 30, 2001. The increase in the three and six months ended June 30, 2002 from the same periods in 2001 was primarily due to increased sales of Apogee's semiconductor products and increased royalties under the Licensing Agreement with ST. During the six months and three months ended June 30, 2002, revenue consisted of product sales, royalties and consulting fees. Revenues from the sale of its products, consisting of DDX evaluation boards and semiconductor ICs, increased by approximately $1.1 million to $1.1 million from $18,500 for the three-month period ended June 30, 2002 compared to the three-month period ended June 30, 2001, and by approximately $1.3 million to $1.3 million from $31,000 for the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001. This increase in Product Revenue was primarily due to growth in the sales of the Company's semiconductor products. Revenue from non-product related items accounted for approximately 22% and 25% of total revenue for the three and six months ended June 30, 2002, compared to revenue for non-product related items of approximately 83% and 98% of total revenue for the same periods in 2001. During the three months and six months ended June 30, 2002, the Company recorded net royalty payments under the ST agreement of approximately $279,000 and $401,000, compared to royalty payments of $62,500 and $125,000 for the same periods in 2001, representing a increase of 346% and 221% for the respective periods.

Cost of Revenue

        Cost of revenue was approximately $705,000 and $918,000 for the three months and six months ended June 30, 2002 compared to approximately $15,000 and $20,000 for the same periods in 2001. Cost of Revenue includes cost of purchasing finished semiconductor chips and costs associated with assembly, test and shipping of those products. This increase in the cost of revenue is primarily attributable to costs relating to increased sales of the Company's semiconductor products. The Company anticipates that the cost of revenue will continue to increase in dollar amounts as the Company supports expected increases in sales. For the three months and six months ended June 30, 2002, the Company recorded a gross profit on product sales of 33% and 32%, respectively. Since revenue for the three months and six months ended June 30, 2001 primarily consisted of the one-time license fee paid by STMicroelectronics, gross profit on product sales was not calculated.

Research and Development ("R&D") Expenses

        Engineering and development expenses consisted primarily of salaries and related expenses in the design, development and technical support of the Company's products. Research and development expenses increased to approximately $406,000 and $799,000 for the three months and six months ended June 30, 2002, compared to approximately $254,000 and $532,000 for the same periods in 2001. This increase of approximately 60% and 50%, respectively, was related to increased staffing and use of third party consultants to assist with the design of PC Boards to support the Company's customers and potential customers. Costs related to human resources for R&D increased to approximately $312,000 and $618,000 from $226,000 and $472,000 for the three months and six months ended June 30, 2002, an increase of approximately 38% and 31%, respectively. For the three months and six months ended June 30, 2002, third party consultants accounted for approximately $54,000 and $109,000 of total research and development costs.    During the three months and six months ended June 30, 2001, the Company had only minimally used third party consultants. The overall increase reflects the Company's expanded research and development activity as evidenced by the employment of seventeen employees as of June 30, 2002, an increase of two from the prior quarter and five from June 30, 2001. During the three months ended June 30, 2002, the Company released an improved version of its controller chip, the DDX-8000, and several reference design boards to support semiconductor product marketing. Due to the technical nature of the Company's products, engineering and design support are critical parts of the Company's strategy during both the development of its products and the support of its customers from product design through deployment into the market. Management anticipates that it will continue to commit resources to research, development and design activities. It expects these expenses to increase, but to decline as a percentage of revenue.

Selling, General and Administrative ("SG&A") Expenses

        Selling expenses consisted primarily of salaries and related expenses for personnel engaged in the marketing and sales of the Company's products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses included costs related to operation of the Hong Kong sales office, opened in April 2002. General and administrative costs consisted primarily of executive and administrative salaries, professional fees and other associated corporate expenses. SG&A expenses were approximately $471,000 and $1,062,000 for the three and six months ended June 30, 2002 compared to $432,000 and $822,000 for the same periods in 2001, an increase of approximately 9% and 29%, respectively. Human resource costs increased approximately 55% and 132% to approximately $135,000 and $357,000 during the three months and six months ended June 30, 2002 compared to $87,000 and $154,000 during the same periods in 2001. This increase is primarily due to higher compensation associated with additional employees. The overall increase reflects the Company's expansion of its sales and marketing activity as evidenced by the establishment of a sales office in Hong Kong and the hiring of three employees to support the Hong Kong operations during the second quarter of 2002. In addition, the company utilizes a sales consultant based in Taiwan to support the sales effort in the Far East. Travel expense for the three months and six months ended June 30, 2002 were approximately $59,000 and $118,000, compared to approximately $31,000 and $74,000 for the same period last year, an increase of approximately $28,000 or 91% and $44,000 or 59% over the same periods in 2001.This increase was primarily due to increased travel to the Far East predominantly for customer design and support. Professional expenses decreased approximately $100,000 or 55% and $47,000 or 16% for the three months and six months ended June 30, 2002 to approximately $83,000 and $253,000 from approximately $183,000 and $300,000 for the three months and six months ended June 30, 2001. For the three months and six months ended June 30, 2002, combined legal and accounting expenses accounted for approximately $49,000 and $194,000, compared to $167,000 and $248,000 for the three months and six months ended June 30, 2001, a decrease of 71% and 22%, respectively. This decrease in both the three months and six months was partially attributable to the Company's completion of relisting on the NASDAQ SmallCap Market during Fiscal 2001. We expect that selling, general and administrative expenses will increase in absolute dollars in future periods as the Company expands its sales channels, marketing efforts and administrative infrastructure, but to decline as a percentage of revenue.

Interest Income (Expense)

        Interest income, net of expense, includes income from the Company's cash and cash equivalents and from investments and expenses related to its financing activities. During the three months and six months ended June 30, 2002, the Company generated net interest income of approximately $7,000 and $14,000 compared to net interest income of approximately $12,000 and $27,000 during the same periods in 2001. The decrease in non-operating income over the three-month and six-month periods ended June 30, 2002 was primarily due to use of funds and lower interest rates on cash and short-term investments.

Net Loss

        The Company's net loss for the three months and six months ended June 30, 2002 was approximately $210,000, or $.04 per basic and diluted common share and $979,000, or $.19 per basic and diluted common share, respectively, compared to a loss of approximately $581,000, or $.12 per basic and diluted common share and a net profit of $281,000 or $.06 per basic and diluted common share, respectively for the three and six month period ended June 30, 2001. The net profit for the six month period ended June 30, 2001 was as result of the one-time, initial fee paid in connection with the Company's licensing agreement with ST.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal source of liquidity at June 30, 2002 consisted of approximately $845,000 in cash and short-term investments and no debt. This compares to approximately $2,387,000 in cash and cash equivalents at December 31, 2001. This decrease in cash was due to the working capital requirements of the Company.

        Net cash used in operations during the six month period ended June 30, 2002 was approximately $1,507,000 compared to approximately $412,000 provided by operations in the six month period ended June 30, 2001. As of June 30, 2002, inventory was approximately $298,000 compared to inventory of approximately $101,000 as of June 30, 2001. Accounts receivable (net of allowance for doubtful accounts of $15,000) was approximately $1,384,000 at June 30, 2002, up from approximately $103,000 as of June 30, 2001. This increase in accounts receivable was primarily due to increased shipments of the Company's semiconductor products during the second quarter of 2002. As of June 30, 2002, four major customers accounted for approximately 90% of the total accounts receivable balance. The Company increased its reserve against bad debt to $15,000 as of June 30, 2002 from $5,000 as of December 31, 2001. The Company believes this reserve is sufficient at this time as a majority of the large receivables are secured by letters of credit.

        Net cash used in investing activities for the six months ended June 30, 2002 was approximately $50,000, compared to approximately $53,000 for the six months ended June 30, 2001. This decrease was due to decreased capital spending.

        Net cash provided by financing activities totaled approximately $15,000, compared to approximately $4,000 used in financing during the same period in 2001. During the six-month period ended June 30,

2002, the Company received approximately $33,000 in cash from the exercise of options by three employees and the exercise of warrants by one investor.

        The Company's Financial Statements set forth in Item 1 of this Quarterly Report on Form 10-QSB have been prepared assuming the Company will continue as a going concern. The Company believes that its current working capital should be sufficient to fund its capital and operational requirements at least through December 31, 2002. The continuance of the Company in the long term is dependent upon its ability to successfully develop and market its DDX digital amplifier technology and raise additional funds for such purposes. The Company is presently pursuing the raising of additional equity capital. There can be no assurance, however, that the Company will be able to raise the funds that it needs to continue its operations in the long term or that additional funds will be available to the Company on acceptable terms, if at all. The Financial Statements set forth in Item 1 hereof do not include any adjustments that might result from the outcome of this uncertainty.

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

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets". FAS No. 142 is required to be adopted in fiscal years beginning subsequent to December 15, 2001. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the statement. The adoption of FAS No. 142 did not have a material impact on the Company's results of operations or financial position.

        In August 2001, the Financial Accounting Standards Board issued Statement No. 144 (FAS 144), "Impairment of Long-Lived Assets". FAS No. 144 is required to be adopted in fiscal years beginning subsequent to December 15, 2001. FAS 144 requires, in cases where undiscounted expected cash flows associated with long-lived assets are less than their carrying value, the recognition of an impairment provision in an amount by which the carrying value exceeds the estimated fair market value of such assets. The adoption of FAS No. 144 did not have a material impact on the Company's results of operations or financial position.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

        As of June 30, 2002, we had an accumulated deficit of approximately $11.1 million. Of this deficit, approximately $4 million was generated by the Company's former loudspeaker subsidiary, Apogee Acoustics, Inc. which discontinued operations in 1994. We incurred net losses of approximately $979,000 for the six months ended June 30, 2002, $895,000 for the year ended December 31, 2001, $1.9 million in 2000 and $1.1 million in 1999. We may continue to incur net losses and generate negative cash flow in the future. We will need to continue to generate revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section. If we are unable to achieve or maintain profitability, our share price would likely decline.

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

        During the six months ended June 30, 2002, the Company derived approximately 87% of its total revenues from three customers. The loss of any of the company's customers would have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to diversify its customer base in the coming months in order to reduce its dependence on a small number of customers. The Company may not be able to succeed in these efforts.

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

        The life cycle of the technology and any future products developed by us may be limited by the emergence of new products and technologies, changes in consumer preferences and other factors. Our future performance will depend on our ability to consistently:

  •
  identify emerging technological trends in our market

  •
  identify changing consumer requirements

  •
  develop or maintain competitive technology, including new product offerings

  •
  improve the performance, features and reliability of our products, particularly in response to technological change and competitive offerings

  •
  bring technology to market quickly at cost-effective prices, and

  •
  protect our intellectual property.

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

OUR ABILITY TO ACHIEVE SUSTAINED REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO MAINTAIN OUR EXISTING LICENSING RELATIONSHIPS.

        Part of our business strategy is to expand our licensing activities with ST and to enter into licensing relationships with other companies in order to offer products to a larger customer base than could be reached through our own development and marketing efforts. We believe that such relationships can accelerate market penetration of our products and technologies, while limiting our manufacturing exposure and sales and marketing costs. However, there can be no assurance that we will be able to expand or maintain our existing licensing relationships or establish new licensing relationships on commercially reasonable terms, if at all. Any future inability by us to maintain our licensing relationships or to enter into additional licensing relationships, or the failure of one or more of our licensing relationships to contribute to the development and maintenance of a market for our products, could have a material adverse effect on our business, operating results and financial condition.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE

        We have experienced fluctuations in our quarterly operating results in the past and it is likely that these fluctuations will continue in the future. These fluctuations are caused by many factors, including, but not limited to:

        — availability and pricing from our suppliers;

        — changes in the demand for our products by customers;

        — introductions or enhancements of products, or delays in the introductions or enhancements of products, by us or our competitors;

        — rate and success of new customer development;

        — changes in our pricing policies or those of our competitors;

        — success in attracting, retaining and motivating qualified personnel; and

        — changes in general economic conditions.

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

        As of June 30, 2002 our executive officers and directors owned approximately fifty-eight percent (58.13%) of the outstanding shares of Common Stock of the Company. Accordingly, such persons have sufficient voting power to control the outcome of matters that are put to a stockholder vote, including the election of a majority of the board of directors, and any merger, consolidation or sale of all or substantially all of our assets, and also have control over our management and affairs. As a result of such voting power, these stockholders will be able to control the outcome of corporate actions, including proxy contests, mergers involving us, tender offers, open market purchase programs or other purchases of Common Stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock. This concentration of ownership could also adversely affect our stock's market price.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        Not applicable.

ITEM 2—CHANGES IN SECURITIES

        During the three months ended June 30, 2002, 6,200 shares of the Company's Common Stock were issued as a result of the exercise of certain options pursuant to the 1997 Employee, Director and Consultant Stock Option Plan (the "Plan"). The average exercise price was $0.78 per share.

        In April 2002, 8,000 shares of Common Stock were issued to an investor as a result of the exercise of warrants issued pursuant to a Stock Subscription Agreement in a private placement dated January 25, 2000. Exercise price for these shares was $2.50 per share. The exemption from registration relied upon was Section 4(2) of the Securities Act of 1933, as amended.

        On April 1, 2002, the Company granted options to an employee to purchase up to 12,000 shares of the Company's Common Stock at an exercise price of $11.05 per share, under the Plan.

        On April 3, 2002, the Company granted options to an employee to purchase up to 50,000 shares of the Company's Common Stock at an exercise price of $11.00 per share, under the Plan.

        On May 1, 2002, the Company granted options to an employee to purchase up to 10,000 shares of the Company's Common Stock at an exercise price of $12.45 per share, under the Plan.

        On May 10, 2002, the Company granted options to three directors to purchase up to 10,000 each of shares of the Company's Common Stock at an exercise price of $12.44 per share, under the Plan.

        On June 10, 2002, the Company granted options to an employee to purchase up to 5,000 shares of the Company's Common Stock at an exercise price of $11.55 per share, under the Plan.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company was held on May 10, 2002. The following matters were voted upon:

  (1)
  Mr. Alan Tuck was elected by more than a majority to serve as a Director of the Company to hold office until the annual meeting of the Corporation in 2005.

  (2)
  The shareholders approved an increase in the aggregate number of shares for which stock options may be granted under the Plan from 1,050,000 to 1,550,000 shares. This proposal was approved with 3,796,261 votes for the proposal, 7,185 votes against the proposal, no abstentions and 761,453 broker non-votes.

  (3)
  The shareholders ratified the appointment of Yohalem Gillman & Company, LLP as independent public accountants for the Company. This proposal was approved with 4,559,008 votes for the proposal, 2,490 votes against the proposal, and 3,400 abstentions and no broker non-votes.

ITEM 5—OTHER INFORMATION

        None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

          See Exhibit Index

  (b)
  Reports on Form 8-K:

          There were no reports on Form 8-K filed in the three months ended June 30, 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.
Date: August 14, 2002	By:	/s/ HERBERT M. STEIN
Name: Herbert M. Stein Title: President and Chief Executive Officer
Date: August 14, 2002	By:	/s/ DAVID SPIEGEL
Name: David Spiegel Title: Treasurer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

APOGEE TECHNOLOGY, INC. INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2002
APOGEE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEETS
APOGEE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
APOGEE TECHNOLOGY, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2002 AND 2001
  1. Basis of Presentation
  2. Inventories
  3. Stock Transactions
  4. Stock Options
  5. License Agreement
  6. Customer Concentration
  7. Litigation
  8. Summary of Quarterly Operating Data
RISKS RELATED TO OUR BUSINESS
RISKS RELATED TO OUR INTELLECTUAL PROPERTY
RISKS RELATING TO OUR COMMON STOCK
PART II—OTHER INFORMATION
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 2—CHANGES IN SECURITIES
  ITEM 3—DEFAULTS UPON SENIOR SECURITIES
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX