Form 10QSB
period 2002-09-30
APOGEE TECHNOLOGY INC
filed 2002-11-14
CIK 823876

Use these links to rapidly review the document
APOGEE TECHNOLOGY, INC. INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 0002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-30656

APOGEE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3005815 (IRS Employer Identification No.)
129 MORGAN DRIVE, NORWOOD, MASSACHUSETTS (Address of principal executive offices)	02062 (zip code)
(781) 551-9450 (Issuer's telephone number, including area code)
NOT APPLICABLE (Former name, former address and former fiscal year, if changed since last report)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 12, 2002, there were 5,258,710 shares of Common Stock, $.01 par value per share, outstanding.

        Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
QUARTER ENDED SEPTEMBER 30, 2002

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2002	DECEMBER 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$636,574	$2,387,178
Accounts receivable, net of allowance for doubtful accounts of $20,000 in 2002 and $5,000 in 2001	1,735,644	232,555
Inventories	151,828	420,047
Prepaid expenses	39,030	51,870

Total current assets	2,563,076	3,091,650

Property and equipment, net of accumulated depreciation of $280,242 in 2002 and $217,491 in 2001	133,519	177,650

Other assets
Digital amplifier patents, net of accumulated amortization of $79,680 in 2002 and $68,157 in 2001	85,957	55,451

	$2,782,552	$3,324,751

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$947,453	$529,709
Current maturities of capital lease obligations	20,673	33,128

Total current liabilities	968,126	562,837
Capitalized lease obligations—net of current maturities	4,920	19,976

Total Liabilities	973,046	582,813

Stockholders' equity
Common stock, $.01 par value; 20,000,000 shares authorized, 5,232,251 and 5,213,051 issued and outstanding in 2002 and 2001, respectively	52,322	52,130
Additional paid-in capital	12,826,306	12,799,146
Accumulated deficit	(11,069,122)	(10,109,338)

Total stockholders' equity	1,809,506	2,741,938

	$2,782,552	$3,324,751

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001	2002	2001
Revenues
Product sales	$1,024,639	$116,194	$2,370,140	$147,273
License fee	—	—	—	1,420,000
Royalties	492,576	62,500	893,510	187,500
Consulting	113,000	—	152,871	52,000

	1,630,215	178,694	3,416,521	1,806,773

Costs and expenses
Product sales	720,310	97,486	1,638,553	117,757
Research and development	483,165	284,850	1,282,004	817,119
Selling, general and administrative	412,098	299,746	1,474,543	1,122,143

	1,615,573	682,082	4,395,100	2,057,019

Income (loss) before other income (expense)	14,642	(503,388)	(978,579)	(250,246)
Other income (expense)
Interest expense	(1,131)	(2,911)	(4,846)	(8,911)
Interest income	5,634	14,802	23,641	48,261

	4,503	11,891	18,795	39,350

Net income (loss)	19,145	(491,497)	(959,784)	(210,896)
Accumulated deficit—beginning	(11,088,267)	(8,934,151)	(10,109,338)	(9,214,752)

Accumulated deficit—ending	$(11,069,122)	$(9,425,648)	$(11,069,122)	$(9,425,648)

Basic and diluted income (loss) per common share	$0.00	$(0.10)	$(0.18)	$(0.04)

Weighted average common shares outstanding—basic and diluted	5,234,751	4,994,877	5,233,310	4,987,522

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001
Cash flows from operations
Net loss	$(959,784)	$(210,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	15,000	25,000
Depreciation and amortization	74,274	76,389
Changes in operating assets and liabilities:
Accounts receivable	(1,518,089)	(135,679)
Inventories	268,219	(163,642)
Prepaid expenses	12,840	88,799
Accounts payable and accrued expenses	417,744	106,832
Deferred revenue	—	128,000

Net cash used in operating activities	(1,689,796)	(85,197)

Cash flows from investing activities
Purchases of property and equipment	(18,622)	(70,221)
Patent costs	(42,027)	(23,621)

Net cash used in investing activities	(60,649)	(93,842)

Cash flows from financing activities
Proceeds from issuances of common stock	32,852	25,861
Redemption of common stock	(5,500)	—
Repayment of capital lease obligations	(27,511)	(20,037)

Net cash (used in) provided by financing activities	(159)	5,824

Decrease in cash and cash equivalents	(1,750,604)	(173,215)
Cash and cash equivalents—beginning	2,387,178	1,131,246

Cash and cash equivalents—ending	$636,574	$958,031

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND 2001

1.    Basis of Presentation

        The condensed consolidated interim financial statements have been prepared in accordance with the requirements of Regulation S-B and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2001.

        The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        The financial statements include the accounts of Apogee Technology, Inc. ("Technology"), and its wholly owned inactive subsidiary, DUBLA, Inc. (collectively the "Company"). All significant intercompany transactions and accounts have been eliminated.

        The Company is engaged in the development, design and marketing of digital amplifier technology and related sales of semi-conductor chips. The Company is presently focused on computer based audio and entertainment media applications derived from its all-digital amplifier design trademarked as Direct Digital Amplification (DDX®).

        The accompanying condensed 2002 financial statements and the accompanying condensed consolidated balance sheet at December 31, 2001 have been prepared assuming the Company will continue as a going concern. Because the Company has had recurring losses, there is doubt as to the Company's ability to continue as a going concern. The Company plans to expand its marketing and sales efforts, raise additional capital through a private placement (Note 8), and obtain a new credit facility (Note 8). The viability of the Company is dependent upon its ability to further develop and market its DDX technology applications and raise sufficient funds for such purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    Accounts Receivable

        The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

        Two of the Company's major customers accounted for approximately 74% of the total accounts receivable balance at September 30, 2002.

3.    Inventories

        Inventories are stated at the lower of cost (first in, first-out) or market. The major classifications of inventories are as follows at period end:

	September 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$35,226	$27,484
Work in process	—	14,779
Finished goods	116,602	377,784

	$151,828	$420,047

4.    Stock Transaction

        During the three months ended September 30, 2002, 10,000 shares of common stock were redeemed and retired at $0.55 per share.

5.    Stock Options

        During the three months ended September 30, 2002 the Board of Directors awarded options to purchase 16,000 shares at $8.39 per share to certain employees. These options were granted under the 1997 Incentive Stock Option Plan. The options vest over five years beginning at the first anniversary of the date of grant.

6.    License Agreement

        On February 7, 2001, the Company signed an exclusive license agreement with ST Microelectronics NV ("ST") of the Netherlands. The agreement calls for ST to use certain intellectual property rights owned or controlled by the Company to commercialize and sell related products utilizing such technology. In consideration for this license, ST paid to the Company a one-time license fee of $1.6 million in cash and a $400,000 credit for future design services. The Company will also receive royalties based on certain formulas, as defined in the agreement. This agreement has no expiration date, however, either party may cancel the agreement upon certain advance notices as defined in the agreement. The $400,000 credit portion of the license fee is associated with future development activities of the Company and will not be recognized in income before that happens.

        During the third quarter of 2002, ST performed design services for the Company valued at $113,000 which was recorded as consulting revenues and simultaneously charged to research and development costs. When the $287,000 balance of the aforementioned credit is recognized in income, it will also be charged to research and development costs.

7.    Litigation

        On February 19, 2002, Acoustic Technology, Inc. ("ATI") filed a complaint in the Superior Court of Suffolk County, Massachusetts, against Mr. Tak Ping Tsui, a former employee of ATI and a current employee of the Company, in which the Company was also named a defendant. The complaint alleges that the Company interfered with ATI's noncompete agreement with Mr. Tsui and violated the Massachusetts statutes on unfair and deceptive trade practices and trade secrets by hiring Mr. Tsui. ATI has claimed $1,000,000 in damages from Mr. Tsui and the Company. On February 26, 2002, the Suffolk County Superior Court denied, without prejudice, ATI's motion for a preliminary injunction seeking to stop the Company from continuing to employ Mr. Tsui and to require the Company to provide information regarding Mr. Tsui's employment by the Company. On July 2, 2002, the Suffolk County Superior Court further dismissed the misrepresentation claim against Mr. Tsui. Finally on August 7, 2002, counsel for ATI served a motion seeking to withdraw his representation of ATI in this matter. The Company intends to defend vigorously the claims against it in this matter. Further, the Company has brought a counterclaim against ATI for unfair and deceptive trade practices and unfair methods of competition.

8.    Subsequent Events

  Line-of-Credit

        On October 30, 2002, the Company obtained a $1 million discretionary line-of-credit from a bank. Any borrowings under the line, which expires on August 31, 2003, are due on demand. Borrowings are limited to the lesser of $1 million or the sum of 75% of eligible domestic accounts receivable and 80% of eligible foreign accounts receivable. The bank, at its discretion, may make additional loan advances up to $500,000, exclusive of the formula, but not to exceed the $1 million. The line is secured by the Company's assets and has been personally guaranteed by two of the Company's officers/directors. Interest is payable monthly at the bank's base rate plus one percent per annum.

  Private Placement

        On November 6, 2002, the Company completed a Private Placement of $500,000 consisting of 83,333 shares of common stock at $6.00 per share.

9.    Summary of Quarterly Operating Data

        Below is a summary of quarterly operating data. Any trends reflected by the following table may not be indicative of future results.

	2002
	Three Month Periods Ended
				Nine Month Period Ended September 30
	March 31	June 30	September 30
Product sales	$286,049	$1,059,452	$1,024,639	$2,370,140
Royalties	121,965	278,969	492,576	893,510
Consulting	13,400	26,471	113,000	152,871
Research and development costs	393,212	405,627	483,165	1,282,004
Net (loss) income	(768,997)	(209,932)	19,145	(959,784)
Basic and common diluted loss per common share	(0.15)	(0.04)	0.00	(0.18)

        For the nine months ended September 30, 2002 approximately 63% of the Company's product sales were from 3 customers in the Far East.

	2001
	Three Month Periods Ended
				Nine Month Period Ended September 30
	March 31	June 30	September 30
Product sales	$12,540	$18,539	$116,194	$147,273
License fee	1,420,000	—	—	1,420,000
Royalties	62,500	62,500	62,500	187,500
Consulting	25,000	27,000	—	52,000
Research and development costs	278,387	253,882	284,850	817,119
Net income (loss)	861,174	(580,573)	(491,497)	(210,896)
Basic and common diluted income (loss) per common share	0.17	(0.12)	(0.10)	(0.04)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        The following Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations for the three- and nine- month periods ended September 30, 2002 and September 30, 2001 should be read in conjunction with the Company's Financial Statements and the related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price" as well as other factors described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The Company does not intend to update any such forward-looking statements.

INTRODUCTION

        The Company designs, develops and markets semiconductor products and integrated circuits (ICs), that incorporate the company's patented Direct Digital Amplification (DDX®) technology. DDX-based IC products are used in a range of audio applications including: home theater systems, powered speakers, car audio, commercial audio, and PC multi-media. Under a licensing agreement with STMicroelectronics NV (ST), the Company is developing and providing intellectual property to be used in royalty bearing products produced by ST. In addition, the Company is working under a development agreement with ST to develop and market new semiconductor products that leverage Apogee's DDX technology and ST's intellectual property and semiconductor design, development and manufacturing capability. ST is currently shipping five royalty bearing DDX-based semiconductor products. The Company has developed and is marketing six different DDX-based semiconductor products and has additional products in development. The Company markets DDX products using a worldwide network of direct sales staff, independent sales representatives and distributors. The Company generates revenue from the sale of DDX-based semiconductor products and evaluation boards. The Company incurred a net loss of approximately $960,000 for the nine months ended September 30, 2002, as compared to a net loss of approximately $211,000 for the nine months ended September 30, 2001. The lower net loss for the nine-month period ended September 30, 2001 was the result of a one-time, initial fee paid to the Company in connection with its licensing agreement with ST. As of September 30, 2002, the Company had an accumulated deficit of approximately $11.1 million, as compared to a deficit of approximately $10.1 million as of December 31, 2001. Of this accumulated deficit, approximately $4 million was attributable to the Company's now defunct loudspeaker business, which was discontinued in 1994. The Company's net losses and accumulated deficit (since 1995) result primarily from research costs associated with the Company's efforts to develop and market its DDX technology.

        As of September 30, 2002, the Company had 25 employees, up from 24 as of June 30, 2002 and 22 as of December 31, 2001, and up from 17 employees as of September 30, 2001.

        During the three-month period ended September 30, 2002, five customers represented, in the aggregate, approximately 82% of total revenue. The Company utilizes a network of sales representatives and distributors, as well as a sales office in Hong Kong, to support the Company's sales and marketing activities on a worldwide basis.

SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data for the three- and nine-month periods ended September 30, 2002 and September 30, 2001 have been derived from the Company's financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the three-month period ended September 30,		For the nine-month period ended September 30,
	2002	2001	2002	2001
Statement of Operations Data:
Revenue	$1,630,215	$178,694	$3,416,521	$1,806,773
Cost and expenses	1,615,573	682,082	4,395,100	2,057,019
Other income (expense)	4,503	11,891	18,795	39,350
Net Profit (Loss)	$19,145	($491,497)	($959,784)	($210,896)
Shares Outstanding	5,232,251	4,994,623
Balance Sheet Data:
Total assets	$2,782,552	$1,575,079	$2,782,552	$1,575,079
Stockholders' equity	$1,809,506	$1,012,356	$1,809,506	$1,012,356
Profit (Loss) per share (basic and diluted)	$0.00	$(0.10)	$(0.18)	$(0.04)

RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

Revenues

        Total revenue increased by approximately $1.5 million, or 812% to approximately $1.6 million for the three months ended September 30, 2002 from approximately $179,000 for the three months ended September 31, 2001 and increased by approximately $1.6 million or 89% to approximately $3.4 million for the nine months ended September 30, 2002 from approximately $1.8 million for the nine months ended September 30, 2001. Revenue for the three and nine months ended September 30, 2001 primarily consisted of the one-time, initial fee paid in connection with the Company's licensing agreement with ST. The increase in revenue for both the three and nine months ended September 30, 2002 from the same period in 2001 was primarily due to increased sales of Apogee's semiconductor products, as well as increased royalty payments under the Licensing Agreement with ST. During the nine months and three months ended September 30, 2002, revenue consisted of product sales, royalties and consulting fees. Revenues from the sale of its products, consisting of DDX evaluation boards and semiconductor ICs, increased by approximately $908,000 to $1.0 million from $116,000 for the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001, and by approximately $2.2 million to $2.3 million from $147,000 for the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2002. This increase in Product Revenue was primarily due to growth in the sales of the Company's semiconductor products particularly in the Far East. Revenue from non-product related items accounted for approximately 37% and 30% of total revenue for the three and nine months ended September 30, 2002, compared to revenue for non-product related items of approximately 35% and 79% of total revenue for the same period in 2001. During the three months and nine months ended September 30, 2002, the Company recorded net royalty payments under the ST agreement of approximately $493,000 and $894,000, compared to royalty payments of $62,500 and $125,000 for the same period in 2001, representing an increase of approximately 700% and 500% for the respective periods. In addition, during the third quarter ended September 30, 2002, the Company recognized $113,000 of consulting revenue from design services performed by ST as part of a $400,000 design credit in accordance with the terms of the Licensing Agreement with ST. Simultaneously the $113,000 was charged to research and development costs.

Cost of Revenue

        Cost of revenue was approximately $720,000 and $1.6 million for the three months and nine months ended September 30, 2002 compared to approximately $97,000 and $118,000 for the same period in 2001. Cost of Revenue includes cost of purchasing finished semiconductor chips and costs associated with assembly, test and shipping of those products as well as customs and storage fees associated with warehousing a portion of the Company's semiconductor products in Asia. This increase in the cost of revenue is primarily attributable to costs relating to increased sales of the Company's semiconductor products and the establishment of a storage facility in Asia. The Company anticipates that the cost of revenue will continue to increase in dollar amounts as the Company expects an increase in sales. For the three months and nine months ended September 30, 2002, the Company recorded a gross profit on product sales of 31% and 30%, respectively. Since revenue for the three months and nine months ended September 30, 2001 primarily consisted of a one-time license fee paid by STMicroelectronics, gross profit on product sales was not relevant.

Research and Development ("R&D") Expenses

        Engineering and development expenses consist primarily of salaries and related expenses in the design, development and technical support of the Company's products. Research and development expenses increased to approximately $483,000 and $1.3 million for the three months and nine months ended September 30, 2002, compared to approximately $285,000 and $817,000 for the same period in 2001. This increase of approximately 69% and 57%, respectively, was related to increased staffing and use of third party consultants to assist with the design of PC Boards to support the Company's customers and potential customers. Costs related to human resources for R&D increased to approximately $337,000 and $956,000 from $257,000 and $728,000 for the three months and nine months ended September 30, 2002, an increase of approximately $81,000 or 31% and $228,000 or 31%, respectively. For the three months ended September 30, 2002, $113,000 was incurred as a result of partial utilization of a $400,000 design credit to STMicroelectronics offsetting $113,000 of consulting revenue recognized during the third quarter. The balance of this credit will be charged to research and development costs as the Company recognizes the income. For the three and nine months ended September 30, 2002 third party consultants accounted for approximately $11,000 and $120,000 of total research and development costs. During the three months and nine months ended September 30, 2001, the Company had minimally used third party consultants. The overall increase reflects the Company's expanded research and development activity as evidenced by the employment of sixteen employees in research and development as of September 30, 2001, an increase of four from September 30, 2002. During the three and nine months ended September 30, 2002, the Company released an improved version of its controller chip, the DDX-8000, and several reference design boards to support semiconductor product marketing. Due to the technical nature of the Company's products, engineering and design support are critical parts of the Company's strategy during both the development of its products and the support to its customers from product design to final production. Management anticipates that it will continue to commit resources to research, development and design activities. It expects these expenses to increase, but to decline as a percentage of revenue.

Selling, General and Administrative ("SG&A") Expenses

        Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and sales of the Company's products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses include costs related to operation of the Hong Kong sales office, opened in April 2002. General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. SG&A expenses were approximately $412,000 and $1,475,000 for the three and nine months ended September 30, 2002 compared to $300,000 and $1.1 million for the same period in

2001, an increase of approximately $122,000 or 37% and $352,000 or 31%, respectively. Human resource costs increased approximately $70,000 and $303,000 to approximately $164,000 and $551,000 during the three months and nine months ended September 30, 2002 compared to $94,000 and $248,000 during the same period in 2001, an increase of 74% and 122%, respectively. This increase is primarily due to higher compensation associated with additional employees, including four employees in Asia. Approximately $42,000 and $73,000 of the Human Resource expense for the three and nine months ended September 30, 2002 is directly related to staffing the Company's Asian office. The overall increase reflects the Company's expansion of its sales and marketing activity as evidenced by the establishment of a sales office in Hong Kong. In addition, the company utilizes a sales consultant based in Taiwan to help support the sales effort in the Far East. Travel expense for the three months and nine months ended September 30, 2002 was approximately $47,000 and $170,000, compared to approximately $43,000 and $117,000 for the same period last year, an increase of approximately $4,000 or 8% and $53,000 or 45%, respectively, over the same period in 2001. This increase was primarily due to increased travel to the Far East predominantly for customer design and support. Professional expenses decreased approximately $22,000 and $69,000 for the three months and nine months ended September 30, 2002 to approximately $65,000 and $318,000 from approximately $87,000 and $387,000 for the three months and nine months ended September 30, 2002, a decrease of 25% and 18%, respectively. For the three months and nine months ended September 30, 2002, combined legal and accounting expenses accounted for approximately $32,000 and $226,000, compared to $44,000 and $293,000 for the three months and nine months ended September 30, 2001, a decrease of 31% and 42%, respectively. This decrease in both the three months and nine months was partially attributable to the Company's completion of relisting on the NASDAQ SmallCap Market during Fiscal 2001. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods as the Company expands its sales channels, marketing efforts and administrative infrastructure, but to decline as a percentage of revenue.

Interest Income (Expense)

        Interest income, net of expense, includes income from the Company's cash and cash equivalents and from investments and expenses related to its financing activities. During the three months and nine months ended September 30, 2002, the Company generated net interest income of approximately $5,000 and $19,000 compared to net interest income of approximately $12,000 and $39,000 during the same period in 2001. The decrease in non-operating income over the three-month and nine-month period ended September 30, 2002 was primarily due to use of funds and lower interest rates on cash and short-term investments.

Net Profit (Loss)

        The Company basically broke even for the three months ended September 30, 2002 reporting a profit of approximately $19,000 or $.004 per basic and diluted common stock per share. For the nine months ended September 30, 2002, the Company's net loss was approximately $960,000, or $.18 per basic and diluted common share, compared to a loss of approximately $491,000, or $.10 per basic and diluted common share and $211,000 or $.04 per basic and diluted common share, respectively for the three and nine month period ended September 30, 2001. The $211,000 net loss for the nine-month periods ended September 30, 2001 was, in part, the result of a $1.4 million one-time, initial fee paid in connection with the Company's licensing agreement with ST during February 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's principal source of liquidity at September 30, 2002 consisted of approximately $637,000 in cash and short-term investments and no debt. This compares to approximately $2,387,000 in cash and cash equivalents at December 31, 2001. This decrease in cash was due to financing of the

Company's $1.7 million in Accounts Receivable as well as working capital requirements. On October 30, 2002, the Company secured a $1 million revolving bank line of credit and on November 6, 2002 completed a $500,000 private placement.

        Net cash used in operations during the nine-month period ended September 30, 2002 was approximately $1,690,000 compared to approximately $85,000 used in operations in the nine-month period ended September 30, 2001. As of September 30, 2002, inventory was approximately $152,000 compared to inventory of approximately $163,000 as of September 30, 2001. Net accounts receivable was approximately $1,736,000 at September 30, 2002, up from approximately $165,000 as of September 30, 2001. This increase in accounts receivable was due to increased shipments of the Company's semiconductor products during the third quarter of 2002. As of September 30, 2002, four major customers accounted for approximately 87% of the total accounts receivable balance. The Company increased its reserve against bad debts to $20,000 as of September 30, 2002 from $5,000 as of December 31, 2001. The Company believes this reserve is sufficient at this time as a significant percentage of the Company's receivables are secured by letters of credit.

        Net cash used in investing activities for the nine months ended September 30, 2002 was approximately $61,000, compared to approximately $94,000 for the nine months ended September 30, 2001.

        No cash was used in financing activities for the nine months ended September 30, 2002, compared to approximately $6,000 provided by financing activities during the same period in 2001. During the nine-month period ended September 30, 2002, the Company received approximately $27,000 net in cash from the exercise of options and warrants. During the period ended September 30, 2002, 10,000 shares of exercised options were cancelled, thereby reducing the net cash received from financing activities by approximately $6,000 from the previous quarter ended June 30, 2002. The Company believes that cash flow from operations and the completion of a $500,000 private placement in November 2002, together with amounts available under its working capital line of credit, secured in October 2002, are sufficient to support operations and fund capital equipment requirements over the next twelve months.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

        As of September 30, 2002, we had accumulated deficit of approximately $11.1 million. Of this amount, approximately $4 million was generated by the Company's former loudspeaker subsidiary, Apogee Acoustics, Inc., which discontinued operations in 1994. We incurred net losses of approximately $960,000 for the nine months ended September 30, 2002, $895,000 for the year ended December 31, 2001, $1.9 million in 2000 and $1.1 million in 1999. We may continue to incur net losses and generate negative cash flow in the future. We will need to continue to generate revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section. If we are unable to achieve or maintain profitability, our share price would likely decline.

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

        During the nine months ended September 30, 2002, the Company derived approximately 82% of its total revenues from five customers. The loss of any of the company's customers would have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to diversify its customer base in the coming months in order to reduce its dependence on a small number of customers. The Company may not be able to succeed in these efforts.

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

WE DO NOT HAVE MANUFACTURING CAPABILITIES, AND AS A RESULT, WE RELY ON OUTSIDE FOUNDRIES TO MANUFACTURE OUR SEMICONDUCTOR PRODUCTS.

        We have no manufacturing capabilities, nor do we have plans to establish any such capabilities. Accordingly, we utilize outside semiconductor foundries to manufacture our semiconductor products. There are significant risks associated with our reliance on these foundries that can adversely affect our business, operating results and financial condition. These risks include:

  •
  the ability to maintain foundry relationships, the failure of which could result in significant delays in product introduction due to the time necessary to establish new relationships;

  •
  the loss of foundry priority that may result in limiting our ability to obtain products on schedule;

  •
  limited control over product quality that could result in product returns and the loss of customers;

  •
  inability to control manufacturing yield that could increase production costs, thereby reducing sales potential and operating margins; and

  •
  lack of access or control over new process and manufacturing technologies to maintain product competitiveness in the market.

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

        As of September 30, 2002 our executive officers and directors owned approximately fifty-eight percent (58.19%) of the outstanding shares of Common Stock of the Company. Accordingly, such persons have sufficient voting power to control the outcome of matters that are put to a stockholder vote, including the election of a majority of the board of directors, and any merger, consolidation or sale of all or substantially all of our assets, and also have control over our management and affairs. As a result of such voting power, these stockholders will be able to control the outcome of corporate actions, including proxy contests, mergers involving us, tender offers, open market purchase programs or other purchases of Common Stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock. This concentration of ownership could also adversely affect our stock's market price.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's financial instruments include: cash, cash equivalents, accounts receivable and accounts payable. At September 30, 2002, the carrying value of the Company's cash, cash equivalents accounts receivable and accounts payables approximate fair values given the short maturity of these instruments.

        Although the Company's sales are predominately to international markets, the Company believes that it does not have material foreign currency exchange rate risk since international sales are in U.S. dollars and material purchases from foreign suppliers are typically also denominated in U.S. dollars. Additionally, the functional currency of the Company's foreign sales office is the U.S. dollar.

        It is the Company's policy not to enter into derivative financial instruments for speculative purposes.

ITEM 4—CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14 (c) and 15d-14 (c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company's current disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company was made known to them by others, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

  (b)
  Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        Not applicable.

ITEM 2—CHANGES IN SECURITIES

        On July 24, 2002, the Company redeemed and cancelled 10,000 shares of common stock that had been issued upon exercise of options by one employee.

        On August 16, 2002, the Company granted options to three employees to purchase, in the aggregate, up to 16,000 shares of the Company's Common Stock at an exercise price of $8.39 per share, under the Plan.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5—OTHER INFORMATION

        None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

    See Exhibit Index

  (b)
  Reports on Form 8-K:

        There were no reports on Form 8-K filed in the three months ended September 30, 2002.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.
Date: November 14, 2002	By:	/s/ HERBERT M. STEIN Name: Herbert M. Stein Title: Chairman of the Board, President and Chief Executive Officer
Date: November 14, 2002	By:	/s/ DAVID SPIEGEL Name: David Spiegel Title: Treasurer (principal financial officer and principal accounting officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Herbert M. Stein, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of Apogee Technology, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect tot eh period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation Date"); and

c)
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Herbert M. Stein
Herbert M. Stein, Chairman of the Board,
President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David Spiegel, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of Apogee Technology, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect tot eh period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b.
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation Date"); and

c.
Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ David Spiegel
David Spiegel
Treasurer and Principal Financial Officer and Principal Accounting Officer

FORM-10QSB
SEPTEMBER 30, 2002

EXHIBIT INDEX

Exhibit Number	Description
99.1	Statement Pursuant to Section 906 the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings