Form 10KSB
period 2002-12-31
APOGEE TECHNOLOGY INC
filed 2003-03-31
CIK 823876

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-30656

APOGEE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3005815 (IRS Employer Identification No.)
129 MORGAN DRIVE, NORWOOD, MASSACHUSETTS (Address of principal executive offices)	02062 (Zip Code)
(781) 551-9450 (Registrant's telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

COMMON STOCK, $0.01 PAR VALUE PER SHARE
(Title of class)

        Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        The registrant's revenues for its most recent fiscal year were $5,060,938. The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of March 14, 2003 was $21,134,518.00.

        As of March 14, 2003, the registrant had 5,381,585 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: Certain information required in Part III of this Annual Report on Form 10-KSB is incorporated from the registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 27, 2003. Transitional Small Business Disclosure Format:  Yes ☐    No ☒

PART I

        THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "BELIEVES", "ANTICIPATES", "PLANS", "EXPECTS", AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE IMPORTANT FACTORS DISCUSSED IN ITEM 1, "DESCRIPTION OF BUSINESS", AND ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", AMONG OTHERS, COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY FORWARD- LOOKING STATEMENTS MADE HEREIN AND PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME.

ITEM 1. DESCRIPTION OF BUSINESS.

        Apogee Technology, Inc. ("Apogee" or the "Company") designs, develops and markets semiconductor products, or integrated circuits ("ICs"), that incorporate the Company's patented Direct Digital Amplification (DDX(R)) technology. The Company believes the DDX technology's all-digital design and high efficiency operation has significant commercial benefits for consumer electronic manufacturers, as well as end users, compared to traditional audio amplifier technology. The benefits include reducing final product size and cost, providing true digital audio reproduction, increasing audio functionality through digital integration and extending playback time in battery applications. DDX-based IC products are intended for a range of audio applications, including home theater systems, powered speakers, car audio, commercial audio, and PC multi-media. The Company markets DDX products using a worldwide network of direct sales staff, independent sales representatives and distributors.

        Under a licensing agreement with STMicroelectronics, NV, the world's fourth largest semiconductor company, the Company is providing intellectual property to be used in royalty-bearing DDX-based IC products produced by STMicroelectronics. In addition, the Company and STMicroelectronics signed a development agreement whereby the companies will develop and market new semiconductor products that leverage Apogee's DDX technology and STMicroelectronics' intellectual property and semiconductor design, development and manufacturing capability.

        The Company began the design, development and marketing of DDX-based ICs in 1996 and released its first device in 1999. The DDX amplifier solution is implemented with a DDX Controller IC and a DDX Power Device IC. The Company released its first Controller IC, the "DDX-2000", in 1999 and since that time has released three additional Controller ICs. These devices integrate two to eight channels of DDX amplifier processing along with a range of digital audio processing functions. By combining DDX processing with audio functions, such as bass/treble, the Company can provide a low cost, full system solution to consumer electronic manufacturers. The Company has developed and released two DDX power devices that can provide from 10 to 100 watts of audio power. These integrated switched mode power devices operate at two to three times the efficiency of traditional audio amplifier ICs, thereby reducing amplifier size and cost. The Company expects to release new DDX controller and power devices in 2003.

        In 2002, the Company developed a unique switched mode power supply technology that increases performance at a reduced cost. The Company expects to commercialize this technology in the second half of 2003 by pursuing licensing opportunities and developing and marketing power supply components that integrate the technology.

        The Company relies on a direct sales force, independent sales representatives, and distributors to promote DDX products worldwide. The Company's sales headquarters are located in Norwood, Massachusetts. In Asia, where most of the world's consumer electronics products are manufactured, the Company opened a sales and application support office in Hong Kong in April 2002. The Company also utilizes a sales representative in Korea and independent distributors in Hong Kong, China, Japan, Taiwan, and Singapore. The Company also has a sales representative in Brazil and one in the United States who support sales efforts in India, Europe and Canada.

        As a result of the Company's marketing and sales activities and support to STMicroelectronics, under a license agreement between the Company and STMicroelectronics, over 6 million DDX ICs were sold in 2002 and over 20 DDX-based products are being sold around the world. The majority of these products are DVD receivers, which are an all-in-one home theater system that combines a DVD player, AM/FM tuner, five to eight channels of DDX amplification and speakers. DDX amplifiers are also being used in A/V receivers, high-end TVs, professional audio/video equipment, commercial audio systems, communication equipment and automotive systems. Some of the consumer electronic brands using DDX technology include Harman Kardon, Zenith, LG, Philips, Magnavox, Hitachi, Vestel, Daewoo, Polaroid, JBL, Fujitsu, Malata and Mustek.

        Apogee was organized as a Delaware corporation on July 1, 1987, and initially operated through its wholly owned subsidiary, Apogee Acoustics, Incorporated ("Acoustics"). Apogee discontinued its loudspeaker business under Acoustics in 1995 and, since that time, has focused exclusively on the research, development and commercialization of DDX amplifier technology.

        Apogee maintains an Internet site at http://www.apogeeddx.com. The information contained on the Company's Internet site is not incorporated by reference in this report, and it should not be considered part of this report. The Company's Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

        Unless the context otherwise requires, the terms "we", "our", "Company", and "Apogee" as used herein refer to Apogee Technology, Inc. and its subsidiary.

Industry Trends and the DDX Advantage

        Digital technology is rapidly transforming the way consumers obtain, record, view and listen to content. Traditional analog formats of TV, radio, VCR, and cassettes are being replaced with digital standards like DVDs, CDs, Digital Cable, MP3/Internet audio, and digital radio, which provide better audio/video quality. The Company believes that over the next several years most audio/video material will be distributed using digital technology. Along with this transition, the consumer is demanding smaller, more integrated systems, such as the DVD receiver that includes a DVD/CD player, radio tuner, multi-channel amplification and speakers.

        The Company believes that it is uniquely positioned to take advantage of these market trends because the DDX technology provides digital quality audio reproduction, reduces system cost, and is compact compared to traditional audio amplifier solutions. These benefits are derived from the system's all-digital design and its high operational efficiency.

        Existing audio products use analog audio amplifier ICs to amplify analog signals. This technology is suitable for products such as record players and cassette tapes that produce analog signals. However, with the advent of digital audio playback, an additional IC, digital to analog converter ("DAC"), is required to convert the digital signal to an analog signal suitable for amplification. DDX's all-digital design eliminates the cost of the DAC and the potential quality losses in the conversion and transmission of the analog signals. Thus, with DDX, consumers can enjoy the excitement and quality of true digital audio reproduction in a low-cost product. In addition, because DDX is a digital implementation, other audio functions such as bass/treble and volume can be integrated easily into DDX-based ICs, thereby lowering overall system cost.

        An additional problem with analog amplifier solutions is their low operational efficiency. The goal of an analog amplifier is to produce power to drive a speaker, but because of its poor efficiency it also produces waste heat, which has to be managed using a large piece of metal, or heat sink. Because of the size of the heat sink, analog amplifiers are virtually eliminated from use in compact integrated products such as a DVD receiver.

        Analog amplifiers' poor efficiency also increases the size and cost of the amplifier power supply. As an example, analog amplifiers have a peak efficiency of approximately 60% compared to DDX, which has a peak efficiency of 90%. A typical DVD receiver, which outputs approximately 300 watts of audio power, would require a 500 watts power supply with an analog amplifier solution. A DDX-based design would only require a 330 watts power supply to output 300 watts of audio power—a significant savings for a consumer product.

        The Company believes that DDX's digital design and high efficiency will benefit both existing and emerging audio applications. These products include: DVD receivers, digital TVs, cable system components, and fully integrated digital-powered speaker systems. New technologies, such as MP3 players, digital playback devices and Internet appliances, can be made fully digital with DDX amplifier solutions.

        With the emergence of home networking, DDX can be integrated with the network interface to provide consumers with pure digital sound throughout their homes at a low cost. DDX allows audio systems to be installed in wall or ceiling spaces without the typical thermal problems associated with analog amplifier installations. In addition, because of DDX's higher efficiency, more amplifiers can be powered and a higher audio output can be produced in network applications operating from a remote power source.

        DDX amplifier solutions can also meet the requirements of many traditional audio applications. In the home audio and PC multimedia markets, OEM manufacturers are expected to recognize efficiencies gained through the incorporation of smaller configuration DDX amplifiers in powered speakers. DDX's smaller and more efficient design will enable car audio designs to deliver more power in a smaller space. Portable audio, hand-held systems and mobile communication devices will also benefit from longer battery life resulting from DDX's greater efficiency.

Products

        The Company is commercializing DDX technology by developing and providing intellectual property products to its licensee, STMicroelectronics, and marketing and selling DDX-based semiconductor products to manufacturers of audio systems. The Company also supplies customers with circuit boards to support the marketing and sales of its DDX semiconductor products.

  a)    Intellectual Property Products

        The Company has developed and delivered several DDX controller core and DDX power technology products to support its licensing activities with STMicroelectronics. In 2002, the Company delivered a new controller design to support a new STMicroelectronics DDX product. The Company intends to develop new intellectual property products to expand its licensing activities.

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

        The Company has released four Controllers and two Power Devices developed for medium power audio applications. The Company plans to develop new DDX ICs to expand the market applications for the technology. The following DDX IC products have been released or will soon be on the market:

        DDX-2000 Controller:    A two-channel DDX Controller that includes a standard audio serial interface, volume control, and a dynamic compression algorithm to reduce amplifier distortion at high power. The device was released to production in December 2000.

        DDX-4100 Controller:    The DDX-4100 integrates multiple digital audio interfaces, volume, bass/treble, dynamic compression and other digital audio functions, plus 4.1 channels of DDX outputs. The device was released to production in May 2001. In January 2002 the Company released the DDX-4100A, a revised design with some improved features.

        DDX-8000 Controller:    The DDX-8000 integrates a configurable audio serial interface, specialized audio processing and eight channels of DDX outputs. The device was released to production in December 2002.

        DDX-8228 Controller:    The DDX-8228 includes a complete audio processing feature set and four channels of DDX output. The device also includes an output mode to implement a low cost 5.1 channel design utilizing only two DDX power devices. The device was released to production in March 2003.

        DDX-2060 Power Device:    The DDX-2060 is a surface mount high efficiency power IC that provides two channels of up to 35 watts into a standard 8 Ohm speaker load, or 70 watts into a 4 Ohm speaker load. The device was released to production in May 2001.

        DDX-2100 Power Device:    The DDX-2100 is a high efficiency power IC that provides two channels of up to 50 watts into a standard 8 Ohm speaker load, or one channel of 100 watts in a 4 Ohm speaker load. The device was released to production in April 2002.

  c)    Board Products

        The Company is developing circuit boards for evaluation and reference purposes in order to demonstrate the application of its DDX semiconductor products. These products are provided to customers to support technology and product evaluation and to support customer engineering design activities. At this time, the Company has released four evaluation boards. In addition, during 2002 the Company released five reference boards.

  d)    Power Supply Products

        In 2002, Apogee developed a unique switched mode power supply technology for high power audio applications. In December 2002, the Company filed a provisional patent application for the power supply. The Company believes that this technology increases performance and conversion efficiency at a lower cost compared to existing switched mode power supply designs. The Company has successfully developed prototype designs and is demonstrating the solution to several customers. In order to commercialize the technology, the Company is exploring technology licensing opportunities and the potential to develop and market a power supply component that implements the technology.

Marketing and Sales

        The Company is marketing DDX technology to leading audio manufacturers whose products can benefit from the technology's high efficiency all-digital design.

        The Company relies on a direct sales force, independent sales representatives and distributors to promote DDX products worldwide. The Company's sales headquarters are located in Norwood, Massachusetts. In Asia, where most of the world's consumer electronics products are manufactured, the Company opened a sales and application support office in Hong Kong in April 2002. The Company also utilizes a representative in Korea and seven independent distributors in Hong Kong, China, Japan, Taiwan, and Singapore. The Company has a representative in Brazil and one in the United States that supports sales efforts in India, Europe and Canada.

        The Company's sales strategy is built around making it easy for the customer to utilize DDX technology. The Company has developed and is providing to customers DDX data sheets, application information, evaluation boards, amplifier reference designs and, for some products, complete system designs. This information, along with the Company's application engineering support, will enable customers to quickly develop and bring to market high quality DDX amplifier based products.

        The Company also markets its products by attending and exhibiting its products at key industry tradeshows, as well as through the Company website at http://www.apogeeddx.com. The Company is promoting the DDX trademark to enhance the value of its products to manufacturers and consumers. The DDX trademark has been registered in the United States and the Company has applied to register the DDX trademark in other countries.

Manufacturing and Quality

        The Company utilizes two independent semiconductor companies to manufacture, package and test its IC products. Independent contract manufacturers are utilized to produce and test the Company's circuit board assemblies. The Company inventories and ships ICs and circuit board products from its headquarters in Norwood, Massachusetts and from a warehouse in Hong Kong.

        OKI Semiconductor supplies the DDX-2000 device and STMicroelectronics supplies the remaining DDX ICs. Pursuant to the terms of the Company's licensing agreement with STMicroelectronics, all future DDX audio products will be manufactured and supplied by STMicroelectronics. The Company receives packaged, fully tested devices that pass the suppliers' internal quality control from both suppliers. The Company believes that its suppliers will have the capacity to meet Apogee's projected requirements for the remainder of 2003. The Company has experienced shortages of product deliveries from STMicroelectronics during the fourth quarter of 2002 and the first quarter of 2003. STMicroelectronics has now expanded production capacity to alleviate this issue.

        In October 2001, the Company initiated a quality control program to improve manufacturing and other Company processes. The Company established a quality management system and procedures in 2001 and expects to receive ISO9001 certification during the second half of 2003.

Research and Development

        The Company's research and development activities are directed towards extending its patent protection of its DDX technology, improving the overall performance of the DDX technology, increasing the number of DDX IC designs, and developing new product applications and expanding its technology base. In 2002, the Company was granted a patent covering a technique to improve DDX performance and applied for a new patent covering a unique approach to operate headphone speakers using DDX. The Company also increased its IC design staff and completed the development of the DDX-8000 Controller in 2002. This design included a higher performance DDX core and new audio processing features to reduce system design complexity and cost. The Company expects to continue to develop new DDX Controller and Power ICs to meet the requirements of new product applications and to reduce cost.

        In addition, the Company developed a novel switched mode power supply technology in 2002 and applied for a provisional patent for that technology. This unique technology was developed for high power audio applications, but the Company expects to continue research and development to extend this technology to lower power audio solutions and new markets that can benefit from the improved efficiency and performance that the Company expects from the technology.

        During the three years ended December 31, 2002, 2001 and 2000, the Company spent approximately $1.7 million, $1.1 million, and $869,000, respectively, on research and development activities.

Competition

        Integrated audio amplifier ICs marketed today primarily consist of: (1) analog amplifiers known as Class A/B amplifiers; (2) analog high efficiency designs, known as Class D amplifiers, and (3) digital high efficiency designs like DDX. There are several companies currently marketing analog Class D amplifier products, including Monolithic Power Systems, National Semiconductor Corporation, Philips Electronics, STMicroelectronics, Texas Instruments, Incorporated and Tripath Technology, Incorporated. STMicroelectronics, under a licensing agreement with Apogee, and Texas Instruments, Incorporated are currently marketing complete digital Class D solutions. Companies including Pulsus Technologies, Inc. and NeoFidelity, Inc. are marketing digital Class D Controller solutions without an integrated power device.

        The Company believes that the competitive advantage of its products is the level of integration and operational efficiency, as well as its low cost solution. The DDX Controller design is digital, which allows the integration of other digital audio functions such as bass/treble, volume, and equalization, to lower overall system cost—an approach that cannot be accomplished economically using analog solutions in a single IC. DDX efficiency is also greater than analog Class A/B and analog Class D amplifiers, providing manufacturers with power supply and product savings. The price agreements with STMicroelectronics and OKI Semiconductor provide for a cost structure that Apogee believes will allow it to compete effectively in the marketplace with acceptable operating margins.

Employees

        As of December 31, 2002, the Company had 26 employees, of which 25 were full-time employees, including 15 in research and development, 7 in sales and marketing and 4 in general and administration. Of the 7 employees in sales and marketing, two of them also support applications and design activities through the Company's Hong Kong office. None of the employees are represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that relations with its employees are good.

        The following table sets forth certain information with respect to the executive officers of Apogee Technology. All officers serve at the pleasure of the Board of Directors.

Executive Officers of the Company

Name	Age	Position
Herbert M. Stein	74	President, Chief Executive Officer and Chairman of the Board
David Spiegel	46	Secretary and Treasurer
David B. Meyers	44	Chief Operating Officer
Andrew A. Adrian	39	Vice President of Engineering

        Mr. Herbert M. Stein has served as the Company's Chief Executive Officer since January 2001. Mr. Stein has been a Director of the Company since 1996 and has been Chairman of the Board and President since January 2000. Mr. Stein was Chairman of the Board of Directors of Organogenesis Inc. from 1991 through 1999 and was Chief Executive Officer of Organogenesis from 1987 through 1999.

        Mr. David Spiegel has served on the Company's Board of Directors since 1987, as Secretary and Treasurer since 2001, as President and Treasurer of the Company from 1995 to December 2000 and as Chairman of the Board from 1996 to 1999. He is Vice President of Gallery Automotive Group, Inc.

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

CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND OUR COMMON STOCK PRICE

        There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements contained in this document. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-KSB. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

        As of December 31, 2002, we had an accumulated deficit of $11.2 million. Of this amount, approximately $4.0 million was generated by the Company's former loudspeaker subsidiary, Apogee Acoustics, Inc., which discontinued operations in 1995. We incurred net losses of approximately $1.1 million for the fiscal year ended December 31, 2002, $895,000 for the year ended December 31, 2001 and $1.9 million in 2000. We may continue to incur net losses and generate negative cash flow in the future. We will need to continue to generate revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section, and many of which are beyond our control. If we are unable to achieve or maintain profitability, our share price would likely decline.

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

        During the twelve months ended December 31, 2002, the Company derived approximately 61% of its total revenues from three customers. The loss of any of the Company's customers would have a material adverse effect on the Company's business, financial condition and results of operations. While the Company intends to try to diversify its customer base in the coming months in order to reduce its dependence on a small number of customers, the Company may not be able to succeed in these efforts.

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
  identify changing consumer needs;

  •
  develop or maintain competitive technology, including new product offerings;

  •
  improve the performance, features and reliability of our products, particularly in response to technological change and competitive offerings;

  •
  bring technology to market quickly at cost-effective prices; and

  •
  protect our intellectual property.

        We may not succeed in developing and marketing new products that respond to technological and competitive developments and changing customer needs, and such products may not gain market acceptance and be incorporated into the technology or products of third parties. Any significant delay or failure to develop new enhanced technologies, including new product offerings, and any failure of the marketplace to accept any new technology and product offerings, would have a material adverse effect on our business, financial condition and results of operations.

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

OUR ABILITY TO ACHIEVE SUSTAINED REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO MAINTAIN OUR EXISTING LICENSING RELATIONSHIPS.

        Part of our business strategy is to expand our licensing activities with STMicroelectronics and to enter into licensing relationships with other companies in order to offer products to a larger customer base than could be reached through our own development and marketing efforts. We believe that such relationships can accelerate market penetration of our products and technologies, while limiting our manufacturing exposure and sales and marketing costs. However, we may not be able to expand or maintain our existing licensing relationships or establish new licensing relationships on commercially reasonable terms, if at all. Any future inability by us to maintain our licensing relationships or to enter into additional licensing relationships, or the failure of one or more of our licensing relationships to contribute to the development and maintenance of a market for our products, could have a material adverse effect on our business, operating results and financial condition.

OUR OPERATING RESULTS MAY FLUCTUATE.

        We have experienced fluctuations in our operating results in the past and it is likely that these fluctuations will continue in the future. These fluctuations are caused by many factors, including, but not limited to:

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

  •
  changes in general economic conditions.

        A substantial portion of our operating expenses is related to personnel, facilities, and sales and marketing programs and such expenses are fixed. Our expense level is based in part on our expectations of future orders and sales, which are extremely difficult to predict. Accordingly, we may not be able to adjust our fixed expenses quickly enough to address any significant shortfall in demand for our products in relation to our expectations.

        Fluctuations in our operating results may also result in fluctuations in our common stock price. In that event, the market price of our common stock would likely suffer and adversely affect our ability to raise capital and the value of your investment in the Company.

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

        From time to time, we have experienced shortages of product deliveries from STMicroelectronics, which supplies us with a number of the DDX ICs that we use. Any increase in the severity or length of these shortages could have a material adverse effect on our financial condition and results of operations.

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

        Irrespective of the validity or successful assertion of various claims of infringement, misappropriation or misuse of other parties' proprietary rights, we would likely incur significant costs and diversion of our management and personnel resources with respect to the defense of such claims, which could seriously harm our business. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. We cannot be sure that under such circumstances a license would be available on commercially reasonable terms, if at all. Moreover, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the use and disclosure of such intellectual property. We cannot be sure that the steps taken by us to prevent our, or our customers', misappropriation or infringement of the intellectual property will be successful.

RISKS RELATING TO OUR COMMON STOCK

MARKET FLUCTUATIONS COULD NEGATIVELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

        The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. We expect that the market price of our Common Stock, $0.01 par value per share ("Common Stock"), will fluctuate as a result of variations in our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our Common Stock is low. In addition, the market price for our Common Stock may rise and fall in response to various factors including:

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

        In addition, market fluctuations, as well as general economic, political and market conditions, such as recessions, wars, interest rate changes or international currency fluctuations, may negatively impact the market price of our Common Stock.

BECAUSE A LIMITED NUMBER OF PERSONS, INCLUDING DIRECTORS AND EXECUTIVE OFFICERS, OWN A MAJORITY OF OUR COMMON STOCK AND THEREFORE CONTROL OUR COMPANY, DECISIONS MAY BE MADE BY THEM THAT MAY BE DETRIMENTAL TO OTHER STOCKHOLDERS.

        As of December 31, 2002, our executive officers and directors owned approximately fifty-eight percent (58%) of the outstanding shares of Common Stock of the Company. Accordingly, such persons have sufficient voting power to control the outcome of matters that are put to a stockholder vote, including the election of a majority of the board of directors, and any merger, consolidation or sale of all or substantially all of our assets, and also have control over our management and affairs. As a result of such voting power, these stockholders will be able to control the outcome of corporate actions, including proxy contests, mergers involving us, tender offers, open market purchase programs or other purchases of Common Stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock. This concentration of ownership could also adversely affect our stock's market price.

ITEM 2.    DESCRIPTION OF PROPERTY.

        The Company leases approximately 5,000 square feet of office space at 129 Morgan Drive, Norwood, Massachusetts. This lease expires on September 30, 2003. The 5,000 square foot area is leased at a below-market rate.

ITEM 3.    LEGAL PROCEEDINGS.

        The Company is not a party to any material pending litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against the Company. On December 3, 2002, a lawsuit with Acoustic Technology, Inc ("ATI") was dismissed following agreement by the parties. This lawsuit alleged that the Company interfered with ATI's noncompete agreement with a former employee and violated the Massachusetts statutes on unfair and deceptive trade practices and trade secrets by hiring the former employee.

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

        From June 9, 1992 to September 1, 1999, the Company's Common Stock was quoted on the Over-the-Counter Bulletin Board (the "OTCBB") of the NASDAQ Stock Market, Inc. under the symbol APGT. From September 1, 1999, the Company's Common Stock was no longer eligible for quotation on the OTCBB due to the phase-in implementation of NASD Rule 6530 requiring all OTCBB quoted companies to report their current financial information to the Securities and Exchange Commission. From September 1, 1999 to September 12, 2000, the Company's Common Stock was quoted on the National Quotation Bureau's Pink Sheets. On August 29, 2000, the Company's Registration Statement on Form 10-SB to register its Common Stock under the Securities Exchange Act of 1934 was declared effective by the Securities and Exchange Commission and on September 12, 2000, the Common Stock resumed being quoted on the Over the Counter Bulletin Board (the "OTCBB") under the symbol APGT. On September 14, 2001, Nasdaq approved the Company's application to list its securities on The Nasdaq SmallCap Market under the symbol APGT.

        Set forth below for the periods specified are the ranges of high and low closing bid prices for the Common Stock as published by the Nasdaq SmallCap Market and the OTCBB, as indicated. The bid quotations represent inter-dealer prices, without adjustment for mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	Closing Bid Prices
	Low	High
2001:
First Quarter (on the OTCBB)	10.250	16.250
Second Quarter	11.950	23.000
Third Quarter	8.510	19.500
Fourth Quarter (on the Nasdaq Small Cap Market from September 14, 2001)	9.220	15.100
2002:
First Quarter	10.650	11.100
Second Quarter	10.300	10.600
Third Quarter	7.280	7.280
Fourth Quarter	5.519	5.549

        As of March 14, 2003, there were 74 holders of record and approximately 380 beneficial holders of 5,381,585 outstanding shares of Common Stock of the Company.

Dividends

        The Company has not previously paid any cash dividends on its Common Stock and does not anticipate paying dividends on its Common Stock in the foreseeable future. It is the present intention of management to retain any earnings to provide funds for the operation and expansion of the Company's business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on the Company's results of operations, financial conditions, contractual and legal restrictions and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

        Set forth in chronological order is information regarding shares of Common Stock sold and options granted by the Company during the period covered by this Annual Report on Form 10-KSB and not previously reported on the Company's Quarterly Reports on Form 10-QSB. Also included is the consideration, if any, received by the Company for such shares and options and information relating to the section of the Securities Act of 1933, as amended, or rule of the Securities and Exchange Commission under which exemption from registration was claimed. All of the following securities were issued directly by the Company and there were no underwriters or selling agents involved in these transactions.

        On November 5, 2002 the Company issued 83,334 shares of Common Stock in a private placement under Section 4(2) of the Securities Act at a price of $6.00 per share. The Company received proceeds of $500,004 from the sale. In addition, on December 4, 2002, the Company sold 60,000 shares of Common Stock in a private placement under Section 4(2) of the Securities Act at a price of $5.00 per share. The Company received proceeds of $300,000 from this private placement, of which $275,000 was received in December 2002 and $25,000 was received in February 2003. The Company used the proceeds for general corporate purposes, including working capital and capital expenditures.

        From October 2002 through November 2002, the Company granted options to purchase 40,000 shares of Common Stock under its 1997 Employee, Director, and Consultant Stock Option Plan to certain employees at exercise prices ranging from $5.70 to $7.49 per share.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data for the four years ended December 31, 2002, 2001, 2000 and 1999, have been derived from the Company's financial statements audited by Yohalem Gillman & Company LLP, independent accountants, included, in part, elsewhere in this Annual Report on Form 10-KSB. The historical results do not necessarily indicate results expected for any future period. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-KSB.

	Year Ended December 31
	2002	2001	2000	1999
Statement of Operations Data:
Revenue	$5,060,938	$2,181,391	$50,275	$60,200
Costs and expenses	6,147,730	3,123,183	1,961,763	1,094,755
Other income (expense)	21,453	47,206	(8,365)	(27,852)
Net Loss	(1, 065,339)	(894,586)	(1,919,853)	(1,062,407)
Shares outstanding—December 31	5,370,585	5,213,051	4,981,523	4,155,022
Balance Sheet Data:
Total Assets	3,498,850	3,324,751	1,527,560	255,508
Stockholders' equity (deficiency)	2,478,955	2,741,938	1,197,391	(636,116)
Basic and fully diluted loss per Common Share	$(0.20)	$(0.18)	$(0.42)	$(0.30)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following Discussion and Analysis of the Company's Financial Condition and Results of Operations should be read in conjunction with the Company's Financial Statements and the related Notes included elsewhere in this Annual Report on Form 10-KSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed above in the section titled "Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price" as well as other factors in this Annual Report on Form 10-KSB.

Overview of Apogee Technology, Inc.

        From 1981 until 1995, the Company was in the business of engineering, manufacturing and marketing high quality, high-end patented ribbon loudspeaker systems for use in home audio and video entertainment systems. Since 1995, the Company has focused exclusively on the development and commercialization of its proprietary amplifier technology, known as DDX®. DDX technology is an all-digital, high efficiency amplifier technology that provides true digital audio reproduction while lowering manufacturing cost compared to traditional analog amplifier solutions. The Company's initial DDX development efforts were directed toward the implementation of a digital controller design and the specifications of power designs to support DDX licensing objectives. The Company signed an exclusive agreement, for audio applications, with STMicroelectronics in 2001. The Company continues to support its licensing activities with STMicroelectronics. In 1996 the Company started the development of DDX-based semiconductor products. Under a fabless semiconductor business model, the Company uses two independent suppliers to produce its semiconductor products. The first DDX-based IC product was released to production in late 2000 and since that time the Company has released five additional DDX IC products. The Company markets and sells its semiconductor products to audio manufacturers using a worldwide sales and distribution network. The Company uses contract manufacturers to produce circuit boards for customers who support the Company's DDX IC marketing activities.

        The Company incurred net losses of approximately $1.1 million in 2002, $894,600 in 2001 and $1.9 million in 2000. At December 31, 2002, the Company had an accumulated deficit of approximately $11.2 million, as compared to a deficit of $10.1 million as of December 31, 2001. Of this accumulated deficit, approximately $4 million was attributable to the Company's loudspeaker business, which it discontinued in 1995. The Company's historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with the Company's efforts to develop its DDX technology.

        The Company sells products to original equipment manufacturers and distributors. Revenue from product sales is recognized upon shipment to original equipment manufacturers and distributors, net of returns and allowances. All sales are made in U.S. Dollars.

        The Company outsources the manufacturing, assembly and preliminary testing of its semiconductor products and evaluation boards. Cost of revenue includes the third-party manufacturing, testing and assembly costs as well as costs associated with shipping. Research and development expenses consist primarily of salaries and related overhead costs associated with engineering activities as well as other materials and related services used in the development of the Company's semi-conductor chips and digital evaluation boards. Selling, general and administrative expenses consist primarily of employee compensation and overhead charges as well as expenses directly associated with the advertising and marketing of the Company's products.

Results of Operations

        The following table sets forth financial statement data expressed as a percentage of sales.

	2002	2001	2000
Product Sales	71.50%	12.35%	0.00%
Royalties	23.35	11.45	0.00
License Fee*	0.00	65.10	00.00
Consulting	5.15	11.10	100.00

Cost of Sales	48.84	9.34	NA
Research and Development	34.41	52.37	NA
Sales, General and Administrative	38.23	81.46	NA

Operating Loss	(21.48)%	(43.17)%	NA
Other Income (Expense)	(0.42)	(2.16)	NA

Net Loss	(21.06)%	(41.01)%	NA

*
License Fee—One-time initial fee of $1.4 million paid in connection with the Company's Licensing Agreement with STMicroelectronics signed in February 2001.

Critical Accounting Policies

        The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, judgments and assumptions that we believe are reasonable based upon the information currently available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Any future changes to these estimates and assumptions could have a significant impact on the reported amounts of revenue, expenses, assets and liabilities in our financial statements. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

        Apogee recognizes revenue from product sales at the time of shipment, when the sales price is fixed and determinable and collectibility is reasonably assured. The Company does not offer a right to return on product sales. Any price adjustment after shipment of goods is recorded as an offset to revenue. For sales transactions, we comply with the provisions of Staff Accounting Bulletin 101, Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. In addition, the Company records royalty revenue when earned in accordance with the underlying agreements Consulting revenue is recognized as services are performed.

Accounts Receivable

        The Company performs credit evaluations of our customers and determines credit limits based upon payment history, customers' creditworthiness and other factors, as determined by our review of their current credit information. For a majority of our larger sales, we can require the issuance of a Letter of Credit. Smaller accounts must either pay via credit card or in advance of shipment. We are continuously monitoring collections and payments from our customers, as well as maintaining a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While we have not had any significant credit losses to date, we cannot guarantee that we will continue to avoid credit losses in the future. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Since our accounts receivable are highly concentrated in a small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, our liquidity or our future results of operations.

Inventory

        Apogee states its inventory at the lower of cost (first-in, first-out) or market. The Company maintains allowances for estimated excess or obsolete inventories based on the Company's review of inventory levels, projected future sales and comparison of actual manufacturing costs to standard costs. If actual market conditions are less than favorable than those projected by management, additional allowances may be required.

Valuation of Long-Lived Assets

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

New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities". FAS No. 133, as amended by FAS 137 and FAS 138, is required to be adopted in fiscal years beginning after June 15, 2000. FAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting procedures that will affect the timing and manner in which hedging gains and losses are recognized in a company's financial statements. The Company adopted FAS No. 133 effective January 1, 2001. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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

        In August 2001, the Financial Accounting Standards Board approved Statement No. 143 (FAS 143), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" which is required to be adopted in fiscal years beginning after December 15, 2001. FAS 143 establishes accounting standards for the recognition of and measurement of an asset retirement obligation and its associated asset retirement cost.

        In August 2001, the Financial Accounting Standards Board approved Statement No. 144 (FAS 144), "Impairment of Long-Lived Assets" which is required to be adopted in fiscal years beginning after December 15, 2001. FAS 144 requires (among other matters) that in cases where undiscounted expected cash flows associated with long-lived assets are less than their carrying value, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair market value of such assets.

        The adoption of FAS 142, 143 and 144 did not have a material effect on the Company's results of operations or financial position.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue

        The Company derives its revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to manufacturers or to distributors that are fulfilled from the Company's warehouses in Hong Kong and/or Norwood, Massachusetts, net of returns; (2) royalty revenue, which consists of royalties paid by STMicroelectronics under the terms of the licensing agreement signed in February 2001 and (3) consulting revenue.

        The Company recognized revenue for the fiscal year ended December 31, 2002 of $5.1 million, an increase of $2.9 million or 132% from revenue of $2.2 million in 2001. Revenue for the fiscal year ended December 31, 2001 consisted primarily of a one-time, initial fee of $1.4 million paid in connection with the Company's licensing agreement with STMicroelectronics. A majority of this year's increase was driven by increased sales of the Company's semiconductor products, as well as, increased royalty payments under the licensing agreement with STMicroelectronics. During the twelve-month period ended December 31, 2002, the Company recognized revenue from product sales of $3.6 million, an increase of $3.3 million from $269,000 for the fiscal year ended December 31, 2001. Product sales consisted of DDX Semiconductor IC's, evaluation boards and the introduction of three reference boards. This increase in product sales was primarily due to growth in sales of the Company's semiconductor products particularly in Asia.

        Revenue under the licensing agreement, including royalties and consulting services, was $1.4 million or 28% of total revenue for the 12-month period ended December 31, 2002 compared to $1.9 million or 88% for the prior fiscal year. A majority of the revenue for the fiscal year ended December 31, 2001 was the result of the one-time, initial fee of $1.4 million paid in connection with the Company's licensing agreement with STMicroelectronics. The Company recorded net royalty payments of approximately $1.2 million under the STMicroelectronics agreement during fiscal 2002, an increase of $932,000 from royalty payments for the 12-month period ended December 31, 2001 of $250,000. In addition, in 2002 the Company recognized increased consulting revenue of $260,000 as compared to $242,000 for the 12-month period ended December 31, 2001, an increase of 7.6%. Of the $260,000 recorded in consulting revenue for the current fiscal year, $220,000 was as a result of consulting revenue from design services performed by STMicroelectronics as part of a $400,000 design credit in accordance with the terms of the licensing agreement with STMicroelectronics. That amount was simultaneously charged to research and development costs.

        Total Revenue for the years 2002 and 2001 consisted of:

	2002	2001
Product Sales	$3,618,536	$269,328
Royalties	1,182,015	250,000
License Fee*	-0-	1,420,000
Consulting	260,387	242,063

Total	$5,060,938	$2,181,391

*
License Fee—One-time initial fee of $1.4 million paid in connection with the Company's licensing agreement with STMicroelectronics signed in February 2001.

Cost of Revenue

        Cost of revenue was $2.5 million or 48.8% of revenue for the fiscal year ended December 31, 2002 compared to $203,800 or 9.3% of revenue for the year ended December 31, 2001, an increase of 39.5%. Revenue for the year ended December 31, 2001 primarily consisted of the one-time, initial fee paid in connection with the Company's licensing agreement with ST, as to which there were fewer associated costs than in 2002. Cost of Revenue primarily consists of purchasing finished semiconductor chips and costs associated with assembly, testing and shipping of those products as well as customs and storage fees associated with warehousing a large portion of the Company's semiconductor products in Asia. This increase in cost of revenue is primarily attributable to costs relating to increased sales of the Company's semiconductor products and the establishment of a storage facility in Asia. For the fiscal year ended December 31, 2002 the Company recorded a gross margin of 31.7% from product sales. Since revenue for the fiscal year ended December 31, 2001 primarily consisted of the one-time license fee paid by ST, gross profits on product sales were not relevant.

Operating Expenses

Research and Development Costs

        The Company's research and development expenses consist primarily of salaries and related expenses in the design, development and technical support of the Company's products in addition to support of current and potential customers in the development of consumer products utilizing DDX semiconductor products. Research and development expenses increased to approximately $1.7 million for the year ended December 31, 2002 compared to approximately $1.1 million as of December 31, 2001. This increase of 52.4% was related to increased staffing and use of third party consultants to assist with the design of PC boards to support the Company's customers and potential customers. Costs related to human resources for R&D increased to approximately $1.3 million, an increase of 30% from $994,000 for the previous fiscal year. For the fiscal year ended December 31, 2002, $220,000 was incurred as a result of partial utilization of a $400,000 design credit to STMicroelectronics, offsetting $220,000 of consulting revenue recognized during the fiscal year ended December 31, 2002. The balance of this credit will be charged to research and development costs as the Company recognizes the income. Fees paid to third party consultants accounted for approximately $122,800 as of December 31, 2002. This represents an increase of $97,700 or 390% over the previous year. Year-to-year increases in research and development costs were primarily a result of increased staffing and increased development expenses incurred to accommodate existing and new strategic alliances and development efforts. During 2002, the Company released improved versions of its DDX controller ICs, the DDX-4100A and the DDX-8000. In addition, the Company released several reference design boards to support semiconductor product marketing. Due to the technical nature of the Company's products, engineering and design support are critical parts of the Company's strategy during both the development of its products and the support to its customers from product design to final production. Management anticipates that it will continue to commit resources to research, development and design activities. It expects these expenses to increase, but to decline as a percentage of revenue.

Selling, General and Administrative Costs

        Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and selling of the Company's products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses include costs related to the Company's Hong Kong sales office, opened in April 2002. General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. SG&A expenses were approximately $1.9 million for the 12 months ended December 31, 2002 compared to approximately $1.8 million for 2001. This represents an increase of approximately $100,000 or 10.7%. The overall increase reflects the Company's expansion of its sales and marketing activity as evidenced by the establishment of a sales office in Hong Kong, which accounted for $186,000 of the increase. These costs were offset partially by a $225,800 or 35.9% reduction in professional fees, to $403,900 as of December 31, 2002 from $629,800 in 2001. This decrease in professional fees was attributable to the Company's completion of relisting on the NASDAQ SmallCap Market during Fiscal 2001. Human resource costs, domestically, increased approximately $87,000 or 16.3% from $535,000 in 2001 to $622,000 for the year ended December 31, 2002. This increase was due to increased wages and fringe benefits costs. An additional $185,200 of human resource expenditures was directly related to the staffing of our Hong Kong office. Since June 2001 the Company has used a sales consultant in Taiwan to help support the sales effort in the Far East. Expenses associated with this consultant were $101,600 for the 12 months ended December 31, 2002 compared to $59,500 for the seven months ended December 31, 2001. Travel expense increased $23,100 or 13.6% to $192,200 as of December 31, 2002 from $169,100 in 2001, primarily due to increased travel to the Far East for customer design and support. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods as the Company expands its sales channels, marketing efforts and administrative infrastructure, but to decline as a percentage of revenue.

Interest Income

        Interest income, net of expense, includes income from the Company's cash and cash equivalents and from investments and expenses related to its financing activities. Interest income for 2002 was approximately $27,000, a decrease of $31,000 or 53% from interest income of approximately $58,000 in 2001. This decrease in non-operating income over the previous year was primarily due to use of funds and lower interest rates on cash and short-term investments.

Income Taxes

        The Company has not incurred any income tax expense to date. As of December 31, 2002, the Company had available a federal net operating loss carryforward of approximately $11,740,000 and a state net operating loss carryforward of approximately $6,919,000. These net operating loss carryforwards will expire at various times through 2022.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue

        The Company recognized revenue for the fiscal year ended December 31, 2001 of approximately $2.2 million, an increase of $2.2 million from revenue of approximately $50,300 in 2000. This increase in revenue consisted primarily of a one-time, initial fee of $1.4 million paid in connection with the Company's licensing agreement with STMicroelectronics. During the twelve-month period ended December 31, 2001, the Company recorded $250,000 in royalty payments under the ST agreement. In addition, the Company recognized revenues from the introduction of its products, consisting of DDX evaluation boards, the DDX-2000 and DDX-4100 Controller and the DDX-2060 Power Device. Revenue for 2000 consisted primarily of consulting income earned in connection with a licensing agreement.

        Total Revenue for the years 2001 and 2000 consisted of:

	2001	2000
Licensing Fees	$1,420,000	$-0-
Royalties	250,000	-0-
Consulting	242,063	50,275
Product Sales	269,328	-0-

Total	$2,181,391	$50,275

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

Selling, General and Administrative Costs

        Selling, general and administrative expenses include costs of our corporate, finance, marketing and human resource functions. Selling, general and administrative expenses for 2001 were approximately $1.8 million, an increase of approximately $684,000 or 63% from selling, general and administrative expenses of approximately $1,093,000 in 2000. The year-to-year increases in selling, general and administrative expenses reflect increases in the number of the Company's sales and marketing personnel, and increased professional fees (primarily legal and accounting). The increase was primarily attributable to expenses for additional senior management, legal fees and administrative expenses associated with the Company's expansion and the increased complexity of our operations and business development efforts. Legal and accounting fees for 2001 and 2000 were approximately $476,000 and $244,000, respectively. The increase in legal and accounting fees was primarily due to the Company's re-listing on the Nasdaq SmallCap Market, Securities and Exchange Commission filings and the finalization of the STMicroelectronics licensing agreement.

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

Income Taxes

        The Company has not incurred any income tax expense to date. As of December 31, 2001, the Company had available a federal net operating loss carryforward of $10,762,000 and a state net operating loss carryforward of $5,829,000. The net operating loss carryforwards will expire at various times through 2021.

Liquidity and Capital Resources

        The Company's primary sources of liquidity are cash flows from operations activities and certain financing activities. As of December 31, 2002, the Company had working capital of $2.2 million, including approximately $994,300 in cash and cash equivalents, as compared to working capital of approximately $2.5 million at December 31, 2001, which included $2.4 million in cash and cash equivalents. The Company has no debt. Cash equivalents consist of certificates of deposit, which are highly liquid and have original maturities of no more than 30 days. Over the past few years, the Company has been financed primarily by its three principal stockholders and through the private placement of the Company's Common Stock to unaffiliated accredited investors.

        Net cash used in operations during the twelve-month periods ended December 31, 2002, 2001 and 2000 was approximately $2.1 million, $1.0 million and $2.0 million, respectively. Cash used in operating activities consisted primarily of cash used to build inventory, finance operating losses and for working capital.

        Net cash used in investing activities for the year ended December 31, 2002 totaled approximately $105,000 compared to approximately $112,000 for the year ended December 31, 2001. Although to a lesser degree in 2002, the Company continued to purchase capital equipment necessary to further its product development efforts. Net cash provided by financing activities in 2002 was approximately $769,000. On November 5, 2002 the Company issued 83,334 shares of Common Stock in a private placement under Section 4(2) of the Securities Act at a price of $6.00 per share. The Company received proceeds of $500,004 from the sale. In addition, on December 4, 2002, the Company sold 60,000 shares of Common Stock in a private placement under Section 4(2) of the Securities Act at a price of $5.00 per share. The Company received proceeds of $300,000 from this private placement, of which $275,000 was received in December 2002 and $25,000 was received in February 2003. The immediate family of one director contributed $173,800 with the difference provided by accredited third party investors. During 2001, the Company raised $2.39 million in a private placement of its Common Stock at $11.50 per share. Two of the directors contributed a total of $340,000 and accredited third party investors provided the difference.

        On October 30, 2002, the Company obtained a $1 million discretionary line of credit from a bank. Any borrowings under the line, which expires on August 31, 2003, are due on demand. Borrowings are limited to the lesser of $1 million or the sum of 75% of eligible domestic receivables and 80% of eligible foreign accounts receivable. The bank, however, at its discretion, may make additional loan advances up to $500,000, exclusive of the formula, but not to exceed the $1 million. This line was secured by the Company's assets and has been personally guaranteed by two of the Company's officers/directors. Interest is payable monthly at the bank's base rate plus one percent per annum (5.25% at December 31, 2002). No amounts are outstanding under the line of credit at December 31, 2002.

        The Company believes that its current working capital should be sufficient to fund its capital and operational requirements for at least the next 12 months.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information required by Item 10 regarding Directors will be contained under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be held on May 27, 2003, which information under such caption is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 will be contained under the caption "Executive Compensation" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 27, 2003, which information under such caption is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The table below provides certain aggregate information with respect to the Company's 1997 Employee, Director and Consultant Stock Option Plan in effect as of December 31, 2002.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Security Holders (1)	1,011,200	$9.09	428,900
Equity Compensation Plans not Approved by Security Holders	None	N/A	N/A

Total	1,011,200	$9.09	428,900

(1)
This plan consists of the 1997 Employee, Director and Consultant Stock Option Plan initially approved by the Company's stockholders in 1997.

        Additional information required by Item 12 will be contained under the caption "Share Ownership" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 27, 2003, which information under such caption is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Item 13 will be contained under the captions "Certain Relationships and Related Transactions" and "Executive Compensation" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 27, 2003, which information under such captions is incorporated herein by reference.

ITEM 14.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

  (a)
  (1)    FINANCIAL STATEMENTS.    The financial statements required to be filed by Item 8 herewith are as follows:

  (a)
  (2)    EXHIBITS.

        The following exhibits are filed herewith:

Exhibit No.	Description
3.1	Certificate of Incorporation of Apogee Technology, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-SB, as amended (File No. 000-17053).
3.2	Amendment of Certificate of Incorporation of Apogee Technology, Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-SB, as amended (File No. 000-17053).
3.3	Certificate of Amendment to Certificate of Incorporation of Apogee Technology, Inc., incorporated herein by reference from Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File. No. 000-30656).
3.4	Restated By-Laws of Apogee Technology, Inc., incorporated herein by reference from Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File. No. 000-30656).
10.1*	License Agreement dated February 2, 2001 by and between the Registrant and STMicroelectronics, NV, incorporated herein by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001. (File No. 000-30656).
10.2	Form of 1999 Stock and Warrant Subscription Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-SB, as amended (File No. 000-17053).
10.3	Form of 1999 Warrant to purchase shares of Common Stock of the Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant's Form10-SB, as amended (File No. 000-17053).
10.4	Form of 2000 Stock Subscription Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-SB, as amended (File No. 000-17053).
10.5*	Development and Licensing Agreement, dated August 13, 1999, between ALST Technical Excellence Center, Altec Lansing Technologies, Inc. and Apogee Technology, Inc., incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 10-SB, as amended (File No. 000-17053).
10.6*	Amendment I to Development and Licensing Agreement, dated February 1, 2001, between ALST Technical Excellence Center, Altec Lansing Technologies, Inc. and Apogee Technology, Inc., incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001. (File No. 000-30656).

10.7	Development Agreement, dated March 19, 2002, between STMicroelectronics, NV and Apogee Technology, Inc, incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002. (File No. 000-30656).
10.8	Employment Agreement dated December 21, 2001 between Herbert M. Stein and Apogee Technology, Inc, incorporated herein by reference to Exhibit 10.7 to the Registrant's Form 10-KSB for the year ended December 31, 2001. (File No. 000-30656).
10.9	Revolving Line of Credit Agreement for the amount of $1,000,000, dated October 30, 2002, between Apogee Technology, Inc. and Boston Private Bank and Trust Company.
23	Consent of Independent Accountants to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 333-61486 and No. 333-90558) of the consolidated financial statements which appear in this Annual Report on Form 10-KSB.
99.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the Principal Financial Officer.
99.2	Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer.

*
Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

        Where a document is incorporated by reference from a previous filing, the Exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

  (b)
  REPORTS ON FORM 8-K

        The Company filed a Current Report on Form 8-K dated December 4, 2002 in order to show the pro forma effect on its balance sheet from two private placements completed on November 5, 2003 and December 4, 2002, respectively.

ITEM 15.    CONTROLS AND PROCEDURES

        (a) Evaluation of Disclosure Controls and Procedures.    The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

        (b) Changes in Internal Controls.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC
Date: March 31, 2003	By:	/s/ HERBERT M. STEIN Name: Herbert M. Stein Title: President, Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the date indicated.

Name	Capacity	Date

/s/ HERBERT M. STEIN Herbert M. Stein	President, Chief Executive Officer and Chairman of the Board (principal executive officer)	March 31, 2003
/s/ DAVID SPIEGEL David Spiegel	Treasurer and Director (principal financial officer and principal accounting officer)	March 31, 2003
/s/ ANTON SCHRAFL Anton Schrafl	Director	March 31, 2003
/s/ SHERYL STEIN Sheryl Stein	Director	March 31, 2003
/s/ ALAN TUCK Alan Tuck	Director	March 31, 2003

ANNUAL REPORT ON FORM 10-KSB

LIST OF FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2002

APOGEE TECHNOLOGY, INC.
NORWOOD, MASSACHUSETTS

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Apogee Technology, Inc.

        We have audited the accompanying consolidated balance sheet of Apogee Technology, Inc. and Subsidiary as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apogee Technology, Inc. and Subsidiary as of December 31, 2002 and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

New York, New York
February 7, 2003

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$994,296
Accounts receivable, net of allowance for doubtful accounts of $25,000	2,030,492
Inventories	138,702
Prepaid expenses	102,772

Total current assets	3,266,262

Property and equipment, net of accumulated depreciation of $307,381	139,332

Other assets
Digital Amplifier patents, net of amortization of $84,005	93,256

$3,498,850

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$999,919
Current maturities of capital lease obligations	16,514

Total current liabilities	1,016,433
Capitalized lease obligations—net of current maturities	3,462

Total liabilities	1,019,895

Stockholders' equity
Common stock, $.01 par value; 20,000,000 shares authorized, 5,370,585 issued and outstanding	53,706
Additional paid-in capital	13,599,926
Accumulated deficit	(11,174,677)

Total stockholders' equity	2,478,955

$3,498,850

See accompanying notes and independent auditor's report

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2002	2001
Revenues
Product sales	$3,618,536	$269,328
Royalties	1,182,015	250,000
License fee	—	1,420,000
Consulting	260,387	242,063

	5,060,938	2,181,391

Costs and expenses
Product sales	2,471,783	203,797
Research and development	1,741,348	1,142,364
Selling, general and administrative	1,934,599	1,777,022

	6,147,730	3,123,183

Loss before other income (expense)	(1,086,792)	(941,792)

Other income (expense)
Interest income	26,968	58,630
Interest expense	(5,515)	(11,424)

	21,453	47,206

Net loss	$(1,065,339)	$(894,586)

Basic and diluted loss per common share	$(0.20)	$(0.18)

Weighted average common shares outstanding—basic and diluted	5,254,952	5,019,507

See accompanying notes and independent auditor's report

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit
	Shares	Dollars			Total
Balances at December 31, 2000	4,981,523	$49,815	$10,362,328	$(9,214,752)	$1,197,391
Net loss	—	—	—	(894,586)	(894,586)
Issuances of stock	231,528	2,315	2,436,818	—	2,439,133

Balances at December 31, 2001	5,213,051	52,130	12,799,146	(10,109,338)	2,741,938
Net loss	—	—	—	(1,065,339)	(1,065,339)
Issuances of stock	157,534	1,576	800,780	—	802,356

Balances at December 31, 2002	5,370,585	$53,706	$13,599,926	$(11,174,677)	$2,478,955

See accompanying notes and independent auditor's report

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2002	2001
Cash flows from operations
Net loss	$(1,065,339)	$(894,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,738	108,123
Change in operating assets and liabilities:
Accounts receivable	(1,797,937)	(177,831)
Inventory	281,345	(420,047)
Prepaid expenses	(50,902)	78,101
Accounts payable and accrued expenses	470,210	263,194

Net cash used in operating activities	(2,056,885)	(1,043,046)

Cash flows from investing activities
Purchases of equipment	(51,573)	(81,174)
Patent costs	(53,652)	(30,672)

Net cash used in investing activities	(105,225)	(111,846)

Cash flows from financing activities
Proceeds from issuances of common stock	802,356	2,439,133
Repayments of capital lease obligations	(33,128)	(28,309)

Net cash provided by financing activities	769,228	2,410,824

(Decrease) increase in cash and cash equivalents	(1,392,882)	1,255,932
Cash and cash equivalents—beginning	2,387,178	1,131,246

Cash and cash equivalents—ending	$994,296	$2,387,178

See accompanying notes and independent auditor's report.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

Notes to consolidated financial statements

December 31, 2002 and 2001

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

  Revenue Recognition

        Revenue from product sales is recognized upon the shipment of merchandise.

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

  Stock Options

        At December 31, 2002, the Company has an incentive stock option plan described more fully in Note 11.

        The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting For Stock-Based Compensation" (FAS 123). It applies APB Opinion No. 25, "Accounting For Stock Issued To Employees", and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for certain options granted in 2001 as discussed in Note 11.

        The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

	Year Ended December 31,
	2002	2001
Net loss, as reported	$(1,065,339)	$(894,586)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards*	(1,277,085)	(517,123)

Pro-forma net loss**	$(2,342,424)	$(1,411,709)

Loss per share:
As reported, basic and diluted	$(0.20)	$(0.18)

Pro-forma, basic and diluted	$(0.45)	$(0.28)

*
All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994—awards for which the fair value was required to be measured under FAS 123.

**
For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. Pro forma information regarding earnings and per share information is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model for years subsequent to 2000 with the following weighted-average assumptions for 2002 and 2001, respectively: risk-free interest rates ranging from 3.70% to 5.42% and 4.41% to 5.28%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 1.24 and 0.77; and a weighted-average expected life of the option of approximately 7.5 years. Prior to 2001, the fair value of the options were valued using the minimum value method.

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

        In August 2001, the Financial Accounting Standards Board approved Statement No. 143 (FAS 143) "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" which is required to be adopted in fiscal years beginning after December 15, 2001. FAS 143 establishes accounting standards for the recognition of and measurement of an asset retirement obligation and its associated asset retirement cost.

        In August 2001, the Financial Accounting Standards Board approved Statement No. 144 (FAS 144) "Impairment of Long-Lived Assets" which is required to be adopted in fiscal years beginning after December 15, 2001. FAS 144 requires (among other matters) that in cases where undiscounted expected cash flows associated with long-lived assets are less than their carrying value, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of such assets.

        The adoption of FAS 142, 143 and 144 did not have a material effect on the Company's results of operations or financial position.

3. Inventories

        The major classifications of inventories are as follows at December 31, 2002:

Raw materials	$33,441
Finished goods	105,261

$138,702

4. Property and Equipment

        Property and equipment at December 31, 2002 are comprised of the following:

Equipment	$384,872
Furniture and fixtures	38,887
Leasehold improvements	22,954

446,713
Less accumulated depreciation	(307,381)

$139,332

        The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives
Equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

5. Bank Line of Credit

        On October 30, 2002, the Company obtained a $1 million discretionary bank line-of-credit, which expires on August 31, 2003. Any borrowings under the line are due on demand. Borrowings are limited to the lesser of $1 million or the sum of 75% of eligible domestic accounts receivable and 80% of eligible foreign accounts receivable. The bank, at its discretion, may make additional advances up to $500,000, exclusive of the formula, but may not exceed $1 million. The line is secured by the Company's assets and has been personally guaranteed by two of the Company's officers/directors. Interest is payable monthly at the bank's base rate plus one percent per annum (5.25% at December 31, 2002). No amounts are outstanding under the line of credit at December 31, 2002.

6. Capital Lease Obligations

        The Company leases certain furniture and equipment under capital leases. Future minimum lease payments for assets under capital leases at December 31, 2002 are as follows:

2003	$17,833
2004	3,410

Total minimum lease payments	21,243
Less amount representing interest	(1,267)

Present value of minimum lease payments	19,976
Less current maturities	(16,514)

$3,462

        At December 31, 2002, the Company had net assets under capital leases of $19,098 included in property and equipment in the accompanying balance sheet.

7. Stockholders' Equity

  Private Placements

        In November 2002, the Company completed a private placement for 83,334 shares of common stock at $6.00 per share. Proceeds received were $500,004. Additionally, in December 2002, pursuant to a second private placement, the Company issued 55,000 shares of common stock at $5.00 per share. Total proceeds from this private placement amounted to $275,000 in December 2002 with an additional 5,000 shares of common stock being issued in February 2003 for a total private placement of 60,000 shares for $300,000.

        In December 2001, the Company completed a private placement of 207,828 shares of common stock at $11.50 per share. Proceeds received were $2,390,022.

  Stock Options

        The Company issued 11,200 and 23,700 shares of common stock during 2002 and 2001, respectively, for options exercised by certain employees and directors. The shares were issued at prices ranging from $0.50 per share to $3.38 in 2002 and $0.50 to $4.15 per share in 2001. Proceeds from options amounted to $7,352 and $32,276 in 2002 and 2001, respectively.

  Other

        In January 2000, the Company in connection with a private placement, issued warrants to purchase one-fifth share of common stock at $2.50 per share. The warrants expire five years from the date of the subscription. During 2002, the Company issued 8,000 shares of common stock as a result of exercised warrants. Proceeds received were $20,000. As of December 31, 2002 and 2001, there were outstanding 232,500 and 272,500 warrants to purchase 46,500 and 54,500 shares of common stock, respectively.

        In May 2001, the shareholders approved an Amendment to the Certificate of Incorporation increasing the number of authorized shares of the Company's common stock from 9,000,000 shares to 20,000,000 shares.

8. Related Party Transactions

        The Company rents its facility from one of its stockholders for $4,400 per month ($3,600 per month prior to October 2001) pursuant to a lease expiring in September 2003. Rent paid to this stockholder aggregated $52,800 and $45,600 for 2002 and 2001, respectively.

9. Development and License Agreements

        In February 2001, the Company entered into a license agreement with ST Microelectronics NV ("ST") of the Netherlands. The agreement calls for ST to use certain intellectual property rights owned or controlled by the Company to commercialize and sell related products utilizing such technology. In consideration for this license, ST paid to the Company a one-time license fee of $1.6 million in cash and a $400,000 credit for future design services. This agreement has no expiration date, however, either party may cancel the agreement upon certain advance notices as defined in the agreement. $180,000 of the $1.6 million of license fee income was initially deferred as the Company was obligated to perform future consulting services relating to the development of a portion of the products to be created using the licensed technology and supporting services relating to the licensed technology. During the year ended December 31, 2001, the Company fulfilled this obligation and recognized this deferral in its entirety. Total consulting revenue under this agreement amounted to $246,987 and $242,063 in 2002 and 2001, respectively. The Company also received royalties of $1,182,015 and $250,000 in 2002 and 2001, respectively based on certain formulas, as defined in the agreement. The $400,000 credit portion of the license fee is associated with future development activities of the Company and will not be recognized in income before that happens. When the $400,000 amount is recognized in income, it will simultaneously be charged to research and development costs. During 2002, $220,000 of the credit for future design services has been recognized in income and classified as consulting revenue in the statement of operations. No credit was recognized during 2001.

        In August 1999, the Company signed a licensing agreement with ALST, a strategic partnership between Altec Lansing Technology, Inc. ("Altec") and STMicroelectronics. The Company was to receive a royalty on sales of all products incorporating the Company's DDX technology as well as consulting income on collaborative development work. The royalty obligation under the ALST agreement was superseded in February 2001 with the signing of the STMicroelectronics Agreement whereby STMicroelectronics agreed to assume all royalty obligations to the Company under the ALST agreement. In January 2002, the agreement was cancelled as ALST ceased operations. No revenues were earned under this agreement during 2001.

10. Concentrations

        During the years ended December 31, 2002 and 2001, approximately 61% and 83% of the Company's product sales were derived from three and four customers, respectively.

        Three of the Company's major customers accounted for approximately 80% of the total accounts receivable balance at December 31, 2002.

        Approximately 64% of the Company's product sales for the year ended December 31, 2002 were to customers in the Far East.

        The Company maintains accounts with financial institutions. Balances usually exceed the maximum coverage provided by the Federal Deposit Insurance Corporation on insured depositor accounts.

        Two of the Company's major vendors accounted for approximately 95% of total purchases for the year ended December 31, 2002.

11. Stock Options

        In May 2000, the Company adopted an incentive stock option plan for employees, directors and consultants. The Company's board of directors authorized a maximum of 300,000 shares of common stock for issuance under the plan, which in 2001 was increased to 1,050,000 shares and further increased in 2002 to 1,550,000 shares. Pursuant to the plan, the board may grant options to employees, directors, or consultants at its discretion. Options granted under the plan to less than 10% and greater than 10% stockholders are to be for 100% and 110%, respectively, of the fair value of the common stock on the date of the grant, and expire 10 and 5 years, respectively, from the date of the grant.

        A summary of the status of the Company's stock options as of December 31, 2002 and 2001 and changes during the years ended on that date is presented below.

	Shares	2002 Weighted Average Exercise Price	Shares	2001 Weighted Average Exercise Price
Outstanding—beginning of year	818,400	$8.71	405,500	$2.99
Granted	267,500	10.76	485,500	12.68
Exercised	(11,200)	(0.66)	(23,700)	(1.38)
Expired	—	—	—	—
Cancelled	(63,500)	(12.67)	(48,900)	(4.25)

Outstanding—end of year	1,011,200	$9.09	818,400	$8.71

Weighted average fair value of options granted during year		$9.53		$9.33

        The Company granted a total of 267,500 and 485,000 in options under the 1997 Incentive Stock Options Plan during 2002 and 2001, respectively, to certain directors, employees and a consultant. Vesting generally occurs ratably over a five-year period beginning one year from the date of grant. During 2001, 2,500 options were granted to a consultant in lieu of payment for services rendered. As a result, these options were fully vested at the date of grant, and the fair market value of these options ($16,385) was charged to operations.

        The following table summarizes information about options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50–9.00	335,200	5.77	$1.93	234,400	$1.16
$5.25–15.25	676,000	5.91	12.65	142,900	12.63

Total at December 31, 2002	1,011,200	5.87	$9.09	377,300	$5.51

12. Loss Per Common Share

        Basic and diluted loss per common share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during each year, which totaled 5,254,952 and 5,019,507 shares for 2002 and 2001, respectively. The assumed exercise of outstanding warrants and stock options for diluted loss per common share was not applicable because their effect was antidilutive.

13. Employee Retirement 401(k) Plan

        The Company sponsors a 401(k) retirement plan for the benefit of its employees. The plan imposes no contribution requirement or liability upon the Company. Plan participation is voluntary and unconditional to all employees over 18 and plan contributions are discretionary to the limits allowed by the Internal Revenue Code and are immediately 100% vested. There were no employer contributions during 2002 and 2001.

14. Tax Loss Carryforwards

        The Company has federal net operating loss carryforwards at December 31, 2002, totaling approximately $11,740,000, expiring through the year 2022.

        The Company's net losses result in no current tax benefit. The deferred tax assets arising from net operating loss carryforwards amounted to approximately $4,666,000 at December 31, 2002, and were fully offset by a valuation allowance as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This represents an increase of $999,000 in the valuation allowance since December 31, 2001. The valuation allowance is based on an assessment at December 31, 2002 that it is more likely than not that the net operating loss carryover will not be realized in the future. However, should the Company generate future income from licensing agreements and sales of products, resulting in taxable income, then the valuation allowance will be adjusted accordingly.

15. Supplemental Cash Flow Information

        Interest paid during 2002 and 2001 amounted to $5,514 and $11,424, respectively.

  Supplemental Disclosure of Noncash Financing and Investing Activities

	2002	2001
Furniture and equipment financed through capital leases	$—	$17,760

16. Litigation Settlement

        On December 3, 2002, a lawsuit with Acoustic Technology, Inc ("ATI") was dismissed following agreement by the parties. This lawsuit alleged that the Company interfered with ATI's noncompete agreement with a former employee and violated the Massachusetts statutes on unfair and deceptive trade practices and trade secrets by hiring the former employee.

QuickLinks

PART I
RISKS RELATED TO OUR BUSINESS
RISKS RELATED TO OUR INTELLECTUAL PROPERTY
RISKS RELATING TO OUR COMMON STOCK
PART II
PART III
SIGNATURES
LIST OF FINANCIAL STATEMENTS YEAR ENDED DECEMBER 31, 2002
INDEPENDENT AUDITOR'S REPORT
APOGEE TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET
APOGEE TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
APOGEE TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
APOGEE TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
APOGEE TECHNOLOGY, INC. AND SUBSIDIARY Notes to consolidated financial statements December 31, 2002 and 2001