Form 10QSB
period 2003-03-31
APOGEE TECHNOLOGY INC
filed 2003-05-14
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-30656

APOGEE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3005815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

129 MORGAN DRIVE, NORWOOD, MASSACHUSETTS 02062
(Address of principal executive offices)

(781) 551-9450
(Issuer’s telephone number, including area code)

NOT APPLICABLE.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

State the number of shares of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of May 9, 2003, there were 5,381,585 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐ No  ☒

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
QUARTER ENDED MARCH 31, 2003

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2003	DECEMBER 31, 2002
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$613,341	$994,296
Accounts receivable, net of allowance for doubtful accounts of $30,000 in 2003 and $25,000 in 2002	2,467,679	2,030,492
Inventories	219,819	138,702
Prepaid expenses and other assets	103,843	102,772

Total current assets	3,404,682	3,266,262

Property and equipment, net of accumulated depreciation of $325,525 in 2003 and $307,381 in 2002	134,752	139,332

Other assets
Digital amplifier patents, net of accumulated amortization of $88,371 in 2003 and $84,005 in 2002	92,043	93,256

	$3,631,477	$3,498,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,236,760	$999,919
Current maturities of capital lease obligations	13,420	16,514

Total current liabilities	1,250,180	1,016,433

Capitalized lease obligations - net of current maturities	1,679	3,462

Total liabilities	1,251,859	1,019,895

Stockholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized, 5,381,585 and 5,370,585 issued and outstanding in 2003 and 2002, respectively	53,816	53,706
Additional paid-in capital	13,639,816	13,599,926
Accumulated deficit	(11,314,014)	(11,174,677)

Total stockholders’ equity	2,379,618	2,478,955

	$3,631,477	$3,498,850

The accompanying notes are an integral part of these condensed consolidated financial statement.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED MARCH 31,
	2003	2002
Revenues
Product sales	$1,519,593	$286,049
Royalties	319,999	121,965
Consulting	—	13,400
	1,839,592	421,414

Costs and expenses
Product sales	1,068,244	212,657
Research and development	356,480	393,212
Selling, general and administrative	556,879	591,646
	1,981,603	1,197,515

Loss before other income (expense)	(142,011)	(776,101)

Other income (expense)
Interest expense	(499)	(2,086)
Interest income	3,173	9,190
	2,674	7,104

Net loss	(139,337)	(768,997)

Accumulated deficit - beginning	(11,174,677)	(10,109,338)

Accumulated deficit - ending	$(11,314,014)	$(10,878,335)

Basic and diluted loss per common share	$(0.03)	$(0.15)

Weighted average common shares outstanding - basic and diluted	5,374,985	5,223,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2003	2002
Cash flows from operations
Net loss	$(139,337)	$(768,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	5,000	5,000
Depreciation and amortization	22,510	23,888
Changes in operating assets and liabilities:
Accounts receivable	(442,187)	(176,501)
Inventories	(81,117)	4,264
Prepaid expenses	(1,071)	8,302
Accounts payable and accrued expenses	236,841	(175,961)

Net cash used in operating activities	(399,361)	(1,080,005)

Cash flows from investing activities
Purchases of property and equipment	(13,564)	(9,455)
Patent costs	(3,153)	(23,101)

Net cash used in investing activities	(16,717)	(32,556)

Cash flows from financing activities
Proceeds from issuances of common stock	40,000	8,000
Repayment of capital lease obligations	(4,877)	(8,698)

Net cash provided by (used in) financing activities	35,123	(698)

Decrease in cash and cash equivalents	(380,955)	(1,113,259)

Cash and cash equivalents - beginning	994,296	2,387,178

Cash and cash equivalents - ending	$613,341	$1,273,919

The accompanying notes are an integral part of these condensed consolidated financial statement.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

1.                         Basis of Presentation

The condensed consolidated interim financial statements have been prepared in accordance with the requirements of Regulation S-B and with the instructions to Form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.  The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2003.  These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2002.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements include the accounts of Apogee Technology, Inc. and its wholly owned inactive subsidiary, DUBLA, Inc. (collectively the “Company”).  All significant intercompany transactions and accounts have been eliminated.

The Company is engaged in the development, design and marketing of digital amplifier technology and related sales of semi-conductor chips.  The Company is presently focused on computer based audio and entertainment media applications derived from its all-digital amplifier design trademarked as Direct Digital Amplification (DDX®).

2.                        Pro Forma Information – Stock Options

The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (FAS123).  It applies APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for certain options granted in 2001.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS123 to stock-based employees compensation.

	Three Months Ended March 31,
	2003	2002

Net loss, as reported	$(139,337)	$(768,997)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards*	(396,215)	(115,327)

Pro-forma net loss**	$(535,552)	$(884,324)

	Three Months Ended March 31,
	2003	2002

Loss per share:

As reported, basic and diluted	$(0.03)	$(0.15)

Pro-forma, basic and diluted	$(0.10)	$(0.17)

*                            All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 - awards for which the fair value was required to be measured under FAS 123.

**                    For purposes of pro-forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period.  Pro-forma information regarding earnings and per share information is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model for years subsequent to 2000.  Prior to 2001, the fair value of the options were valued using the minimum value method.

3.                         Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  The major classifications of inventories are as follows at period end:

	March 31, 2003	December 31, 2002
	(Unaudited)

Raw materials	$23,127	$33,441
Finished goods	196,692	105,261

	$219,819	$138,702

4.                         Bank Line of Credit

On October 30, 2002, the Company obtained a $1 million discretionary bank line-of-credit, which expires on August 31, 2003. Any borrowings under the line are due on demand. Borrowings are limited to the lesser of $1 million or the sum of 75% of eligible domestic accounts receivable and 80% of eligible foreign accounts receivable. The bank, at its discretion, may make additional advances up to $500,000, exclusive of the formula, but may not exceed $1 million. The line is secured by the Company’s assets and has been personally guaranteed by two of the Company’s officers/directors.  Interest is payable monthly at the bank’s base rate plus one percent per annum. No amounts are outstanding under the line of credit at March 31, 2003.

5.                         Stockholders’ Equity

Private Placements

During the three months ended March 31, 2003, the Company completed a 2002 private placement of 60,000 shares of common stock at $5 per share with the issuance of the final 5,000 shares of common stock in February 2003.  Proceeds received were $25,000.

Stock Options

During the three months ended March 31, 2003, the Board of Directors awarded options to purchase 382,650 shares at exercise prices ranging from $5.42 to $8.65, to certain employees and directors.  These options were granted under the 1997 Incentive Stock Option Plan.  The options vest over five years beginning at the first anniversary date of the grant.

Other

The Company also issued 6,000 shares of common stock as a result of exercised warrants during the quarter. The exercise price was $2.50 per share.

6.                         License Agreement

On February 7, 2001, the Company signed an exclusive license agreement with ST Microelectronics NV (“ST”) of the Netherlands.  The agreement calls for ST to use certain intellectual property rights owned or controlled by the Company to commercialize and sell related products utilizing such technology.  In consideration for this license, ST paid to the Company a one-time license fee of $1.6 million in cash and a $400,000 credit for future design services.  The Company will also receive royalties based on certain formulas, as defined in the agreement.  This agreement has no expiration date, however, either party may cancel the agreement upon certain advance notices as defined in the agreement.  The $400,000 credit portion of the license fee is associated with future development activities of the Company and will not be recognized in income before that happens.  When the $400,000 amount is recognized in income, it will simultaneously be charged to research and development costs.

In prior years the Company has recognized $220,000 of the credit for future design services. During the quarter ended March 31, 2003 the Company did not recognize any such income.

7.                         Concentrations

During the three months ended March 31, 2003, approximately 92% of the Company’s product sales were derived from three customers (53%, 28% and 11%, respectively).

Five of the Company’s major customers accounted for approximately 98% of the total accounts receivable balance at March 31, 2003.

Approximately 99% of the Company’s product sales for the three months ended March 31, 2003 were to customers in Asia.

The Company maintains accounts with financial institutions.  Balances usually exceed the maximum coverage provided by the Federal Deposit Insurance Corporation on insured depositor accounts.

Two of the Company’s major vendors accounted for approximately 98% of total purchases for the three months ended March 31, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three- month periods ended March 31, 2003 and March 31, 2002 should be read in conjunction with the Company’s Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled “Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price” as well as other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company does not intend to update any such forward-looking statements.

INTRODUCTION

The Company designs, develops and markets semiconductor products and integrated circuits (ICs) incorporating the company’s patented Direct Digital Amplification (DDX®) technology. DDX-based IC products are used in a range of audio applications including:  home theater systems, powered speakers, car audio, commercial audio, and PC multi-media. Under a licensing agreement with STMicroelectronics NV (ST), the Company is developing and providing intellectual property to be used in royalty bearing products produced by ST.  In addition, the Company is working under a development agreement with ST to develop and market new semiconductor products that leverage Apogee’s DDX technology and ST’s intellectual property and semiconductor design, development and manufacturing capability.  ST is currently shipping five royalty bearing DDX-based semiconductor products. The Company has developed and is marketing eight different DDX-based semiconductor products and has additional products in development. The Company markets DDX products using a worldwide network of direct sales staff, independent sales representatives and distributors.  The Company generates revenue from the sale of DDX-based semiconductor chips and related products as well as royalties earned under the licensing agreement with ST signed in February 2001. The Company incurred a net loss of approximately $139,300 for the three months ended March 31, 2003, as compared to a net loss of approximately $769,000 for the three months ended March 31, 2002. The lower net loss for the three-month period ended March 31, 2003 was the result of increased revenue from the sales of the Company’s semi-conductor products as well as increased royalties earned under the ST licensing agreement.  As of March 31, 2003, the Company had an accumulated deficit of approximately $11.3 million, as compared to a deficit of approximately $11.2 million as of December 31, 2002. Of this accumulated deficit, approximately $4 million was attributable to the Company’s now defunct loudspeaker business, which was discontinued in 1994. The Company’s net losses and accumulated deficit (since 1995) result primarily from research costs associated with the Company’s efforts to develop and market its DDX technology.

As of March 31, 2003, the Company had 27 employees, up from 22 as of March 31, 2002.

During the three-month period ended March 31, 2003, three customers represented, in the aggregate, approximately 92% of product revenue.  The Company utilizes a network of sales representatives and distributors, as well as a sales office in Hong Kong, to support the Company’s sales and marketing activities on a worldwide basis.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three-month periods ended March 31, 2003 and March 31, 2002 have been derived from the Company’s financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three Months ended March 31,
	2003	2002
Statement of Operations Data:
Revenue	$1,839,592	$421,414
Costs and expenses	1,981,603	1,197,515
Other income (expense)	2,674	7,104
Net Profit (Loss)	$(139,337)	$(768,997)

Shares Outstanding	5,381,585	5,228,051

Balance Sheet Data:
Total Assets	$3,631,477	$2,379,095
Stockholders’ equity	$2,379,619	$1,980,941
Profit (Loss) per share (basic and diluted)	$(0.03)	$(0.15)

RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain revenue and expense items.  The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

	For the Three Months Ended March 31,
	2003	2002

Product Sales	82.60%	67.88%
Royalties	17.40	28.94
Consulting	0.00	3.18

Cost of Sales	58.07	50.46
Research and Development	19.38	93.31
Sales, General and Administrative	30.27	140.40

Operating Loss	(7.72)%	(184.17)%
Other Income (Expense)	0.15	1.69
Net Loss	(7.57)%	(182.48)%

Quarterly Period Ended March 31, 2003 compared with Quarterly Period Ended March 31, 2002.

Revenues

The Company derives its revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to manufacturers or to distributors that are fulfilled from the Company’s warehouses in Hong Kong and/or Norwood, Massachusetts, net of returns; (2) royalty revenue, which consists of royalties paid by STMicroelectronics under the terms of the licensing agreement signed in February 2001 and (3) consulting revenue.

Total revenue increased by approximately 336% or $1.4 million to $1.8 million for the three months ended March 31, 2003 from $421,400 for the three months ended March 31, 2002.

Revenues from the sale of the Company’s products, consisting of semiconductor IC’s as well as DDX evaluation and reference boards, increased by 431% or $1.2 million to $1.5 million for the three months ended March 31, 2003 from $286,000 for the three months ended March 31, 2002. This increase in Product Revenue was primarily due to growth in the sale of the Company’s semiconductor products particularly in Asia.

Revenue from non-product related items accounted for approximately 17% of total revenue for the three months ended March 31, 2003, compared to revenue for non-product related items of approximately 32% of total revenue for the same period in 2002.  Revenue from non-product items increased approximately 136% or $184,600 to approximately $320,000 for the three months ended March 31, 2003 from $135,400 for the three months ended March 31, 2002.  During the three months ended March 31, 2003, the Company recorded net royalty payments under the ST agreement of approximately $320,000, compared to royalty payments of $122,000 for the same period in 2002.

Total Revenue for the Three Months Ended March 31, 2003 and 2002 consisted of:

	2003	2002
Product Revenue	$1,519,593	$286,049
Royalties	319,999	121,965
Consulting	-0-	13,400

Total:	$1,839,592	$421,414

Cost of Revenue

Cost of revenue was approximately $1.1 million for the three months ended March 31, 2003 compared to approximately $212,700 for the same period in 2002. Cost of Revenue includes cost of purchasing finished semiconductor chips and costs associated with assembly, test and shipping of those products as well as customs and storage fees associated with warehousing a large portion of the Company’s semiconductor products in Asia.  This increase in the cost of revenue is primarily attributable to costs relating to increased sales of the Company’s semiconductor products as well as the establishment of a warehousing facility in Asia.  For the three months ended March 31, 2003, the Company recorded a gross margin of 30% from product sales compared to a gross margin of 26% for the same period in 2002.  The Company anticipates that the cost of revenue will continue to increase in dollar amounts as the Company continues increasing its product sales.

Research and Development (“R&D”) Expenses

Research and development expenses consist primarily of salaries and related expenses in the design, development and technical support of the Company’s products as well as direct support to current and potential customers in the development of consumer products utilizing DDX semiconductor products.  Research and development expenses decreased approximately 9% or $36,700 to $356,500 for the three months ended March 31, 2003, compared to approximately $393,200 for the same period in 2002.  This decrease was related to the elimination of the use of third party consultants.  Human resources increased 7.6% or $23,400 to $329,800 for the three months ended March 31, 2003 compared to $306,400 for the same period in 2002.  During the three months ended March 31, 2003 the Company’s research and development team consisted of 16 engineers and technical support staff compared to 15 for the same period in 2002.  The Company continues to invest in the development of its next generation IC’s as well as the continued support to the Company’s customers and potential customers.  During the first quarter of 2003 the Company completed and released two new semiconductor products, the DDX-8228 Controller IC and the DDX2050 Power IC.  These devices were developed to meet the needs of the lower power multi-channel audio applications.  Due to the technical nature of the Company’s products, engineering and design support are critical parts of the Company’s strategy during both the development of its products and the support to its customers from product design to final production.  Management anticipates that it will continue to commit resources to research, development and design activities.  It expects these expenses to increase, but to decline as a percentage of revenue.

Selling, General and Administrative (“SG&A”) Expenses

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and sales of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses include costs of the Hong Kong sales office, opened in April 2002.  General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. The change in SG & A, described below, was attributable principally to an increase in travel and support to the Company’s Hong Kong Office offset by a decrease in professional fees as well as a reduction in domestic human resources.  SG&A expenses decreased approximately 6% or $34,700 to $556,900 for the three months ended March 31, 2003 compared to $591,600 for the same period in 2002.  Human resource costs decreased approximately 13% or $27,800 to approximately $194,000 for the three months ended March 31, 2003, compared to $221,800 during the same period in 2002.  Travel expense increased approximately 17% or $9,800 to $68,600 for the three months ended March 31, 2003 compared to $58,800 for the same period in 2002.  This increase was primarily due to increased travel to the Far East predominantly for customer design and support.  Professional expenses decreased approximately 55% or $93,100 to $77,300 for the three months ended March 31, 2003 compared to $170,400 for the same period in 2002.  For the three months ended March 31, 2003, combined legal and accounting expenses decreased approximately 77% or $110,900 to $33,700, compared to $144,600 for the three months ended March 31, 2002.  Sales support increased approximately 432% or $90,600 to $111,600 for the three months ended March 31, 2003 compared to $21,000 for the same period in 2002.  This increase reflects the opening of the Company’s Hong Kong office in April 2002 and the continued utilization of a sales consultant in Taiwan.  The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods as the Company expands its sales channels, marketing efforts and administrative infrastructure, but to decline as a percentage of revenue.

Interest Income (Expense)

Interest income, net of expense, includes income from the Company’s cash and cash equivalents and from investments and expenses related to its financing activities. During the three months ended March 31, 2003, the Company generated net interest income of approximately $2,700 compared to net interest income of approximately $7,100 during the same period in 2002.  The decrease in  net interest income for the three-month period ended March 31, 2003 was primarily due to use of funds and lower interest rates on cash and short-term investments.

Net Profit (Loss)

The Company’s net loss for the three months ended March 31, 2003 was approximately $139,300 or $.03 per basic and diluted common share, compared to a loss of approximately $769,000 or $.15 per basic and diluted common share for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal source of liquidity at March 31, 2003 consisted of approximately $613,000 in cash and short-term investments and no debt.  This compares to approximately $994,300 in cash and cash equivalents at December 31, 2002.  This decrease in cash was due to financing of the Company’s $2.5 million in Accounts Receivable as well as working capital requirements.

Net cash used in operations during the three-month period ended March 31, 2003 was approximately $399,400 compared to approximately $1,080,000 in the three-month period ended March 31, 2002.  As of March 31, 2003, inventory was approximately $219,800 compared to inventory of approximately $416,000 as of March 31, 2002.  Net accounts receivable was approximately $2.5 million at March 31, 2003, up from approximately $404,000 as of March 31, 2002.  This increase in accounts receivable was due to increased shipments of the Company’s semiconductor products during the first quarter of 2003.  As of March 31, 2003, five major customers accounted for approximately 98% of the total accounts receivable balance. The Company increased its reserve against bad debts to $30,000 as of March 31, 2003 from $25,000 as of December 31, 2002.  The Company believes this reserve is sufficient at this time as a significant percentage of the Company’s receivables are secured by letters of credit.

Net cash used in investing activities for the three months ended March 31, 2003 was approximately $16,700, compared to approximately $32,600 for the three months ended March 31, 2002.

Net cash provided by financing activities for the three months ended March 31, 2003 was approximately $35,100, compared to under $1,000 used in financing activities for the three months ended March 31, 2002.  During the three-month period ended March 31, 2003, the Company received $15,000 net in cash from the exercise of warrants as well as $25,000 as final payment on a private placement from December 2002.  During the period ended March 31, 2002, the Company received $8,000 in cash from the exercise of options by two employees.  The Company believes that cash flow from operations and the amounts available under its working capital line of credit, secured in October 2002, are sufficient to support operations and fund capital equipment requirements over the next twelve months.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company maintains allowances for estimated excess or obsolete inventories based on the Company’s review of inventory levels, projected future sales and comparison of actual manufacturing costs to standard costs. If actual market conditions are less favorable than those projected by management, additional allowances may be required. Property, plant and equipment, patents, trademarks and other intangible assets are amortized over their estimated useful lives. Useful lives are based on management’s estimates over the period that such assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Future adverse changes in market conditions or poor operating results of underlying capital investments or intangible assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

As of March 31, 2003, we had an accumulated deficit of approximately $11.3 million. Of this amount, approximately $4 million was generated by the Company’s former loudspeaker subsidiary, Apogee Acoustics, Inc., which discontinued

operations in 1995.  We incurred net losses of approximately $139,300 for the three months ended March 31, 2003, $1,065,000 for the year ended December 31, 2002, $895,000 for the year ended December 31, 2001, $1.9 million in 2000 and $1.1 million in 1999.  We may continue to incur net losses and generate negative cash flow in the future.  We will need to continue to generate revenue to achieve and sustain profitability and positive cash flow.  Our ability to generate future revenue and achieve and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section.  If we are unable to achieve or maintain profitability, our share price would likely decline.

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

During the three months ended March 31, 2003, the Company derived approximately 92% of its product revenues from three customers.  The loss of any of the company’s customers would have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company intends to diversify its customer base in the coming months in order to reduce its dependence on a small number of customers.  The Company may not be able to succeed in these efforts.

OUR BUSINESS IS CONCENTRATED IN A LIMITED NUMBER OF MARKETS AND ANY SIGNIFICANT CHANGE IN THESE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

Approximately 69% of the Company’s product sales for the three months ended March 31, 2003 were to customers in the Far East (China, Hong Kong, Japan and Korea). The recent outbreak of Severe Acute Respiratory Syndrome (SARS) may have an adverse effect on our future sales in this region. In addition, a significant percentage of the Company’s product sales are to manufacturers producing DVD Receivers. This is a new consumer electronic product with a limited sales history. The Company intends to develop new markets in order to diversify the market applications of its products.

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

WE MAY REQUIRE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND RESEARCH AND DEVELOPMENT.

Because we have historically had losses and only a limited amount of cash has been generated from operations, we have funded our operating activities to date primarily from the sale of securities. We will likely require additional capital in the future, which may be in the form of additional sales of securities. The additional capital may not be readily available to us on favorable terms, if at all. The sale of securities will result in dilution to our current stockholders’ ownership in the Company.

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

IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

We may not be successful in recruiting and retaining executive officers and other key management and technical personnel. The competition for employees with the necessary high level of technical expertise to design and market our products is intense, particularly in eastern Massachusetts. We will need to hire a number of additional technical personnel if we are to increase the rate at which we develop new products. Because competition for highly skilled technical personnel is so intense, companies in Apogee’s industry are subject from time to time to complaints brought by competitors alleging interference with contractual relations or wrongful hiring of employees. Such lawsuits may be costly, may divert management attention and resources from the operation of our business, and may therefore adversely affect our financial condition and results of operations.  In addition, the loss of the management and technical expertise of our senior management could seriously harm us.

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

Our products are based on recently developed technology and are manufactured using state-of-the-art manufacturing processes. Our approach to product qualification and testing may not fully evaluate or identify product characteristics or defects that could adversely affect the product’s ability to operate in the intended application. If such defects or characteristics are discovered after installation, product revenue might be significantly delayed and our ability to maintain existing customers and to retain new customers may be seriously affected.

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

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS DISPUTES WHICH COULD DIVERT MANAGEMENT’S ATTENTION AND COULD BE COSTLY.

The semiconductor and consumer audio industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business. For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular products from the market or necessitating that specific products offered for sale or under development be redesigned.

Irrespective of the validity or successful assertion of various claims of infringement, misappropriation or misuse of other parties’ proprietary rights, we would likely incur significant costs and diversion of our management and personnel resources with respect to the defense of such claims, which could seriously harm our business. If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights. We cannot be sure that under such circumstances a license would be available on commercially reasonable terms, if at all. Moreover, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non- disclosure of such intellectual property. We cannot be sure that the steps taken by us to prevent our, or our customers’, misappropriation or infringement of the intellectual property will be successful.

RISKS RELATING TO OUR COMMON STOCK

FACTORS UNRELATED TO OUR BUSINESS COULD NEGATIVELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. We expect that the market price of our Common Stock will fluctuate as a result of variations in our quarterly operating results, or for other reasons that are not related to the performance of our business. These fluctuations may be exaggerated if the trading volume of our Common Stock is low. In addition, due to the technology-intensive nature of our business, the market price for our Common Stock may rise and fall in response to various factors including:

•        announcements of technological innovations or new products, or competitive developments;

•        investor perceptions and expectations regarding our or our competitors’ products;

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

As of March 31, 2003 our executive officers and directors owned approximately fifty-seven percent (57.26%) of the outstanding shares of Common Stock of the Company. Accordingly, such persons have sufficient voting power to control the outcome of matters that are put to a stockholder vote, including the election of a majority of the board of directors, and any merger, consolidation or sale of all or substantially all of our assets, and also have control over our management and affairs. As a result of such voting power, these stockholders will be able to control the outcome of corporate actions, including proxy contests, mergers involving us, tender offers, open market purchase programs or other purchases of Common Stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock. This concentration of ownership could also adversely affect our stock’s market price.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include: cash, cash equivalents, accounts receivable and accounts payable.  At March 31, 2003, the carrying value of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

Although the Company’s sales are predominately to international markets, the Company believes that it does not have material foreign currency exchange rate risk since international sales are in U.S. dollars and material purchases from foreign suppliers are typically also denominated in U.S. dollars.  Additionally, the functional currency of the Company’s foreign sales office is the U.S. dollar.

It is the Company’s policy not to enter into derivative financial instruments for speculative purposes.

ITEM 4 – CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13-14 (c) and 15d-14 (c)) as of a date within ninety days before the filing date of this quarterly report.  Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company’s current disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company was made known to them by others, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

(b)         Changes in Internal Controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls.  Accordingly, no corrective actions were required or undertaken.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Not applicable.

ITEM 2 - CHANGES IN SECURITIES

On March 6, 2003, 6,000 shares of the Company’s Common Stock were issued to an investor as a result of the exercise of warrants issued pursuant to a Stock Subscription Agreement in a private placement dated January 25, 2000.  The exercise price for these shares was $2.50 per share.  The exemption from registration relied upon was Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On February 12, 2003, 5,000 shares of the Company’s Common Stock were issued to an investor pursuant to Stock Subscription Agreement in a private placement in December 2002.  The aggregate purchase price for these shares was $5.00 per share.  The exemption from registration relied upon was Rule 506 under Regulation D promulgated under Section 4(2) of the Securities Act.

On January 21, 2003, the Company granted options to two directors to purchase up to 50,000 shares each of the Company’s Common Stock at an exercise price of $5.42 per share under the 1997 Employee, Director and Consultant Stock Option Plan (the “Plan”).

On February 3, 2003, the Company granted options to employees to purchase up to an aggregate of 120,150 shares of the Company’s Common Stock at an exercise price of $7.00 per share, under the Plan.

On March 18, 2003, the Company granted options to employees and directors to purchase up to an aggregate of 62,500 shares of the Company’s Common Stock at an exercise price of $8.65 per share, under the Plan.

On March 27, 2003, the Company granted options to an employee to purchase up to 100,000 shares of the Company’s Common Stock at an exercise price of $8.16 per share, under the Plan.

On March 31, 2003, the Board of Directors, subject to stockholder approval, authorized an increase in shares available under the Plan from 1,550,000 to 2,050,000.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)             Exhibits:

See Exhibit Index

(b)            Reports on Form 8-K:

There were no reports on Form 8-K filed in the three months ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

Date: May 14, 2003	By:	/s/Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board, President and Chief Executive Officer

Date: May 14, 2003	By:	/s/David Spiegel
Name: David Spiegel
Title: Treasurer (principal financial officer and principal accounting officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Herbert M. Stein, certify that:

1.                                       I have reviewed this quarterly report on Form 10-QSB of Apogee Technology, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b)             Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Herbert M. Stein
Herbert M. Stein, Chairman of the Board, President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David Spiegel, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of Apogee Technology, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b.              Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ David Spiegel
David Spiegel
Treasurer (principal financial officer and principal accounting officer)

FORM-10QSB
MARCH 31, 2003

EXHIBIT INDEX

Exhibit Number	Description

99.1	Statement Pursuant to Section 906 the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings