Form 10QSB
period 2003-06-30
APOGEE TECHNOLOGY INC
filed 2003-08-14
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of August 8, 2003, there were 5,453,085 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
QUARTER ENDED JUNE 30, 2003

PART I-FINANCIAL INFORMATION

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2003	DECEMBER 31, 2002
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$870,570	$994,296
Accounts receivable, net of allowance for doubtful accounts of $35,000 in 2003 and $25,000 in 2002	3,307,482	2,030,492
Inventories	833,886	138,702
Prepaid expenses and other current assets	162,131	102,772
Total current assets	5,174,069	3,266,262

Property and equipment, net of accumulated depreciation of $342,061 in 2003 and $307,381 in 2002	128,915	139,332

Other assets
Digital amplifier patents, net of accumulated amortization of $93,607 in 2003 and $84,005 in 2002	90,418	93,256
	$5,393,402	$3,498,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,051,421	$999,919
Bank line of credit	400,000	—
Deposit for common stock to be issued	300,000	—
Current maturities of capital lease obligations	9,517	16,514
Total current liabilities	2,760,938	1,016,433

Capitalized lease obligations - net of current maturities	564	3,462
Total liabilities	2,761,502	1,019,895

Stockholders’ equity
Common stock, $.01 par value;
20,000,000 shares authorized, 5,393,085 and 5,370,585 issued and outstanding in 2003 and 2002, respectively	53,931	53,706
Additional paid-in capital	13,650,451	13,599,926
Accumulated deficit	(11,072,482)	(11,174,677)
Total stockholders’ equity	2,631,900	2,478,955
	$5,393,402	$3,498,850

The Accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Revenues
Product sales	$2,685,292	$1,059,452	$4,204,885	$1,345,501
Royalties	347,335	278,969	667,334	400,934
Consulting	—	26,471	—	39,871

	3,032,627	1,364,892	4,872,219	1,786,306

Costs and expenses
Product sales	1,864,686	705,586	2,932,927	918,243
Research and development	373,261	405,627	729,741	798,839
Selling, general and administrative	553,479	470,799	1,110,360	1,062,445

	2,791,426	1,582,012	4,773,028	2,779,527

Income (loss) before other income (expense)	241,201	(217,120)	99,191	(993,221)

Other income (expense)
Interest expense	(1,350)	(1,628)	(1,849)	(3,714)
Interest income	1,680	8,816	4,853	18,006

	330	7,188	3,004	14,292

Net income (loss)	241,531	(209,932)	102,195	(978,929)

Accumulated deficit - beginning	(11,314,013)	(10,878,335)	(11,174,677)	(10,109,338)

Accumulated deficit - ending	$(11,072,482)	$(11,088,267)	$(11,072,482)	$(11,088,267)

Basic and diluted income (loss) per common share	$0.04	$(0.04)	$0.02	$(0.19)

Weighted average common shares outstanding - basic and diluted	5,387,123	5,241,229	5,381,088	5,232,577

The Accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED JUNE 30,
	2003	2002
Cash flows from operations
Net income (loss)	$102,195	$(978,929)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for doubtful accounts	10,000	10,000
Depreciation and amortization	44,282	48,742
Changes in operating assets and liabilities:
Accounts receivable	(1,286,990)	(1,161,204)
Inventories	(695,184)	122,327
Prepaid expenses and other current assets	(59,359)	6,990
Accounts payable and accrued expenses	1,051,502	444,720

Net cash used in operating activities	(833,554)	(1,507,354)

Cash flows from investing activities
Purchases of property and equipment	(24,263)	(16,603)
Patent costs	(6,764)	(33,364)

Net cash used in investing activities	(31,027)	(49,967)

Cash flows from financing activities
Proceeds from issuances of common stock	50,750	32,852
Deposit for common stock to be issued	300,000	—
Proceeds from bank line of credit	400,000	—
Repayment of capital lease obligations	(9,895)	(17,857)

Net cash provided by financing activities	740,855	14,995

Decrease in cash and cash equivalents	(123,726)	(1,542,326)

Cash and cash equivalents - beginning	994,296	2,387,178

Cash and cash equivalents - ending	$870,570	$844,852

The Accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2002

1.                        Basis of Presentation

The condensed consolidated interim financial statements have been prepared in accordance with the requirements of Regulation S-B and with the instructions to Form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.  The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2003.  These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2002.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements include the accounts of Apogee Technology, Inc. (“Technology”), and its wholly owned inactive subsidiary, DUBLA, Inc. (collectively the “Company”).  All significant intercompany transactions and accounts have been eliminated.

The Company is engaged in the development, design and marketing of digital amplifier technology and related sales of semi-conductor chips.  The Company is presently focused on computer based audio and entertainment media applications derived from its all-digital amplifier design trademarked as Direct Digital Amplification (DDX®).

2.                        Pro-forma Information - Stock Options

The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, “Accounting For Stock-Based Compensation” (FAS 123).  It applies APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for certain options granted in 2001.

The following table illustrates the effect on net income/(loss) and income/(loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

		Six Months Ended June 30,
		2003	2002

Net income (loss), as reported		$102,195	$(978,929)

Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards *	(864,213)	(576,344)

Pro-forma net loss **		$(762,018)	$(1,555,273)

	Six Months Ended June 30,
	2003	2002

Income (loss) per share:

As reported, basic and diluted	$0.02	$(0.19)

Pro-forma, basic and diluted	$(0.15)	$(0.30)

		Three Months Ended June 30,
		2003	2002

Net income (loss), as reported		$241,531	$(209,932)

Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards *	(467,998)	(328,453)

Pro-forma net loss **		$(226,467)	$(538,385)

Income (loss) per share:

As reported, basic and diluted		$0.04	$(0.04)

Pro-forma, basic and diluted		$(0.04)	$(0.11)

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

3.                        Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  The major classifications of inventories are as follows at period end:

	June 30, 2003	December 31, 2002
	(Unaudited)

Raw materials	$23,692	$33,441
Finished goods	810,194	105,261

	$833,886	$138,702

4.                        Bank Line of Credit

On October 30, 2002, the Company obtained a $1 million discretionary bank line-of-credit, which expires on August 31, 2003.  Any borrowings under the line are due on demand. Borrowings are limited to the lesser of $1 million or the sum of 75% of eligible domestic accounts receivable and 80% of eligible foreign accounts receivable.  The bank, at its discretion, may make additional advances up to $500,000, exclusive of the formula, but may not exceed $1 million.  The line is secured by the Company’s assets and has been personally guaranteed by two of the Company’s officers/directors.  Interest is payable monthly at the bank’s base rate plus one percent per annum.  At June 30, 2003 borrowings outstanding under this line amounted to $400,000.

5.                        Stockholders’ Equity

Stock Options

The Company’s shareholders approved the Board of Directors’ recommendation for an increase in the amount of common stock for issuance under the Company’s 1997 Incentive Stock Option Plan from 1,500,000 shares to 2,050,000 shares during the quarter ended June 30, 2003.

During the three months ended June 30, 2003 the Board of Directors awarded options to purchase 9,000 shares at exercise prices ranging from $6.85 to $7.53, to certain employees.  These options were granted under the 1997 Incentive Stock Option Plan.  The options vest over five years beginning at the first anniversary of the date of grant.

Other

During the second quarter of 2003, 9,000 shares of common stock were issued as a result of exercised stock options at an exercise price of $0.50 per share. The Company also issued 2,500 shares of common stock as a result of exercised warrants during the quarter.  The exercise price was $2.50 per share.

In June 2003, the Company received $300,000 for common stock that was issued in July 2003.

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

In prior years the Company recognized $220,000 of the credit for future design services.  During the quarter and six months ended June 30, 2003 the Company did not recognize any such income.

7.                        Concentrations

During the quarter and six months ended June 30, 2003, approximately 84% and 79% of the Company’s product sales were derived from four and three customers, respectively.

Four of the Company’s major customers accounted for approximately 86% of the total accounts receivable balance at June 30, 2003.

Approximately 99% of the Company’s product sales for the quarter and six months ended June 30, 2003 were to customers in Asia.

The Company maintains accounts with financial institutions.  Balances usually exceed the maximum coverage provided by the Federal Deposit Insurance Corporation on insured depositor accounts.

Two major vendors accounted for approximately 99% of the Company’s purchases for the quarter and six months ended June 30, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three- and six-month periods ended June 30, 2003 and June 30, 2002 should be read in conjunction with the Company’s Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled “Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price” as well as other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company does not intend to update any such forward-looking statements.

INTRODUCTION

The Company designs, develops and markets semiconductor products or integrated circuits (ICs) incorporating the company’s patented Direct Digital Amplification (DDX®) technology. DDX-based IC products are used in a range of audio applications including:  home theater systems, powered speakers, car audio, commercial audio, and PC multi-media. Under a licensing agreement with STMicroelectronics NV (ST), the Company is developing and providing intellectual property to be used in royalty bearing products produced by ST.  In addition, the Company is working under a development agreement with ST to develop and market new semiconductor products that leverage Apogee’s DDX technology and ST’s intellectual property and semiconductor design, development and manufacturing capability. In 2003 the Company initiated the commercialization of proprietary power supply technology which it expects to license and market as an integrated module. The Company markets its products using a worldwide network of direct sales staff, independent sales representatives and distributors.  The Company generates revenue from the sale of DDX-based semiconductor chips and related products as well as royalties earned under the licensing agreement with ST signed in February 2001. The Company recorded a net profit of approximately $241,500 and $102,200 for the three and six months ended June 30, 2003, as compared to a net loss of approximately $209,900 and $978,900 for the three and six months ended June 30, 2002. The net profit for the three and six months ended June 30, 2003 was the result of increased revenue from the sales of the Company’s semi-conductor products as well as increased royalties earned under the ST licensing agreement.  As of June 30, 2003, the Company had an accumulated deficit of approximately $11.1 million, as compared to a deficit of approximately $11.2 million at December 31, 2002. Of this accumulated deficit, approximately $4 million was attributable to the Company’s now defunct loudspeaker business, which was discontinued in 1994. The Company’s net losses and accumulated deficit (since 1995) result primarily from research costs associated with the Company’s efforts to develop and market its DDX technology.

As of June 30, 2003, the Company had 28 employees, up from 24 as of June 30, 2002.

During the three-month period ended June 30, 2003, four customers represented, in the aggregate, approximately 84% of product revenue.  The Company utilizes a network of sales representatives and distributors, as well as a sales office in Hong Kong, to support the Company’s worldwide sales and marketing activities.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three- and six-month periods ended June 30, 2003 and June 30, 2002 have been derived from the Company’s financial statements.  Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2003	2002	2003	2002
Statement of Operation Data:
Revenue	$3,032,627	$1,364,892	$4,872,219	$1,786,306
Costs and expenses	2,791,426	1,582,012	4,773,028	2,779,527
Other Income (expenses)	330	7,188	3,004	14,292
Net Profit (Loss)	$241,531	$(209,932)	$102,195	$(978,929)

Shares Outstanding	5,393,085	5,242,251	5,393,085	5,242,251

Balance Sheet Data:
Total Assets	$5,393,402	$2,805,537	$5,393,402	$2,805,537
Stockholders’ equity	$2,631,900	$1,795,861	$2,631,900	$1,795,861
Profit (Loss) per share (basic and diluted)	$0.04	$(0.04)	$0.02	$(0.19)

RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain revenue and expense items.  The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Product Sales	88.55%	77.62%	86.30%	75.32%
Royalties	11.45	20.44	13.70	22.45
Consulting	0.00	1.94	0.00	2.23

Cost of Sales	61.49	51.70	60.20	51.41
Research and Development	12.31	29.72	14.97	44.72
Sales, General and Administrative	18.25	34.49	22.79	59.48

Operating Profit (Loss)	7.95%	(15.91)%	2.04%	(55.61)%

Other Income (Expense)	0.01	0.53	0.06	0.80
Net Profit (Loss)	7.96%	(15.38)%	2.10%	(54.81)%

Revenue

The Company derives its revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to manufacturers or to distributors, (2) royalty revenue, which consists of royalties paid by STMicroelectronics under the terms of the licensing agreement signed in February 2001 and (3) consulting income.

Total revenue increased by approximately 122% or $1.6 million to $3.0 million for the three months ended June 30, 2003 from $1.4 million for the three months ended June 30, 2002.  Total revenue increased approximately 173% or $3.1 million for the six months ended June 30, 2003 to $4.9 million up from $1.8 million for the same period in 2002.

Revenue from the sale of the Company’s products, consisting of semiconductor IC’s, as well as, DDX evaluation and reference boards, increased by approximately 153% or $1.6 million to $2.7 million for the three months ended June 30, 2003 from $1.1 million for the three months ended June 30, 2002 and by approximately 213% or $2.9 million to $4.2 million for the six months ended June 30, 2003 as compared to $1.3 million for the same period in 2002. This increase in product revenue was primarily due to growth in the sale of the Company’s semiconductor products.

Revenue from non-product related items accounted for approximately 11% and 14% of total revenue for the three and six months ended June 30, 2003, respectively, compared to revenue for non-product related items of approximately 22% and 25% of total revenue for the same periods in 2002.  During the three months and six months ended June 30, 2003, the Company recorded net royalty payments under the ST agreement of approximately $347,300 and $667,300, compared to royalty payments of $279,000 and $400,900 for the same periods in 2002, representing an increase of approximately 25% and 66% for the respective periods.

Total Revenue for the Three and Six Months Ended June 30, 2003 and 2002 consisted of:

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2003	2002	2003	2002
Product Revenue	$2,685,292	$1,059,451	$4,204,885	$1,345,501
Royalties	347,335	278,969	667,334	400,934
Consulting	—	26,471	—	39,871

Total:	$3,032,627	$1,364,891	$4,872,219	$1,786,306

Cost of Revenue

Cost of revenue was approximately $1.9 million and $3.0 million for the three and six months ended June 30, 2003, respectively, compared to approximately $705,000 and $918,000 for the same periods in 2002. Cost of revenue includes cost of purchasing finished semiconductor chips as well as customs and storage fees.  This increase in the cost of revenue is primarily attributable to costs relating to increased sales of the Company’s semiconductor products, as well as the establishment of a warehousing facility in Asia.  For the three and six months ended June 30, 2003, the Company recorded a gross margin of approximately 31% and 30%, respectively, from product sales compared to a gross margin of 33% and 32%, respectively, for the same periods in 2002.  The Company anticipates that the cost of revenue will continue to increase in dollar amounts as the Company continues increasing its product sales, but to decline as a percentage of revenue.

Research and Development (“R&D”) Expenses

Research and development expenses consist primarily of salaries and related expenses in the design, development and technical support of the Company’s products as well as direct support to current and potential customers in the development of consumer products utilizing DDX semiconductor products.  Research and development expenses decreased to approximately $373,200 and $729,700 for the three months and six months ended June 30, 2003, compared to approximately $405,600 and $798,800 for the same periods in 2002.  This decrease of approximately $32,400 or 8.0% and $69,100 or 8.7%, respectively, was related to the reduction in use of third party consultants.  Costs related to human resources for R & D increased to approximately $345,400 and $675,200 from $312,000 and $618,500 for the three months and nine months ended June 30, 2003, an increase of approximately 10.7% and 9.2%, respectively.  The Company continues to invest in the development of its next generation IC’s, as well as, the continuation of support to both existing and potential customers.  Due to the technical nature of the Company’s products, engineering and design support are critical parts of the Company’s strategy during both the development of its products and the support to its customers from product design to final production.  Management anticipates that it will continue to commit resources to research, development and design activities.  It expects these expenses to increase, but to decline as a percentage of revenue as revenue increases.

Selling, General and Administrative (“SG&A”) Expenses

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and sales of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses include costs of its Hong Kong sales office, opened in April 2002.  General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. The change in SG & A, described below, was attributable principally to support the Company’s Hong Kong Office, increased human resource costs and commissions paid to distributors and representatives on increased product revenue, offset by a decrease in professional fees, travel expenses and general administrative costs.  SG&A expenses were approximately $553,500 and $1,110,400 for the three months and six months ended June 30, 2003, compared to approximately $470,800 and $1,062,400 for the same periods in 2002, an increase of approximately $82,700 or 17.6% and $48,000 or 4.5%, respectively.  Human resource costs increased approximately $77,700 and $109,500 to approximately $242,800 and $496,300 during the three months and six months ended June 30, 2003 compared to $165,100 and $386,800 during the same period in 2002, an increase of 47% and 28%, respectively.  This increase was primarily due to higher compensation, as well as, an increase in staffing at the Hong Kong office.  At June 2003 the Hong Kong office employed five individuals, up from three employees at June 2002.  Approximately $58,400 and $119,000 of the human resource expense for the three and six months ended June 30, 2003 was related to staffing the Hong Kong Office.  This compared to approximately $30,300 and $30,300 for the same period in 2002.  Commissions on product sales increased $51,100 or 94% and $41,500 or 64% to $105,700 and $106,300 for the three and six months ended June 30, 2003, compared to $54,600 and $64,800 for the same periods in 2002.  As the Company expands its sales presence with additional sales representatives worldwide, this number is expected to continue to increase.  Travel expense decreased approximately 45% or $27,000 and 23% or 26,900 to $32,300 and $90,800 for the three and six months ended June 30, 2003 compared to $59,000 and $117,800 for the same period in 2002.  The Company believes that this decrease was related to the SARS epidemic in Asia.  With the SARS epidemic under control, it is anticipated that these numbers will increase in order to assist with new customer designs and support of existing designs.  Professional expenses decreased approximately 43% or $36,000 and 51% or $129,100 to $46,900 and $124,200 for the three and six months ended June 30, 2003 compared to $82,800 and $253,200 for the same periods in 2002.  For the three and six months June 30, 2003, combined legal and accounting expenses decreased approximately 86% or $42,000 and 79% or $152,600, respectively, to $7,000 and $40,800 for the three and six months ended June 30, 2003 from $49,100 and $193,400 for the same periods in 2002.  The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods as the Company expands its sales channels, marketing efforts and administrative infrastructure, but to decline as a percentage of revenue.

Interest Income (Expense)

Interest income, net of expense, includes income from the Company’s cash and cash equivalents and from investments and expenses related to its financing activities.  During the three and six months ended June 30, 2003, the company generated net interest income of approximately $300 and $3,000 compared to net interest income of approximately $7,200 and $14,300 during the same periods in 2002.  The decrease in net interest income for the three- and six-month periods ended June 30, 2003 was primarily due to use of funds and lower interest rates on cash and short-term investments.

Net Profit (Loss)

The Company reported a net profit of approximately $241,500 or $.04 per basic and diluted common stock per share for the three- month period ended June 30, 2003.  For the six months ended June 30, 2003, the Company reported a net profit of approximately $102,200 or $.02 per basic and diluted common share.  This compares to a loss of approximately $210,000 or $.04 per basic and diluted common share and $980,000 or $.19 per basic and diluted common share, respectively, for the three- and six-month periods ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal source of liquidity at June 30, 2003 consisted of approximately $870,600 in cash and short-term investments and $400,000 in short-term financing.  This compares to approximately $994,300 in cash and cash equivalents at December 31, 2002.  This decrease in cash was due to financing of the Company’s $3.3 million in accounts receivable, inventory of $833,900 and working capital requirements.

Net cash used in operations during the six-month period ended June 30, 2003 was approximately $833,600 compared to approximately $1,507,400 in the six-month period ended June 30, 2002.  As of June 30, 2003, inventory was approximately $833,900 compared to inventory of approximately $297,700 as of June 30, 2002.  Net accounts receivable was approximately $3.3 million at June 30, 2003, up from approximately $1.4 million as of June 30, 2002.  This increase in accounts receivable was due to increased shipments of the Company’s semiconductor products during the first two quarters of 2003.  As of June 30, 2003, four major customers accounted for approximately 86% of the total accounts receivable balance. The Company increased its reserve against bad debts to $35,000 as of June 30, 2003 from $25,000 as of December 31, 2002.  The Company believes this reserve is sufficient at this time as a significant percentage of the Company’s receivables are secured by letters of credit.

Net cash used in investing activities for the six months ended June 30, 2003 was approximately $31,000, compared to approximately $50,000 for the six months ended June 30, 2002.

Net cash provided by financing activities for the six months ended June 30, 2003 was approximately $740,900, compared to $15,000 provided by financing activities for the six months ended June 30, 2002.  During the three-month period ended June 30, 2003, the Company received $6,250 net in cash from the exercise of warrants, $4,500 from the exercise of options by two employees and $300,000 as deposit for a private placement completed July 25, 2003.  During the three-month period ended June 30, 2002, the Company received $20,000 in cash from the exercise of warrants and $4,852 from the exercise of options by two employees.  The Company believes that cash flow from operations and the amounts available under its working capital line of credit, obtained in October 2002, are sufficient to support operations and fund capital equipment requirements over the next twelve months.

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

CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND OUR COMMON STOCK PRICE.

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-QSB. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by Law.

RISKS RELATED TO OUR BUSINESS

WE HAVE HAD A HISTORY OF LOSSES AND MAY NOT BE ABLE TO SUSTAIN PROFITABILITY.

As of June 30, 2003, we had an accumulated deficit of approximately $11.1 million. Of this amount, approximately $4 million was generated by the Company’s former loudspeaker subsidiary, Apogee Acoustics, Inc., which discontinued operations in 1994.  We recorded a net profit of approximately $241,500 and $102,200 for the three- and six-month periods ended June 30, 2003.  The Company recorded net losses of $1,065,000 for the year ended December 31, 2002, $895,000 in 2001, $1.9 million in 2000 and $1.1 million in 1999.  We may continue to incur net losses and generate negative cash flow in the future.  We will need to continue to generate revenue to sustain profitability and positive cash flow.  Our ability to generate future revenue and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section.  If we are unable to maintain profitability, our share price would likely decline.

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

During the six months ended June 30, 2003, the Company derived approximately 79% of its product revenues from three customers.  The loss of any of the company’s customers would have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company intends to diversify its customer base in the coming months in order to reduce its dependence on a small number of customers.  The Company may not be able to succeed in these efforts.

OUR BUSINESS IS CONCENTRATED IN A LIMITED NUMBER OF MARKETS AND ANY SIGNIFICANT CHANGE IN THESE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

Approximately 99% of the Company’s product sales for the six months ended June 30, 2003 were to customers in Asia.  The recent outbreak of Severe Acute Respiratory Syndrome (SARS) has had an adverse effect on our sales in this region and it may continue to do so unless the outbreak remains under control. In addition, a significant percentage of the Company’s product sales are to manufacturers producing DVD Receivers, the largest consumer product ever.  This is a new consumer electronic product with a limited sales history.  The Company intends to develop new markets in order to diversify the market applications of its products.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

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

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS DISPUTES WHICH COULD DIVERT MANAGEMENT’S ATTENTION AND COULD BE COSTLY.

The semiconductor and consumer audio industries are characterized by vigorous protection and pursuit of intellectual property rights. From time to time, we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business.  For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular products from the market or necessitating that specific products offered for sale or under development be redesigned.

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

BECAUSE A LIMITED NUMBER OF PERSONS, INCLUDING DIRECTORS AND EXECUTIVE OFFICERS, OWN A SUBSTANTIAL PERCENTAGE OF OUR COMMON STOCK, SUCH PERSONS WILL BE ABLE TO INFLUENCE CORPORATE DECISIONS IN A WAY THAT MAY BE DETRIMENTAL TO OTHER STOCKHOLDERS.

As of June 30, 2003 our executive officers and directors owned approximately forty-five percent (45.83%) of the outstanding shares of Common Stock of the Company.  Accordingly, such persons have sufficient voting power to substantially influence the outcome of matters that are put to a stockholder vote, including the election of a majority of the board of directors, and any merger, consolidation or sale of all or substantially all of our assets, and also have control over our management and affairs.  As a result of such voting power, these stockholders will be able to influence the outcome of corporate actions, including proxy contests, mergers involving us, tender offers, open market purchase programs or other purchases of Common Stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock.  This concentration of ownership could also adversely affect our stock’s market price.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include: cash, cash equivalents, accounts receivable and accounts payable.  At June 30, 2003, the carrying value of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13-15 (e) and 15d-15 (e)) as of the end of the period covered by this quarterly report.  Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company’s current disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company was made known to them by others, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

(b)         Changes in Internal Controls.  There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES

On May 1, 2003, 4,000 shares of the Company’s Common Stock were issued to an employee as a result of the exercise of certain options pursuant to the Company’s 1997 Employee, Director and Consultant Stock Option Plan (the “Plan”).  The exercise price for these shares was $.50 per share.

On May 13, 2003, 5,000 shares of the Company’s Common Stock were issued to an employee as a result of the exercise of certain options pursuant to the Company’s plan.  The exercise price for these shares was $.50 per share.

On June 25, 2003, 2,500 shares of the Company’s Common Stock were issued to an investor as a result of the exercise of warrants issued pursuant to a Stock Subscription Agreement in a private placement dated January 25, 2000.  The exercise price for these shares was $2.50 per share.  The exemption from registration relied upon was Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On May 27, 2003, the Company granted options to an employee to purchase up to 5,000 shares each of the Company’s Common Stock at an exercise price of $6.85 per share under plan.

On June 9, 2003, the Company granted options to an employee to purchase up to 4,000 shares of the Company’s Common Stock at an exercise price of $7.53 per share, under the Plan.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 27, 2003.  The following matters were voted upon:

(1)          Ms. Sheryl B. Stein was elected by more than a plurality of the shares entitled to vote at the meeting to serve as a Director of the Company to hold office until the annual meeting of the Corporation in 2006.  This proposal was approved with 4,450,529 votes for the proposal, 322,600 votes against the proposal and no abstentions.

(2)          The shareholders approved an increase in the aggregate number of shares for which stock options may be granted under the Plan from 1,550,000 to 2,050,000 shares.  This proposal was approved with 3,131,181 votes for the proposal, 346,755 votes against the proposal, no abstentions and 1,295,193 broker non-votes.

(3)          The shareholders ratified the appointment of Yohalem Gillman & Company, LLP as the independent public accountants for the Company.  This proposal was approved with 4,754,729 votes for the proposal, 5,200 votes against the proposal, and 13,200 abstentions and no broker non-votes.

Following the annual meeting, the Company’s Board of Directors consisted of:  Ms. Sheryl B. Stein, Mr. Herbert M. Stein, Mr. David Spiegel and Mr. Alan W. Tuck.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)             Exhibits:

See Exhibit Index

(b)            Reports on Form 8-K:

On June 10, 2003, the company furnished a current report on Form 8-K, under Item 9 of that form, reporting the filing of a complaint against Orange Investments, Ltd. and Jay Gregg.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

Date: August 14, 2003	By: /s/	Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board, President and Chief Executive Officer

Date: August 14, 2003	By: /s/	David Spiegel
Name: David Spiegel
Title: Treasurer (principal financial officer and principal accounting officer)

FORM-10QSB
JUNE 30, 2003

EXHIBIT INDEX

Exhibit Number	Description

31.1	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

31.2	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

32	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.