Form 10QSB
period 2003-09-30
APOGEE TECHNOLOGY INC
filed 2003-11-14
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of October 7, 2003, there were 5,638,610 shares of Common Stock, $.01 par value per share, outstanding on a pre-split basis.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
QUARTER ENDED SEPTEMBER 30, 2003

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$987,812	$994,296
Accounts receivable, net of allowance for doubtful accounts of $40,000 in 2003 and $25,000 in 2002	4,008,450	2,030,492
Inventories	974,011	138,702
Prepaid expenses and other current assets	196,634	102,772
Total current assets	6,166,907	3,266,262
Property and equipment, net of accumulated depreciation of $363,765 in 2003 and $307,381 in 2002	126,172	139,332
Other assets
Digital amplifier patents, net of accumulated amortization of $99,303 in 2003 and $84,005 in 2002	88,167	93,256
	$6,381,246	$3,498,850

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Bank line of credit	$400,000	$—
Accounts payable and accrued expenses	1,617,613	999,919
Current maturities of capital lease obligations	4,920	16,514
Total current liabilities	2,022,533	1,016,433
Capitalized lease obligations - net of current maturities	—	3,462
Total liabilities	2,022,533	1,019,895
Stockholders’ equity
Common stock, $.01 par value;
20,000,000 shares authorized, 5,577,785 and 5,370,585 issued and outstanding in 2003 and 2002, respectively	55,778	53,706
Additional paid-in capital	15,050,293	13,599,926
Accumulated deficit	(10,747,358)	(11,174,677)
Total stockholders’ equity	4,358,713	2,478,955
	$6,381,246	$3,498,850

The accompanying notes are an integral part of these condensed financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Revenues
Product sales	$2,626,292	$1,024,639	$6,831,177	$2,370,140
Royalties	488,739	492,576	1,156,073	893,510
Consulting	—	113,000	—	152,871
	3,115,031	1,630,215	7,987,250	3,416,521
Costs and expenses
Product sales	1,858,317	720,310	4,791,244	1,638,553
Research and development	433,941	483,165	1,163,682	1,282,004
Selling, general and administrative	494,113	412,098	1,604,473	1,474,543
	2,786,371	1,615,573	7,559,399	4,395,100
Income (loss) before other income (expense)	328,660	14,642	427,851	(978,579)

Other income (expense)
Interest expense	(7,060)	(1,131)	(8,909)	(4,846)
Interest income	3,524	5,634	8,377	23,641

	(3,536)	4,503	(532)	18,795

Net income (loss)	325,124	19,145	427,319	(959,784)

Accumulated deficit - beginning	(11,072,482)	(11,088,267)	(11,174,677)	(10,109,338)

Accumulated deficit - ending	$(10,747,358)	$(11,069,122)	$(10,747,358)	$(11,069,122)

Basic and diluted income (loss) per common share	$0.06	$0.00	$0.08	$(0.18)

Weighted average common shares outstanding - basic and diluted	5,457,434	5,234,751	5,406,816	5,233,310

The accompanying notes are an integral part of these condensed financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Cash flows from operations
Net income (loss)	$427,319	$(959,784)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for doubtful accounts	15,000	15,000
Depreciation and amortization	71,682	74,274
Changes in operating assets and liabilities:
Accounts receivable	(1,992,958)	(1,518,089)
Inventories	(835,309)	268,219
Prepaid expenses and other current assets	(94,262)	12,840
Accounts payable and accrued expenses	617,694	417,744

Net cash used in operating activities	(1,790,834)	(1,689,796)

Cash flows from investing activities
Purchases of property and equipment	(43,224)	(18,622)
Patent costs	(9,809)	(42,027)

Net cash used in investing activities	(53,033)	(60,649)

Cash flows from financing activities
Proceeds from issuances of common stock	1,452,439	32,852
Redemption of common stock	—	(5,500)
Proceeds from bank line of credit	400,000	—
Repayment of capital lease obligations	(15,056)	(27,511)

Net cash provided by (used in) financing activities	1,837,383	(159)

Decrease in cash and cash equivalents	(6,484)	(1,750,604)

Cash and cash equivalents - beginning	994,296	2,387,178

Cash and cash equivalents - ending	$987,812	$636,574

The accompanying notes are an integral part of these condensed financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2003 AND 2002

1.                                      Basis of Presentation

The condensed consolidated interim financial statements have been prepared in accordance with the requirements of Regulation S-B and with the instructions to Form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.  The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2003.  These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2002.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. (collectively the “Company”).  All significant intercompany transactions and accounts have been eliminated.

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

The following tables illustrates the effect on net income/(loss) and income/(loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.  The income (loss) per share information shown below has not been adjusted for the stock split referred to in note 5.

	Nine Months Ended September 30,
	2003	2002
Net income (loss), as reported	$427,319	$(959,784)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards *	(1,342,385)	(920,614)

Pro-forma net loss **	$(915,066)	$(1,880,398)

	Nine Months Ended September 30,
	2003	2002

Income (loss) per share:

As reported, basic and diluted	$0.08	$(0.18)

Pro-forma, basic and diluted	$(0.17)	$(0.36)

	Three Months Ended September 30,
	2003	2002

Net income, as reported	$325,124	$19,145

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards *	(476,480)	(344,270)

Pro-forma net loss **	$(151,356)	$(325,125)

Income (loss) per share:

As reported, basic and diluted	$0.06	$0.00

Pro-forma, basic and diluted	$(0.03)	$(0.06)

*                 All awards refer to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994 - awards for which the fair value was required to be measured under FAS 123.

**          For purposes of pro-forma disclosures, the estimated fair value of the options is amortized over the options’ vesting period.  Pro-forma information regarding earnings and per share information is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.  The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model for years subsequent to 2000.  Prior to 2001, the fair value of the options was valued using the minimum value method.

3.                                      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  The major classifications of inventories are as follows at period end:

	September 30, 2003	December 31, 2002
	(Unaudited)

Raw materials	$25,018	$33,441
Finished goods	948,993	105,261

	$974,011	$138,702

4.                                      Bank Line of Credit

On October 30, 2002, the Company obtained a $1 million discretionary bank line-of-credit, which expired on August 31, 2003.  During the current quarter the expiration date (for advances under the line) was extended to November 30, 2003.  Any borrowings under the line are due at the earlier of demand or December 1, 2003. Borrowings are limited to the lesser of $1 million or the sum of 75% of eligible domestic accounts receivable and 80% of eligible foreign accounts receivable.  The bank, at its discretion, may make additional advances up to $500,000, exclusive of the formula, but may not exceed $1 million.  The line is secured by the Company’s assets and has been personally guaranteed by two of the Company’s officers/directors.  Interest is payable monthly at the bank’s base rate plus one percent per annum.  At September 30, 2003, borrowings outstanding under this line amounted to $400,000.  In November 2003 the Company repaid the $400,000 under this line.

5.                                      Stockholders’ Equity

Private Placements (pre stock split)

In July 2003, the Company completed a private placement for 50,000 shares of common stock at $6.00 per share. Proceeds received were $300,000. Additionally, in May 2003 the Board of Directors approved a new private placement of 500,000 shares at $10.00 per share. In September 2003, pursuant to this private placement, the Company issued 100,000 shares of common stock for total proceeds of $1,000,000.

Stock Options (pre stock split)

During the three months ended September 30, 2003 the Board of Directors awarded options to purchase 17,500 shares at exercise prices ranging from $11.20 to $15.90, to certain employees.  These options were granted under the 1997 Employee, Director and Consultant Stock Option Plan.  The options vest over five years beginning at the first anniversary of the date of grant.

Other Stock Issuances (pre stock split)

During the third quarter of 2003, 4,700 shares of common stock were issued as a result of exercised stock options at exercise prices ranging from $1.25 to $11.05 per share. The Company also issued 30,000 shares of common stock as a result of exercised warrants during the quarter. The exercise price was $2.50 per share.

Stock Split

On August 12, 2003, the Board of Directors authorized a 2-for-1 stock split, in the form of a stock dividend, to stockholders of record on November 17, 2003.  Share and per-share amounts in the accompanying financial statements are presented on a pre-split basis.

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

In prior years the Company recognized $220,000 of the credit for future design services.  During the quarter and nine months ended September 30, 2003 the Company did not recognize any such income.

7.                                      Concentrations

During the quarter and nine months ended September 30, 2003, approximately 95% and 71% of the Company’s product sales were derived from six and three customers, respectively.

Three of the Company’s customers accounted for approximately 69% of the total accounts receivable balance at September 30, 2003.

Approximately 99% of the Company’s product sales for the quarter and nine months ended September 30, 2003 were to customers in Asia.

The Company maintains accounts with financial institutions.  Balances usually exceed the maximum coverage provided by the Federal Deposit Insurance Corporation on insured depositor accounts.

One vendor accounted for approximately 99% of the Company’s purchases for the quarter ended September 30, 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three- and nine-month periods ended September 30, 2003 and September 30, 2002 should be read in conjunction with the Company’s Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled “Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price” as well as other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002. The Company does not intend to update any such forward-looking statements.

INTRODUCTION

The Company designs, develops and markets semiconductor products or integrated circuits (ICs) incorporating the Company’s patented Direct Digital Amplification (DDX®) technology. DDX-based IC products are used in a range of audio applications including:  home theater systems, powered speakers, car audio, commercial audio, and PC multi-media. Under a licensing agreement with STMicroelectronics NV (ST), the Company is developing and providing intellectual property to be used in royalty bearing products produced by ST.  In addition, the Company is working under a development agreement with ST to develop and market new semiconductor products that leverage Apogee’s DDX technology and ST’s intellectual property and semiconductor design, development and manufacturing capability. In 2003 the Company initiated the commercialization of a proprietary power supply technology which it expects to license and market as an integrated module. The Company markets its products using a worldwide network of direct sales staff, independent sales representatives and distributors.  The Company generates revenue from the sale of DDX-based semiconductor chips and related products as well as royalties earned under the licensing agreement with ST signed in February 2001. The Company recorded a net profit of approximately $325,100 and $427,300 for the three and nine months ended September 30, 2003, as compared to a net profit of approximately $19,000 for the three months ended September 30, 2002 and a net loss of approximately $960,000 for the nine months ended September 30, 2002. The net profit for the three and nine months ended September 30, 2003 was the result of revenue from the sales of the Company’s semi-conductor products as well as royalties earned under the ST licensing agreement.  As of September 30, 2003, the Company had an accumulated deficit of approximately $10.7 million, as compared to a deficit of approximately $11.2 million at December 31, 2002. Of this accumulated deficit, approximately $4 million was attributable to the Company’s now defunct loudspeaker business, which was discontinued in 1994. The Company’s net losses and accumulated deficit (since 1995) result primarily from research costs associated with the Company’s efforts to develop and market its DDX technology.  As of September 30, 2003, the Company had 29 employees, up from 25 as of September 30, 2002.

During the three-month period ended September 30, 2003, six customers represented, in the aggregate, approximately 95% of product revenue.  The Company utilizes a network of sales representatives and distributors, as well as a sales office in Hong Kong, to support the Company’s worldwide sales and marketing activities.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three- and nine-month periods ended September 30, 2003 and September 30, 2002 have been derived from the Company’s financial statements.  Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2003	2002	2003	2002
Statement of Operation Data:
Revenue	$3,115,031	$1,630,215	$7,987,250	$3,416,521
Costs and expenses	2,786,371	1,615,573	7,559,399	4,395,100
Other Income (expenses)	(3,536)	4,503	(532)	18,795
Net Profit (Loss)	$325,124	$19,145	$427,319	$(959,784)

Shares Outstanding (Pre Split)	5,577,785	5,232,251	5,577,785	5,232,251

Balance Sheet Data:
Total Assets	$6,381,246	$2,782,552	$6,381,246	$2,782,552
Stockholders’ equity	$4,358,713	$1,809,506	$4,358,713	$1,809,506
Profit (Loss) per share (basic and diluted) (Pre-split)	$0.06	$0.00	$0.08	$(0.18)

RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain revenue and expense items.  The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes thereto that appear elsewhere in this report.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Product Sales	84.31%	62.85%	85.53%	69.38%
Royalties	15.69	30.22	14.47	26.15
Consulting	0.00	6.93	0.00	4.47

Cost of Sales	59.66	44.18	59.99	47.96
Research and Development	13.93	29.64	14.57	37.52
Sales, General and Administrative	15.86	25.28	20.09	43.16

Operating Profit (Loss)	10.55%	0.90%	5.35%	(28.64)%

Other Income (Expense)	(0.11)	0.27	(0.01)	0.55
Net Profit (Loss)	10.44%	1.17%	5.34%	(28.09)%

Revenue

The Company derives its revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to manufacturers or to distributors, (2) royalty revenue, which consists of royalties paid by STMicroelectronics under the terms of the licensing agreement signed in February 2001 and (3) consulting income.

Total revenue increased by approximately 93.8% or $1.5 million to $3.1 million for the three months ended September 30, 2003 from $1.6 million for the three months ended September 30, 2002.  Total revenue increased approximately 135.3% or $4.6 million for the nine months ended September 30, 2003 to approximately $8.0 million up from $3.4 million for the same period in 2002.

Revenue from the sale of the Company’s products, consisting of semiconductor IC’s, as well as, DDX evaluation and reference boards, increased by approximately 160% or $16 million to $2.6 million for the three months ended September 30, 2003 from $1.0 million for the three months ended September 30, 2002 and by approximately 183.3% or $4.4 million to $6.8 million for the nine months ended September 30, 2003 as compared to $2.4 million for the same period in 2002. This increase in product revenue was primarily due to growth in the sale of the Company’s semiconductor products.

Revenue from non-product related items accounted for approximately 16% and 14% of total revenue for the three and nine months ended September 30, 2003, respectively, compared to revenue from non-product related items of approximately 37% and 31% of total revenue for the same periods in 2002.  During the three months and nine months ended September 30, 2003, the Company recorded net royalty payments under the ST agreement of approximately $488,700 and $1,156,100, compared to royalty payments of $492,600 and $893,500 for the same periods in 2002.  For the nine months ended September 30, 2003 royalties increased by approximately $262,600 or 29.4%, although such royalties declined slightly from the third quarter ended September 30, 2002 by $3,900 or less than 1% to $488,700 for the three months ended September 30, 2003 from $492,600 for the same period in 2002.

Total Revenue for the Three and Nine Months Ended September 30, 2003 and 2002 consisted of:

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2003	2002	2003	2002
Product Sales	$2,626,292	$1,024,639	$6,831,177	$2,370,140
Royalties	488,739	492,576	1,156,073	893,510
Consulting	—	113,000	—	152,871

Total:	$3,115,031	$1,630,215	$7,987,250	$3,416,521

Cost of Revenue

Cost of revenue was approximately $1.9 million and $4.8 million for the three and nine months ended September 30, 2003, respectively, compared to approximately $720,300 and $1.6 million for the same periods in 2002. Cost of revenue includes cost of purchasing finished semiconductor chips as well as customs and storage fees.  This increase in the cost of revenue is primarily attributable to costs relating to increased sales of the Company’s semiconductor products, as well as the establishment of a warehousing facility in Asia.  For the three and nine months ended September 30, 2003, the Company recorded a gross margin from product sales of approximately 29% and 30%, respectively, compared to a gross margin from product sales of 30% and 31%, respectively, for the same periods in 2002.  The Company anticipates that the cost of product sales will continue to increase in dollar amounts as the Company continues increasing its product sales, but to decline as a percentage of revenue.

Research and Development (“R&D”) Expenses

Research and development expenses consist primarily of salaries and related expenses in the design, development and technical support of the Company’s products as well as direct support to current and potential customers in the development of consumer products utilizing DDX semiconductor products.  Research and development expenses decreased to approximately $433,900 and $1,163,700 for the three months and nine months ended September 30, 2003, compared to approximately $483,200 and $1,282,000 for the same periods in 2002.  This decrease of approximately $49,300 or 10.2% and $118,300 or 9.2%, respectively, was related to the reduction in use of third party consultants.  Costs related to human resources for R & D increased to approximately $379,400 and $1,054,600 for the three and nine months ended September 30, 2003 from $337,400 and $955,900 for the three months and nine months ended September 30, 2002, an increase of approximately $42,000 or 12.4% and $98,700 or 10.3%, respectively.  The Company continues to invest in the development of its next generation IC’s, as well as, the continuation of support to both existing and potential customers.  Due to the technical nature of the Company’s products, engineering and design support are critical parts of the Company’s strategy during both the development of its products and the support to its customers from product design to final production.  Management anticipates that it will continue to commit resources to research, development and design activities.  It expects these expenses to increase, but to decline as a percentage of revenue as revenue increases.

Selling, General and Administrative (“SG&A”) Expenses

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and sales of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses include costs of its Hong Kong sales office, opened in April 2002.  General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. The change in SG & A, described below, was attributable principally to support for the Company’s Hong Kong Office, increased human resource costs and commissions paid to distributors and representatives on increased product revenue, offset by a decrease in professional fees, travel expenses and general administrative costs.  SG&A expenses were approximately $494,100 and $1,604,500 for the three months and nine months ended September 30, 2003, compared to approximately $412,100 and $1,474,500 for the same periods in 2002, an increase of approximately $82,000 or 19.9% and $130,000 or 8.8%, respectively.  Human resource costs increased approximately $75,000 and $184,500 to approximately $239,000 and $735,300 during the three months and nine months ended September 30, 2003 compared to $164,000 and $550,800 during the same period in 2002, an increase of 45.7% and 33.5%, respectively.  This increase was primarily due to higher compensation, as well as, an increase in staffing at the Hong Kong office.  At September 30, 2003 the Hong Kong office employed five individuals, up from four employees at September 30, 2002.  Approximately $63,100 and $181,100 of the human resource expense for the three and nine months ended September 30, 2003 was related to staffing the Hong Kong Office.  This compared to approximately $42,300 and $72,600 for the same periods in 2002.  Commissions and distribution expense on product sales increased approximately $19,100 or 100.5% and $60,600 or 72.3% to $38,100 and $144,400 for the three and nine months ended September 30, 2003, compared to $19,000 and $83,800 for the same periods in 2002.  As the Company expands its sales presence with additional sales representatives worldwide, this number is expected to continue to increase.  Travel expense increased approximately 17.9% or $8,300 to approximately $55,100 for the three months ended September 30, 2003 compared to $46,800 for the three months ended September 30, 2002.  For the nine months ended September 30, 2003 travel expense declined by $10,000 or 5.8% to $160,000 from $170,000 for the same period in 2002.  The Company believes that the year-to-year decrease was related to the SARS epidemic in Asia.  With the SARS epidemic under control, travel during the third quarter ended September 30, 2003 increased as anticipated in order to assist with new customer designs and support of existing designs.  Professional expenses decreased approximately 10.2% or $6,600 and 42.6% or $135,700 to $58,500 and $182,700 for the three and nine months ended September 30, 2003 compared to $65,100 and $318,400 for the same periods in 2002.  For the three and nine months September 30, 2003, combined legal and accounting expenses decreased approximately 39.5% or $8,800 and 75.8% or $171,200, respectively, to $13,500 and $54,800 for the three and nine months ended September 30, 2003 from $22,300 and $226,000 for the same periods in 2002.  The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods as the Company expands its sales channels, marketing efforts and administrative infrastructure, but to decline as a percentage of revenue.

Interest Income (Expense)

Interest income, net of expense, includes income from the Company’s cash and cash equivalents and from investments and expenses related to its financing activities.  During the three months and nine months ended September 30, 2003, the Company incurred net interest expense of approximately $3,500 and $500 compared to net interest income of approximately $4,500 and $18,800 generated for the same periods in 2002. The decrease in net interest income for the three- and nine-month periods ended September 30, 2003 was primarily due to use of funds.

Net Profit (Loss)

The Company reported a net profit of approximately $325,100 or $0.06 per basic and diluted common stock per share for the three- month period ended September 30, 2003 on a pre-split basis.  For the nine months ended September 30, 2003, the Company reported a net profit of approximately $427,300 or $0.08 per basic and diluted common share on a pre-split basis.  This compares to a net profit of approximately $19,100 or $.00 per basic and diluted common share and a net loss of approximately $959,800 or $.018 per basic and diluted common share, respectively, for the three- and nine-month periods ended September 30, 2002 on a pre-split basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal source of liquidity at September 30, 2003 consisted of approximately $987,800 in cash and short-term investments and $400,000 in short-term financing.  This compares to approximately $994,300 in cash and cash equivalents at December 31, 2002.  This decrease in cash was due to financing of the Company’s $2.0 million increase in accounts receivable, an $835,000 increase in inventory and working capital requirements.  On September 19, 2003, the Company completed a $1 million private placement of its common stock to an accredited investor.  On August 31, 2003, the expiration date on the Company’s bank line of credit, the Company requested and was granted a three-month extension.  In November 2003, the Company repaid the outstanding balance of $400,000 under this bank line of credit.  In addition, the Company completed a subsequent $1 million private placement of its common stock to a group of accredited investors on November 7, 2003.

Net cash used in operations during the nine-month period ended September 30, 2003 was approximately $1,791,000 compared to approximately $1,690,000 in the nine-month period ended September 30, 2002.  As of September 30, 2003, inventory was approximately $974,000 compared to inventory of approximately $151,800 as of September 30, 2002.  Net accounts receivable was approximately $4.0 million at September 30, 2003, up from approximately $1.7 million as of September 30, 2002.  This increase in accounts receivable was due to increased shipments of the Company’s semiconductor products during the first three quarters of 2003.  As of September 30, 2003, three major customers accounted for approximately 69% of the total accounts receivable balance. The Company increased its reserve against bad debts to $40,000 as of September 30, 2003 from $25,000 as of December 31, 2002.  The Company believes this reserve is sufficient at this time as a percentage of the Company’s receivables are secured by letters of credit.

Net cash used in investing activities for the nine months ended September 30, 2003 was approximately $53,000, compared to approximately $61,000 for the nine months ended September 30, 2002.

Net cash provided by financing activities for the nine months ended September 30, 2003 was approximately $1.8 million, compared to $0 either used in or provided by financing activities for the nine months ended September 30, 2002.  During the three-month period ended September 30, 2003, the Company received $75,000 net in cash from the exercise of warrants, $26,689 from the exercise of options by three employees and $1 million from a private placement completed on September 19, 2003.  During the three-month period ended September 30, 2002, 10,000 shares issued in connection with exercised options were cancelled, thereby reducing the net cash received from financing activities by approximately $6,000.  The Company believes that cash flow from operations and amounts that may be raised from time to time in private offerings of its common stock will be sufficient to support operations and fund capital equipment requirements over the next twelve months.

On November 5, 2003 the Company announced a 2 for 1 Stock Split in the form of a 100% stock dividend.  Each shareholder of record as of November 17, 2003 will receive one share for each share held.  The Company expects that certificates reflecting the split will be distributed by December 11, 2003.  After the split the Company will have approximately 11 million shares outstanding.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE HAD A HISTORY OF LOSSES AND MAY NOT BE ABLE TO SUSTAIN PROFITABILITY.

As of September 30, 2003, we had an accumulated deficit of approximately $10.7 million. Of this amount, approximately $4 million was generated by the Company’s former loudspeaker subsidiary, Apogee Acoustics, Inc., which discontinued operations in 1994.  We recorded a net profit of approximately $325,100 and $427,300 for the three- and nine-month periods ended September 30, 2003.  The Company recorded net losses of $1,065,000 for the year ended December 31, 2002, $895,000 in 2001, $1.9 million in 2000 and $1.1 million in 1999.  We may continue to incur net losses and generate negative cash flow in the future.  We will need to continue to generate revenue to sustain profitability and positive cash flow.  Our ability to generate future revenue and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section.  If we are unable to maintain profitability, our share price would likely decline.

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

During the nine months ended September 30, 2003, the Company derived approximately 71% of its product sales from three customers.  The loss of any of the Company’s customers would have a material adverse effect on its business, financial condition and results of operations.  The Company intends to diversify its customer base in the coming months in order to reduce its dependence on a small number of customers.  The Company may not be able to succeed in these efforts.

OUR BUSINESS IS CONCENTRATED IN A LIMITED NUMBER OF MARKETS AND ANY SIGNIFICANT CHANGE IN THESE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

Approximately 99% of the Company’s product sales for the nine months ended September 30, 2003 were to customers in Asia.  The outbreak of Severe Acute Respiratory Syndrome (SARS) during the first six months of 2003 has had an adverse effect on our sales in this region and it may continue to do so unless the outbreak remains under control. In addition, a significant percentage of the Company’s product sales are to manufacturers producing DVD Receivers.  This is a relatively new consumer electronic product with a limited sales history.  The Company intends to develop new markets in order to diversify the market applications of its products.

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY BE INSUFFICIENT TO PROTECT OUR COMPETITIVE POSITION.

Our business depends, in part, on our ability to protect our intellectual property.  We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies.  We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes.  We have three issued United States patents and two pending patent applications.  We cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.

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

As of September 30, 2003 our executive officers and directors owned approximately forty-three percent (43.07%) of the outstanding shares of Common Stock of the Company.  Accordingly, such persons have sufficient voting power to substantially influence the outcome of matters that are put to a stockholder vote, including the election of a majority of the board of directors, and any merger, consolidation or sale of all or substantially all of our assets, and also have control over our management and affairs.  As a result of such voting power, these stockholders will be able to influence the outcome of corporate actions, including proxy contests, mergers involving us, tender offers, open market purchase programs or other purchases of Common Stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock.  This concentration of ownership could also adversely affect our stock’s market price.

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

(b)         Changes in Internal Controls.  There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES

On July 25, 2003, 50,000 shares of the Company’s Common Stock were issued to an investor pursuant to Stock Subscription Agreement in a private placement completed in June 2003.  The purchase price for these shares was $6.00 per share.  The exemption from registration relied upon was Rule 506 under Regulation D promulgated under Section 4(2) of the Securities Act.

On September 19, 2003, 100,000 shares of the Company's Common Stock were issued to an investor pursuant to Stock Subscription Agreement in a private placement completed September 19, 2003.  The purchase price for these shares was $10.00 per share.  The exemption from registration relied upon was Rule 506 under Regulation D promulgated under Section 4(2) of the Securities Act.

During the third quarter ended September 30, 2003, 30,000 shares of the Company's Common Stock were issued to investors and directors as a result of the exercise of warrants issued pursuant to a Stock Subscription Agreement in a private placement dated January 25, 2000.  The exercise price for these shares was $2.50 per share.  The exemption from registration relied upon was Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

See Exhibit Index

(b)   Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

Date: November 14, 2003	By:	/s/ Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer and Treasurer (principal financial officer and principal accounting officer)

21

FORM-10QSB

SEPTEMBER 30, 2003

EXHIBIT INDEX

Exhibit Number	Description

31	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

32	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.