Form 10KSB
period 2003-12-31
APOGEE TECHNOLOGY INC
filed 2004-03-30
CIK 823876

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-30656

APOGEE TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3005815 (I.R.S. Employer Identification No.)
129 MORGAN DRIVE NORWOOD, MASSACHUSETTS (Address of principal executive offices)	02062 (Zip Code)

Registrant's telephone number, including area code: (781) 551-9450

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value Per Share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the Common Stock on The Nasdaq Small Cap Market on such date was $26,313,469.

        As of March 15, 2004, the registrant had 11,347,110 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: Certain information required in Part III of this Annual Report on Form 10-KSB is incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2004.

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

Item 1.    BUSINESS

        Apogee Technology, Inc. ("Apogee" or the "Company") designs, develops and markets semiconductor products, or integrated circuits ("ICs") to the consumer electronic market. The majority of its ICs incorporate the Company's patented Direct Digital Amplification (DDX(R)) technology. The Company believes the DDX technology's all-digital design and high efficiency operation has significant commercial benefits for consumer electronic manufacturers, as well as end users, compared to traditional audio amplifier technology. The benefits include reducing final product size and cost, providing true digital audio reproduction, increasing audio functionality through digital integration and extending playback time in battery applications. DDX-based IC products are intended for a range of audio applications, including home theater systems, powered speakers, car audio, commercial audio, and PC multi-media. The Company markets DDX products using a worldwide network of direct sales staff, independent sales representatives and distributors.

        Under a licensing agreement with STMicroelectronics, NV, the world's fourth largest semiconductor company, the Company is providing intellectual property to be used in royalty-bearing DDX-based IC products produced by STMicroelectronics. In addition, the Company and STMicroelectronics have entered into a development agreement whereby the companies are developing and marketing new semiconductor products that leverage Apogee's DDX technology and STMicroelectronics' intellectual property and semiconductor design, development and manufacturing capability.

        The Company began the design, development and marketing of DDX-based ICs in 1996 and released its first device commercially in 1999. The DDX amplifier solution is implemented with a DDX Controller IC and a DDX Power Device IC. The Company released its first Controller IC, the "DDX-2000", in 1999 and since that time has released five additional Controller ICs. These devices integrate from two to eight channels of DDX amplifier processing along with a range of digital audio processing functions. By combining DDX processing with audio functions, such as bass/treble, the Company can provide a low cost, full system amplifier solution to consumer electronic manufacturers. The Company has developed and released four DDX power devices that can provide from 10 to 100 watts of audio power. These integrated switched mode power devices operate at two to three times the efficiency of traditional audio amplifier ICs, thereby reducing amplifier size and cost. The Company expects to release two new DDX controller devices and 17 new DDX power solutions in 2004. The new ICs will extend the market opportunity for DDX technology while also providing better value for the current applications.

        In 2002, the Company developed a unique switched mode power supply technology, trademarked as QRX™, that is designed to increase performance at a reduced cost. In 2003, the Company received customer commitments for products incorporating this technology, and began to design and implement the power supply into finished products. The Company expects to realize revenue in 2004 from these projects via direct sales and by pursuing licensing opportunities with leading power supply providers.

        In the second half of 2003, the Company began development of a new series of ICs to complement its existing audio amplifier business. The new ICs are being developed to target specific high growth applications in the consumer electronic market. Four new ICs are expected to be released in the second half of 2004.

        The Company relies on a direct sales force, independent sales representatives, and distributors to promote DDX products worldwide. The Company's sales headquarters are located in Norwood, Massachusetts. In Asia, where most of the world's consumer electronics products are manufactured, the Company opened a sales and application support office in Hong Kong in April 2002. The Company also utilizes sales representatives in Korea and Brazil, independent distributors in Hong Kong, China, Japan, Taiwan, and Singapore and a sales consultant in Japan.

        The Company's DDX amplifier ICs have been incorporated into a range of consumer electronic products. The majority of these DDX-based products are DVD receivers, which are part of an all-in-one home theater system that combines a DVD player, AM/FM tuner, three to eight channels of DDX amplification, and speakers. DDX amplifiers are also being used in combination DVD/VCR receivers, A/V receivers, powered speaker systems, high-end TVs, professional audio/video equipment, commercial audio systems, communication equipment, gaming systems and automotive systems. Approximately 20 million DDX IC's have been sold and used in over 40 different consumer products since their release by Apogee and its partner STMicroelectronics about 2.5 years ago. Some of the consumer electronic brands using DDX technology include: Harman Kardon, Zenith, LG, Philips, Thomson Multimedia, RCA, Magnavox, Hitachi, Kenwood, Marantz, Sharp, Vestel, Daewoo, Boston Acoustic, Roland, ViewSonic, JVC, Toshiba, JBL, Fujitsu, Mustek and TEAC.

        In December of 2003, the Company announced that its DDX controller and power devices will be included in an Xbox® branded 5.1 Channel Surround Sound Speaker System marketed by Spherex, a subsidiary of Audio Products International (API), under a 3-year licensing agreement with Microsoft® Corporation. The speaker system is expected to be available at retail in the second quarter of 2004.

        In February of 2004, the Company announced that its DDX controller and power devices will be used in Motorola's Broadband digital convergence platform (DCP) of high performance home theater systems. The Digital Cable Ready Home Theater AV Receiver Systems are expected to be available at retail in the third quarter of 2004.

        Apogee was organized as a Delaware corporation on July 1, 1987, and initially operated through its wholly owned subsidiary, Apogee Acoustics, Incorporated ("Acoustics"). Apogee discontinued its loudspeaker business under Acoustics in 1994 and, since that time, has focused exclusively on the research, development and commercialization of DDX amplifier technology.

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

Industry Trends and the DDX Advantage

        Digital technology is rapidly transforming the way consumers obtain, record, view and listen to content. Traditional analog formats of TV, radio, VCR and cassettes are being replaced with digital standards like DVDs, CDs, Digital Cable, MP3/Internet audio and digital radio, which provide better audio/video quality. The Company believes that over the next several years most audio/video material will be distributed using digital technology. Along with this transition, the consumer is demanding smaller, more integrated systems, such as the DVD receiver that includes a DVD/CD player, radio tuner, multi-channel amplification and speakers.

        The Company believes that it is well positioned to take advantage of these market trends because the DDX technology provides digital quality audio reproduction, reduces system cost, and is compact compared to traditional audio amplifier solutions. These benefits are derived from the system's all-digital design and its high operational efficiency.

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

        The Company believes that DDX's digital design and high efficiency will benefit both existing and emerging audio applications. These products include: DVD receivers, digital TVs, cable system components, and fully integrated digital-powered speaker systems. Newer technologies, such as MP3 players, digital playback devices and Internet appliances, can be made fully digital with DDX amplifier solutions.

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

        DDX amplifier solutions can also meet the requirements of many traditional audio applications. In the home audio and PC multimedia markets, the Company expects that OEM manufacturers will recognize efficiencies gained through the incorporation of smaller configuration DDX amplifiers in powered speakers. DDX's smaller and more efficient design will enable car audio designs to deliver more power in a smaller space. Portable audio, hand-held systems and mobile communication devices will also benefit from longer battery life resulting from DDX's greater efficiency.

Products

        The Company is commercializing DDX technology by developing and providing intellectual property products to its licensee, STMicroelectronics, and marketing and selling DDX-based semiconductor products to manufacturers of audio systems. The Company also supplies customers with circuit boards to support the marketing and sales of its DDX semiconductor products, and is developing a line of power supply products for high power audio applications.

  a)    Intellectual Property Products

        The Company has developed and delivered several DDX controller core and DDX power technology products to support its licensing activities with STMicroelectronics. In 2003, the Company delivered its fourth generation DDX controller core to support the development of the DDX-8001 and DDX-8229 ICs. In addition, the Company delivered a DDX core to STMicroelectronics for the development of a custom integrated circuit for a new market application. The Company intends to develop new intellectual property products to expand its licensing activities with STMicroelectronics and other semiconductor companies.

  b)    DDX Semiconductor Products

        The Company's DDX amplifier solution utilizes two different types of ICs. The first is a digital IC that implements DDX and other digital audio processing and is referred to as a "Controller". DDX Controller ICs are manufactured utilizing standard digital IC processes. The second component or "Power Device" converts the Controller outputs into power outputs to drive a loudspeaker. DDX Power ICs are manufactured using a proprietary semiconductor process developed by STMicroelectronics. Both a DDX Controller and a DDX Power Device are required to implement a complete audio amplifier solution.

        The Company has released six Controllers and four Power Devices developed for medium power audio applications. The Company plans to develop and release up to 19 new DDX ICs in 2004 to expand the market applications for the technology.

        The following DDX IC products have been released or will soon be on the market:

        DDX-8001 Controller:    The DDX-8001, Apogee's fourth generation digital amplifier controller, combines an advanced digital audio processor with Apogee's patented DDX® processing that supports up to eight channels of high efficiency DDX® amplification. The device was released to production in November 2003. The DDX-8001 features Apogee's new Automode™, with simple and quick pre-select custom settings built into the IC to shorten the design cycle, including:

  •
  DVD-Audio and SACD/DSD capable

  •
  32 preset EQ soundstage selections

  •
  Bass management and crossover presets

  •
  5.1 to two-channel simultaneous down mix capability for VCR recordings, lineout or headphone outputs

  •
  Dual independent limiters featuring auto preset anti-clipping or Dynamic Range Compression (DRC) modes including a nighttime listening mode

  •
  QSound® QSurround™ 5.1 to automatically convert a mono or stereo recording to a rich and realistic 5.1 channel, 3D positional experience

        DDX-8229 Controller:    The DDX-8229, Apogee's fourth generation digital amplifier controller, is a high performance, single-chip solution for multi-channel audio applications. It provides 4 channels of high-performance DDX outputs plus 4 channels of binary outputs capable of driving any of Apogee's high-efficiency output stages. The DDX-8229 features Apogee's new Automode™, with simple and quick pre-select custom settings built into the IC to shorten the design cycle. Production for the device is expected in March 2004.

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

        DDX-4100/DDX-4100A Controller:    The DDX-4100 and the DDX-4100A integrate multiple digital audio interfaces, volume, bass/treble, dynamic compression and other digital audio functions, plus 4.1 channels of DDX outputs. In January 2002 the Company released the DDX-4100A, a revised design of the original DDX-4100, with some improved features.

        DDX-2000 Controller:    A two-channel DDX Controller that includes a standard audio serial interface, volume control, and a dynamic compression algorithm to reduce amplifier distortion at high power. The device was released to production in December 2000.

        DDX-2160 Power Device:    The DDX-2160 is a surface mount high efficiency power IC that provides two channels of up to 80 watts into a 6 Ohm speaker load, or 160 watts into a 3 Ohm speaker load at 10% Total Harmonic Distortion (THD) to meet the key power level for premium products. The device was released to production in December 2003.

        DDX-2120 Power Device:    The DDX-2120 is a surface mount high efficiency power IC that provides over 60 watts per channel in stereo and over 120 watts in mono mode into 8 Ohms at 10% Total Harmonic Distortion (THD). This device was released to production in the first quarter of 2004.

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

        DDX-2050 Power Device:    The DDX-2050 Power Device is a surface mount high efficiency power IC that provides over 25 watts per channel in stereo mode and over 50 watts in mono mode. The device was released to production in June 2003.

In January of 2004, the Company introduced three new power devices at the Consumer Electronics Show in Las Vegas, Nevada.

        DDX-1080 Power Device:    The DDX-1080 Power Device is a surface mount high efficiency power IC that provides over 80 watts per channel in bridge mode or 40 watts per 1/2 bridge.

        DDX-1060 Power Device:    The DDX-1060 Power Device is a surface mount high efficiency power IC that provides over 60 watts per channel in bridge mode or 30 watts per 1/2 bridge.

        DDX-1050 Power Device:    The DDX-1050 Power Device is a surface mount high efficiency power IC that provides over 50 watts per channel in bridge mode or 25 watts per 1/2 bridge.

Products by Application

Application	Applicable DDX Controller(s)	Applicable DDX Power Device(s)
Home-Theater-In-A-Box <200W	DDX-8229	DDX-2050, 2060, 2100
Home-Theater-In-A-Box 200W - 400W	DDX-8001	DDX-2050, 2060, 2100, 2120
Home-Theater-In-A-Box <400W	DDX-8001	DDX-1050, 1060, 1080, 2100, 2120, 2160
AV Receivers	DDX-8001	DDX-1050, 1060, 1080, 2100, 2120, 2160
Powered Subwoofer	DDX-8229	DDX-1050, 1060, 1080, 2100, 2120, 2160
TV-LCD, Plasma, Projection, CRT	DDX-8229, 2000	DDX-1050, 2050, 2100
Gaming	DDX-8229, 4100A	DDX-2050, 2060
Mini & Micro Systems	DDX-8001, 8229	DDX-1050, 1060, 1080, 2050, 2060, 2100, 2120, 2160
Powered Speakers incl. Multimedia	DDX-8001, 8229, 4100A	DDX-1050, 1060, 1080, 2050, 2060, 2100, 2120, 2160
Automotive	DDX-4100A, 8000, 8229	DDX-2100, 2120, 2160
Professional Install Audio	DDX-8001	DDX-1050, 1060, 1080, 2050, 2060, 2100, 2120, 2160

  c)    Board Products

        The Company is developing circuit boards for evaluation and reference purposes in order to demonstrate the application of its DDX semiconductor products. These products are provided to customers to support technology and product evaluation and to support customer engineering design activities. At this time, the Company has released five evaluation boards and six reference boards.

  d)    QRX™ Power Supply Products

        In 2002, Apogee developed a unique switched mode power supply technology for high power audio applications, which was trademarked as QRX. In December 2003, the Company filed a patent application for the QRX technology. The Company believes that QRX increases performance and conversion efficiency at a lower cost compared to existing switched mode power supply designs. The Company has successfully developed prototype designs and has been demonstrating the solution to several customers.

        In 2003, Apogee received customer commitments to implement and commercialize QRX in finished products. The Company commenced program development and expects these programs to be completed with sales to follow in 2004. The Company is also exploring technology licensing opportunities to commercialize the technology.

Marketing and Sales

        The Company is marketing its DDX and QRX technologies to leading consumer electronic manufacturers whose products can benefit from the technology. In November 2003 the Company hired Mr. John M. Gitelman as Director of Marketing. Mr. Gitelman brings to Apogee over 19 years of marketing, business development, product development and retail management experience in the consumer electronic, networking and semiconductor industries. Mr. Gitelman has held management positions at: Bose, Polaroid, Smartdisk (formerly VST Technologies) Adaptive Networks and Macy's. The Company relies on a direct sales force, independent sales representatives and distributors to promote DDX products worldwide. The Company's sales headquarters are located in Norwood, Massachusetts. In Asia, where most of the world's consumer electronics products are manufactured, the

Company opened a sales and application support office in Hong Kong in April 2002. The Company also utilizes a representative in Korea, a sales consultant in Japan and seven independent distributors in Hong Kong, China, Japan, Taiwan, and Singapore. In addition, the Company has a representative in Brazil.

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

        The Company also markets its products by attending and exhibiting its products at key industry tradeshows, as well as through the Company's website: http://www.apogeeddx.com. The Company is promoting the DDX trademark to enhance the value of its products to manufacturers and consumers. The DDX trademark has been registered in the United States and the Company has applied to register the DDX trademark in other countries.

Manufacturing and Quality

        The Company currently utilizes two independent semiconductor companies to manufacture, package and test its IC products. Independent contract manufacturers are utilized to produce and test the Company's circuit board assemblies. The Company inventories and ships ICs and circuit board products from its headquarters in Norwood, Massachusetts and from a warehouse in Hong Kong.

        OKI Semiconductor supplies the DDX-2000 device and STMicroelectronics supplies the remaining DDX ICs. Pursuant to the terms of the Company's licensing agreement with STMicroelectronics, all future DDX audio products will be manufactured and supplied by STMicroelectronics. The Company receives packaged, fully tested devices that pass the suppliers' internal quality control from both suppliers. The Company believes that its suppliers will have the capacity to meet Apogee's projected requirements for 2004. However, the Company has experienced shortages of product deliveries from STMicroelectronics in the past. The Company plans to add two additional semiconductor foundries to produce new IC products in 2004 and plans to contract with independent assembly and test companies to support the manufacturing of its products.

        In October 2001, the Company initiated a quality control program to improve manufacturing and other Company processes. The Company also established a quality management system and procedures in 2001.

Research and Development

        The Company's research and development activities are directed towards extending its patent protection for its DDX technology, improving the overall performance of the DDX technology, increasing the number of DDX IC designs, and developing new product applications and expanding its technology base. The Company's core technology competencies include: digital signal processing, digital, analog and power IC design, product system applications and switched mode power supply technology.

        The Company has been granted four patents on its DDX technology and has six additional patents in development for DDX, power supply and related circuit designs. In 2003, the Company was granted a patent for a time-division-multiplexed PWM amplifier extending the benefits of DDX for stereo, three-wire applications commonly used in portable audio devices.

        The Company significantly increased its IC design staff in 2003 and completed the development of the DDX-8001 and DDX-8229 Controllers, as well as, the DDX-2160, DDX-2050, DDX-1050, DDX-1060 and DDX-1080 Power ICs. We believe that these designs extend our leadership position including a wider range of power options coupled with a higher performance DDX core and new audio processing features to reduce system design complexity and cost. The Company expects to continue to develop new DDX Controller and Power ICs to meet the requirements of new product applications. In addition, the Company is committing design and development resources to develop a new range of consumer electronic ICs to expand its customer and market application base.

        The Company has also developed a unique switched mode power supply technology known as QRX, and has applied for a patent for that technology. This technology was developed for high power audio applications, but the Company expects to continue research and development to extend this technology to lower power audio solutions and new markets that can benefit from the improved efficiency and performance that the Company expects from the technology.

        During the three years ended December 31, 2003, 2002 and 2001, the Company spent approximately $1.7 million, $1.7 million, and $1.1 million, respectively, on research and development activities.

Competition

        Integrated audio amplifier ICs marketed today primarily consist of: (1) analog amplifiers known as Class A/B amplifiers; (2) analog high efficiency designs, known as Class D amplifiers, and (3) digital high efficiency designs like DDX. There are several companies currently marketing analog Class D amplifier products, including Monolithic Power Systems, National Semiconductor Corporation, Philips Electronics, STMicroelectronics, Texas Instruments, Incorporated, and Tripath Technology, Incorporated. STMicroelectronics, under a licensing agreement with Apogee, and Texas Instruments, Incorporated are currently marketing complete digital Class D solutions. Companies including Pulsus Technologies, Inc., Wolfson and NeoFidelity, Inc. are marketing digital Class D Controller solutions without an integrated power device.

        The Company believes that the competitive advantage of its products is the level of integration and operational efficiency, as well as its low cost solution. The DDX Controller design is digital, which allows the integration of other digital audio functions such as bass/treble, volume, and equalization, to lower overall system cost—an approach that cannot be accomplished economically using analog solutions in a single IC. DDX efficiency is also greater than analog Class A/B and analog Class D amplifiers, providing manufacturers with power supply and product savings. The agreements with STMicroelectronics and OKI Semiconductor provide for a cost structure that Apogee believes will allow it to compete effectively in the marketplace with acceptable operating margins.

        The Company believes that its ability to offer both Class D controllers and power devices provides a distinct competitive and market advantage for gaining overall market share. Some of the Company's controller competitors currently do not offer power devices and are utilizing Apogee's DDX power devices. As such, the Company believes that its DDX power devices are approaching use as an industry standard.

        The Company believes that there will be a steady transition of products from analog to digital amplifiers. The Company believes that this transition will lead to increased sales and market share for DDX's all-digital, high efficiency solution.

Employees

        As of December 31, 2003, the Company had 33 employees, of which 32 were full-time employees, including 19 in research and development, 8 in sales and marketing and 6 in general and administration. Of the 8 employees in sales and marketing, two of them also support applications and design activities through the Company's Hong Kong office. None of the employees are represented by a collective bargaining agreement, nor has the Company experienced work stoppages. The Company believes that relations with its employees are good.

        The following table sets forth certain information with respect to the executive officers of Apogee Technology. All officers serve at the pleasure of the Board of Directors.

Executive Officers of the Company

Name	Age	Position
Herbert M. Stein	75	President, Treasurer, Chief Executive Officer and Chairman of the Board
David B. Meyers	45	Chief Operating Officer
Andrew A. Adrian	40	Vice President of Engineering

        Mr. Herbert M. Stein has served as the Company's Chief Executive Officer since January 2001. Mr. Stein has been a Director of the Company since 1996, has been Chairman of the Board and President since January 2000, and has been Treasurer since November 2003. Mr. Stein was Chairman of the Board of Directors of Organogenesis Inc. from 1991 through 1999 and was Chief Executive Officer of Organogenesis from 1987 through 1999.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE HAD A HISTORY OF LOSSES AND MAY NOT BE ABLE TO SUSTAIN PROFITABILITY.

        As of December 31, 2003, we had an accumulated deficit of approximately $10.4 million. Of this amount, approximately $4 million was generated by the Company's former loudspeaker subsidiary, Apogee Acoustics, Inc., which discontinued operations in 1995. We recorded a net profit of approximately $756,600 for the year ended December 31, 2003. The Company recorded net losses of $1,065,000 for the year ended December 31, 2002 and $895,000 in 2001, $1.9 million in 2000. We will need to continue to generate revenue to sustain profitability and positive cash flow. Our ability to generate future revenue and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section, and many of which are beyond our control. If we are unable to maintain profitability, our share price would likely decline.

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

        During the twelve months ended December 31, 2003, the Company derived approximately 70% of its total revenue and 65% of its product revenue from four customers and three customers, respectively. The loss of any of the Company's customers would have a material adverse effect on its business, financial condition and results of operations. The Company intends to diversify its customer base in the coming months in order to reduce its dependence on a small number of customers. The Company may not be able to succeed in these efforts.

OUR BUSINESS IS CONCENTRATED IN A LIMITED NUMBER OF MARKETS AND ANY SIGNIFICANT CHANGE IN THESE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S BUSINESS.

        Approximately 83% of the Company's total revenue and 99% of the Company's product revenue for the twelve months ended December 31, 2003 were a result of revenue and product revenue to customers in Asia, respectively. The outbreak of Severe Acute Respiratory Syndrome (SARS) during the first half of 2003 had an adverse effect on our sales in this region and it may continue to do so unless the outbreak remains under control. In addition, a significant percentage of the Company's product sales are to manufacturers producing DVD Receivers. This is a relatively new consumer electronic product with a limited sales history. The Company intends to develop new markets in order to diversify the market applications of its products.

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

  •
  protect our intellectual property.

        We may not succeed in developing and marketing new products that respond to technological and competitive developments and changing customer needs, or and such products may not gain market acceptance and be incorporated into the technology or products of third parties. Any significant delay or failure to develop new enhanced technologies, including new product offerings, and any failure of the marketplace to accept any new technology and product offerings would have a material adverse effect on our business, financial condition and results of operations.

WE MAY REQUIRE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND RESEARCH AND DEVELOPMENT.

        Prior to the current fiscal year ended December 31, 2003, we had losses and a limited amount of cash was generated from operations. We have funded our operating activities to date primarily from the sale of securities. We will likely require additional capital in the future, which may be in the form of additional sales of securities. The additional capital may not be readily available to us on favorable terms, if at all. Any sale of securities would result in dilution to our current stockholders' ownership in the Company.

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

IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

        We may not be successful in recruiting and retaining executive officers and other key management and technical personnel. The competition for employees with the necessary high level of technical expertise to design and market our products is intense, particularly in eastern Massachusetts. We will need to hire a number of additional technical personnel if we are to increase the rate at which we develop new products. Because competition for highly skilled technical personnel is so intense, companies in Apogee's industry are subject from time to time to complaints brought by competitors alleging interference with contractual relations or wrongful hiring of employees. Such lawsuits may be costly, may divert management attention and resources from the operation of our business, and may therefore adversely affect our financial condition and results of operations. In addition, the loss of the management and technical expertise of our senior management could seriously harm us. The Company does not have in place employment contracts for some members of its senior management, including the COO and Vice President of Engineering.

WE DO NOT HAVE MANUFACTURING CAPABILITIES, AND AS A RESULT, WE RELY ON OUTSIDE FOUNDRIES TO MANUFACTURE OUR SEMICONDUCTOR PRODUCTS.

        We have no manufacturing capabilities, nor do we have plans to establish any such capabilities. Accordingly, we utilize outside semiconductor foundries, assembly and test companies to manufacture our semiconductor products. There are significant risks associated with our reliance on these foundries that can adversely affect our business, operating results and financial condition. These risks include:

  •
  the ability to maintain foundry relationships, the failure of which could result in significant delays in product introduction due to the time necessary to establish new relationships

  •
  delays in production or shortages in product delivery as a result of production problems at outside contractors

  •
  the loss of foundry priority that may result in limiting our ability to obtain products on schedule

  •
  limited control over product quality that could result in product returns and the loss of customers

  •
  inability to control manufacturing yield that could increase production costs, thereby reducing sales potential and operating margins, and

  •
  lack of access or control over new process and manufacturing technologies to maintain product competitiveness in the market.

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

OUR ABILITY TO ACHIEVE REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO PERSUADE THE MARKET TO ADOPT OUR AMPLIFIER AND POWER SUPPLY TECHNOLOGIES.

        We face challenges in persuading manufacturers to adopt our products using our DDX amplifier technology and our new QRX power supply products. Traditional amplifiers use design approaches developed in the 1930s. These approaches are still used in most amplifiers and engineers are familiar with these design approaches. In order to adopt our products, manufacturers and engineers must understand and accept our new technology. In addition, our amplifier and power supply technologies may be more expensive for some applications than traditional amplifier and power supply technologies. For these reasons, prospective customers may be reluctant to adopt our technology.

INTENSE COMPETITION IN THE SEMICONDUCTOR AND CONSUMER AUDIO INDUSTRY COULD PREVENT US FROM SUSTAINING PROFITABILITY.

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

        As of December 21, 2003 our executive officers and directors owned approximately forty-two percent (42.21%) of the outstanding shares of Common Stock of the Company. Accordingly, such persons have sufficient voting power to substantially influence the outcome of matters that are put to a stockholder vote, including the election of a majority of the board of directors, and any merger, consolidation or sale of all or substantially all of our assets, and also have control over our management and affairs. As a result of such voting power, these stockholders will be able to influence the outcome of corporate actions, including proxy contests, mergers involving us, tender offers, open market purchase programs or other purchases of Common Stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock. This concentration of ownership could also adversely affect our stock's market price.

Item 2.    PROPERTIES

        The Company leases approximately 5,000 square feet of office space at 129 Morgan Drive, Norwood, Massachusetts. This lease expired on September 30, 2003, but the Company requested and was granted a 12-month extension. The lease will now expire on September 30, 2004. The 5,000 square foot area is leased at a below-market rate.

Item 3.    LEGAL PROCEEDINGS

        The Company is not a party to any material pending litigation in any court, and management is not aware of any contemplated proceeding by any governmental authority against the Company.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        The Company's Common Stock was listed on the NASDAQ Stock Market (formerly the National Association of Securities Dealers' Automated Quotation System) from July 15, 1988 to June 8, 1992 under the symbol APGG. The Common Stock was also listed on the Boston Stock Exchange under the symbol APG from February 14, 1990 until December 18, 1992.

        From June 9, 1992 to September 1, 1999, the Company's Common Stock was quoted on the Over-the-Counter Bulletin Board (the "OTCBB") of the NASDAQ Stock Market, Inc. under the symbol APGT. From September 1, 1999, the Company's Common Stock was no longer eligible for quotation on the OTCBB due to the phase-in implementation of NASD Rule 6530 requiring all OTCBB quoted companies to report their current financial information to the Securities and Exchange Commission. From September 1, 1999 to September 12, 2000, the Company's Common Stock was quoted on the National Quotation Bureau's Pink Sheets. On August 29, 2000, the Company's Registration Statement on Form 10-SB to register its Common Stock under the Securities Exchange Act of 1934 was declared effective by the Securities and Exchange Commission and on September 12, 2000, the Common Stock resumed being quoted on the Over the Counter Bulletin Board (the "OTCBB") under the symbol APGT. From September 14, 2001 to October 8, 2003 the Common Stock was quoted on The Nasdaq SmallCap Market under the symbol APGT. On October 5, 2003, The American Stock Exchange approved the Company's application to list its securities on the American Stock Exchange under the symbol ATA.

        The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the American Stock Exchange and The Nasdaq SmallCap Market, as indicated. The bid quotations represent inter-dealer prices, without adjustment for mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. All prices listed below have been adjusted to reflect post split prices.

	Common Stock
	High	Low
2002:
First Quarter (Nasdaq Small Cap Market from September 14, 2001)	5.5500	5.3250
Second Quarter	5.3000	5.1500
Third Quarter	3.6400	3.6400
Fourth Quarter	2.7745	2.7595
2003:
First Quarter	4.0500	3.9900
Second Quarter	5.6350	5.5250
Third Quarter	10.4950	9.8250
Fourth Quarter (American Stock Exchange from October 9, 2003)	11.7500	11.5000

Stockholders

        As of March 15, 2004, there were approximately 87 holders of record and approximately 599 beneficial holders of 11,347,110 outstanding shares of Common Stock.

Dividends

        On August 12, 2003, the Board of Directors approved a two for one split of the Company's Common Stock in the form of a 100% stock dividend. On December 11, 2003 each stockholder of record as of the close of business on November 17, 2003 received one share of Common Stock for each share held.

Unregistered Sales of Securities

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

        On October 14, 2003 and October 15, 2003, 6,000 shares (post split) of the Company's Common Stock were issued to investors as a result of the exercise of warrants issued pursuant to a Stock Subscription Agreement in a private placement dated January 25, 2000. The post split exercise price for these shares was $1.25 per share. The exemption from registration relied upon was Section 4(2) of the Securities Act of 1933, as amended.

        From October 28, 2003 to November 7, 2003, 100,000 shares (post split) of the Company's Common Stock were issued to an investor pursuant to Stock Subscription Agreements in a private placement completed in November 7, 2003. The post split purchase price for these shares was $10.00 per share. The exemption from registration relied upon was Rule 506 under Regulation D promulgated under Section 4(2) of the Securities Act. The Company is using the proceeds for general corporate purposes, including working capital and capital expenditures.

        From October 3, 2003 to November 7, 2003, 65,700 shares (post split) of the Company's Common Stock were issued to employees as a result of the exercise of certain options pursuant to the Company's 1997 Employee, Director, and Consultant Stock Option Plan. The post split exercise price for these shares ranged from $.25 to $7.63 per share.

        From October 17, 2003 to November 25, 2003, the Company granted options to purchase 80,000 (post split) shares of Common Stock under its 1997 Employee, Director, and Consultant Stock Option Plan to certain employees at post split exercise prices ranging from $8.22 to $12.15 per share.

Item 6.    SELECTED FINANCIAL DATA

        The following table sets forth consolidated financial data with respect to the Company for each of the five years in the period ended December 31, 2003. The selected financial data for each of the five years in the period ended December 31, 2003 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by Yohalem Gillman & Company LLP, independent, certified public accountants. The foregoing consolidated financial statements and the report thereon are included elsewhere in this Annual Report on Form 10-KSB. The information below should be read in conjunction with the consolidated financial statements (and notes thereon) and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenue	$11,134,763	$5,060,938	$2,181,391	$50,275	$60,200
Costs and expenses	10,575,549	6,147,730	3,123,183	1,961,763	1,094,755
Other income (expense)	2,359	21,453	47,206	(8,365)	(27,852)
Income (loss) before income taxes	561,573	(1,065,339)	(894,586)	(1,919,853)	(1,062,407)
Income tax benefit	195,000	-0-	-0-	-0-	-0-
Net income (loss)	756,573	(1,065,339)	(894,586)	(1,919,853)	(1,062,407)
Shares outstanding—December 31	11,327,270	10,541,170	10,426,102	9,963,046	8,310,044
Balance Sheet Data:
Total Assets	7,398,687	3,498,850	3,324,751	1,527,560	255,508
Stockholders' equity (deficiency)	5,866,779	2,478,955	2,741,938	1,197,391	(636,116)
Income (loss) per common share:
Basic	$.07	$(0.10)	$(0.09)	$(0.21)	$(0.15)
Diluted	$.06	$(0.10)	$(0.09)	$(0.21)	$(0.15)

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

        From 1981 until 1995, the Company was in the business of engineering, manufacturing and marketing high quality, high-end patented ribbon loudspeaker systems for use in home audio and video entertainment systems. Since 1995, the Company has focused exclusively on the development and commercialization of its proprietary amplifier technology, known as DDX®. DDX technology is an all-digital, high efficiency amplifier technology that provides true digital audio reproduction while lowering manufacturing cost compared to traditional analog amplifier solutions. The Company's initial DDX development efforts were directed toward the implementation of a digital controller design and the specifications of power designs to support DDX licensing objectives. The Company signed an exclusive licensing agreement, for audio applications, with STMicroelectronics in 2001. The Company continues to support its licensing activities with STMicroelectronics. In 1996 the Company started the development of DDX-based semiconductor products. Under a fabless semiconductor business model, the Company uses two independent suppliers to produce its semiconductor products. The first DDX-based IC product was released to production in late 2000 and since that time the Company has released six additional DDX IC products. The Company markets and sells its semiconductor products to audio manufacturers using a worldwide sales and distribution network. The Company uses contract manufacturers to produce circuit boards for customers who support the Company's DDX IC marketing activities.

        The Company reported a net profit of approximately $756,600 in 2003 compared to net losses of approximately $1.1 million in 2002, $894,600 in 2001 and $1.9 million in 2000. Because of the profit recorded for the fiscal year ended December 31, 2003 and the potential for increased earnings, the Company reviewed the realizability of a deferred tax asset in the future and elected to record approximately $195,000 at December 31, 2003. At December 31, 2003, the Company had an accumulated deficit of approximately $10.4 million, as compared to a deficit of $11.2 million as of December 31, 2002. Of this accumulated deficit, approximately $4 million was attributable to the Company's loudspeaker business, which it discontinued in 1995. The Company's historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with the Company's efforts to develop its DDX technology.

        The Company sells products to original equipment manufacturers and distributors. Revenue from product sales is recognized upon shipment to original equipment manufacturers and distributors, net of returns and allowances. All sales are made in U.S. Dollars.

        The Company outsources the manufacturing, assembly and preliminary testing of its semiconductor products and evaluation boards. Cost of revenue includes the third-party manufacturing, testing and assembly costs as well as costs associated with shipping. Research and development expenses consist primarily of salaries and related overhead costs associated with engineering activities as well as other materials and related services used in the development of the Company's semi-conductor chips. Selling, general and administrative expenses consist primarily of employee compensation and overhead charges as well as expenses directly associated with the marketing of the Company's products.

Results of Operations

        The following table sets forth financial statement data expressed as a percentage of sales.

	2003	2002
Product Sales	83.72%	71.50%
Royalties	15.83	23.35
Consulting	.45	5.15

Cost of Sales	59.21	48.84
Research and Development	15.05	34.41
Sales, General and Administrative	20.72	38.23

Operating Profit (Loss)	5.02%	(21.48)%
Other Income (Expense)	(.02)	(0.42)

Income Before Taxes	5.04%	(21.06)%
Income Tax Benefit	1.75	0.00

Net Loss	6.79%	(21.06)%

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

Revenue Recognition

        Apogee recognizes revenue from product sales at the time of shipment, when the sales price is fixed and determinable and collectibility is reasonably assured. The Company does not offer a right of return on product sales. Any price adjustment after shipment of goods is recorded as an offset to revenue. For sales transactions, we comply with the provisions of Staff Accounting Bulletin 101, Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. In addition, the Company records royalty revenue when earned in accordance with the underlying agreements. Consulting revenue is recognized as services are performed.

Accounts Receivable

        The Company performs credit evaluations of customers and determines credit limits based upon payment history, customers' creditworthiness and other factors, as determined by our review of their current credit information. For a majority of our larger sales, we can require the issuance of a Letter of Credit. Smaller accounts must either pay via credit card or in advance of shipment. We continuously monitor collections and payments from our customers, and we maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While we have not had any significant credit losses to date, we cannot guarantee that we will continue to avoid credit losses in the future. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Since our accounts receivable are highly concentrated in a small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, our liquidity or our future results of operations.

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue

        The Company derives its revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to original equipment manufacturers or to distributors that are fulfilled from the Company's warehouses in Hong Kong and/or Norwood, Massachusetts, net of returns; (2) royalty revenue, which consists of royalties paid by STMicroelectronics under the terms of the licensing agreement signed in February 2001 and (3) consulting revenue.

        The Company recognized revenue for the fiscal year ended December 31, 2003 of $11.1 million, an increase of $6.0 million or 120% from revenue of $5.1 million in 2002. This increase was attributable to increased sales of the Company's semiconductor products, as well as, increased royalty payments under the licensing agreement with STMicroelectronics. During the twelve-month period ended December 31, 2003, the Company recognized revenue from product sales of $9.3 million, an increase of $5.7 million or 158% from $3.6 million for the fiscal year ended December 31, 2002. Product sales consisted of DDX Semiconductor IC's, evaluation boards and reference boards. This increase in product sales was primarily due to growth in sales of the Company's semiconductor products particularly in Asia.

        Revenue under the licensing agreement, including royalties and consulting services, was approximately $1.8 million or 16% of total revenue for the 12-month period ended December 31, 2003 compared to $1.4 million or 28% for the prior fiscal year. The Company recorded net royalty payments of approximately $1.7 million under the STMicroelectronics agreement during fiscal 2003, an increase of $580,000 from royalty payments for the 12-month period ended December 31, 2002 of $1.2 million. In addition, in 2003 the Company recognized consulting revenue of $50,000 compared to $260,000 for the 12-month period ended December 31, 2002, a decrease of $210,000 or 80%. During fiscal 2003 the

Company did not record consulting revenue from design services performed by STMicroelectronics as part of a $400,000 design credit in accordance with the terms of the licensing agreement with STMicroelectronics. Total revenue for the years 2003 and 2002 consisted of:

	2003	2002
Product Sales	$9,322,202	$3,618,536
Royalties	1,762,561	1,182,015
Consulting	50,000	260,387

Total	$11,134,763	$5,060,938

Cost of Revenue

        Cost of revenue was $6.6 million or 59% of revenue for the fiscal year ended December 31, 2003 compared to $2.5 million or 49% of revenue for the year ended December 31, 2002, an increase of 10%. Cost of revenue primarily consists of purchasing finished semiconductor chips and costs associated with assembly, testing and shipping of those products as well as customs and storage fees associated with warehousing a large portion of the Company's semiconductor products in Asia. This increase in cost of revenue is primarily attributable to costs relating to increased sales of the Company's semiconductor products and increased storage charges at the Company's Asian facility. For the fiscal year ended December 31, 2003, the Company recorded a gross margin from product revenue of 30% compared to a gross margin from product revenue of approximately 31% for the same period in 2002.

Operating Expenses

Research and Development Costs

        The Company's research and development expenses consist primarily of salaries, capital expenditures and related expenses in the design, development and technical support of the Company's products in addition to support of current and potential customers in the development of consumer products utilizing DDX semiconductor products. Research and development expenses for the year ended December 31, 2003 were approximately $1.7 million, remaining approximately the same from $1.7 million for the year ended December 31, 2002. Costs related to human resources for R&D increased to approximately $1.485 million, an increase of approximately $212,900 or 16.7% from $1.273 million for the previous fiscal year. For the fiscal year ended December 31, 2003 fees paid to third party consultants decreased approximately $93,800 or 76% to $29,000 for the fiscal year ended December 31, 2003 from $122,800 for the previous fiscal year. In addition, for the fiscal year ended December 31, 2002, $220,000 was incurred as a result of partial utilization of a $400,000 design credit to STMicroelectronics offsetting $220,000 of consulting revenue recognized during the fiscal year ended December 31, 2002. For the year ended December 31, 2003 no consulting revenue was recognized under this arrangement. The balance of this credit will be charged to research and development costs as the Company recognizes the income.

        In order to invest for the future and with the expansion of the IC design staff, the Company, made several capital investments. These expenditures included new test equipment, as well, a second server with corresponding workstations. In addition, the Company replaced several of its older computers and updated various engineering software. As a result, depreciation and amortization increased approximately $31,900 or 46.8% to $100,000 for the year ended December 31, 2003 from $68,100 for fiscal 2002. Year-to-year increases in research and development costs were primarily a result of increased staffing and increased development expenses incurred to accommodate existing and new customer relationships and development efforts. During 2003, the Company released an improved version of its DDX controller ICs, the DDX-8001 and an improved version of its DDX power device, the DDX-2160. In addition during the second half of 2003, the Company began developing a new series of ICs in order to complement its audio amplifier business.

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

Selling, General and Administrative Costs

        Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and selling of the Company's products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses include costs related to the Company's Hong Kong sales office, opened in April 2002. General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. SG&A expenses were approximately $2.3 million for the year ended December 31, 2003 compared to approximately $1.9 million for 2002. This represents an increase of approximately $400,000 or 20.4%.

        Human resource costs increased approximately $241,400 or 32.2% to $991,900 for the fiscal year ended December 31, 2003 from $750,500 for the fiscal period ended December 31, 2002. This increase was primarily due to higher compensation as well as increased staffing both domestically and in Hong Kong. Human resource costs, domestically, increased approximately $120,500 or 19.4% from $622,200 in 2002 to $742,700 for the year ended December 31, 2003. This increase was due to increased wages, fringe benefits costs and the hiring of a Director of Marketing. In addition human resource expenditures at the Company's Hong Kong office increased approximately $120,900 or 94.3% to $249,200 for the fiscal year ended December 31, 2003 from $128,300 as of December 31 2002. As of December 31, 2003 the Company employed a total of 33 employees, 27 domestically and 6 in the Hong Kong Office. This compares to 21 domestically and 5 in Hong Kong as of December 31, 2002.

        Commissions and distribution expense on product sales increased approximately $95,700 or 99.4% to approximately $192,000 for the fiscal year ended December 31, 2003 from $96,200 for the fiscal period ended December 31, 2002. Since June 2001 the Company has used a sales consultant in Taiwan and a consultant in Japan to help support the sales effort in the Far East. Expenses associated with these consultants increased approximately $30,100 or 29.9% to $131,700 for the fiscal period ended December 31, 2003 compared to $101,600 for the fiscal year ended December 31, 2002. This overall increase reflects the Company's continued expansion of its sales and marketing activity. These costs were offset partially by a $57,100 or 14.2% reduction in professional fees, to $346,800 as of December 31, 2003 from $403,900 in 2002. Travel expense Company-wide increased $30,200 or 13.6% to $250,800 as of December 31, 2003 from $220,600 in 2002, primarily due to increased travel to the Far East for customer design and support. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods as the Company expands its sales channels, marketing efforts and administrative infrastructure, but to decline as a percentage of revenue.

Interest Income

        Interest income, net of expense, includes income from the Company's cash and cash equivalents and from investments and expenses related to its financing activities. Net interest income for 2003 was approximately $2,300, a decrease of $19,100 or 89% from net interest income of approximately $21,400 in 2002. This decrease in non-operating income over the previous year was primarily due to use of funds including approximately $9,800 of interest paid on the Company's $400,000 bank line of credit, together with lower interest rates.

Income Taxes

        As of December 31, 2003 the Company incurred income tax expense of approximately $329,000. This liability was offset by utilization of the Company's tax loss carryforward. Due to the profitability of the Company for the fiscal year ended December 31, 2003, management determined that an additional $195,000 should be recorded as a deferred tax asset against future profits. As of December 31, 2003 the Company had available a federal net operating loss carryforward of approximately $10.7 million and a state net operating loss carryforward of approximately $6.1 million. These net operating loss carryforwards will expire at various times through 2022.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue

        The Company recognized revenue for the fiscal year ended December 31, 2002 of $5.1 million, an increase of $2.9 million or 132% from revenue of $2.2 million in 2001. Revenue for the fiscal year ended December 31, 2001 consisted primarily of a one-time, initial fee of $1.6 million paid in connection with the Company's licensing agreement with STMicroelectronics. A majority of the 2002's increase was driven by increased sales of the Company's semiconductor products, as well as, increased royalty payments under the licensing agreement with STMicroelectronics. During the twelve-month period ended December 31, 2002, the Company recognized revenue from product sales of $3.6 million, an increase of $3.3 million from $269,000 for the fiscal year ended December 31, 2001. Product sales consisted of DDX Semiconductor IC's, evaluation boards and the introduction of three reference boards. This increase in product sales was primarily due to growth in sales of the Company's semiconductor products particularly in Asia.

        Revenue under the STMicroelectronics licensing agreement, including royalties and consulting services, was $1.6 million or 28% of total revenue for the 12-month period ended December 31, 2002 compared to $1.9 million or 88% for the prior fiscal year. A majority of the revenue for the fiscal year ended December 31, 2001 was the result of the one-time, initial fee of $1.6 million paid in connection with the Company's licensing agreement with STMicroelectronics. The Company recorded net royalty payments of approximately $1.2 million under the STMicroelectronics agreement during fiscal 2002, an increase of $932,000 from royalty payments for the 12-month period ended December 31, 2001 of $250,000. In addition, in 2002 the Company recognized increased consulting revenue of $260,000 as compared to $242,000 for the 12-month period ended December 31, 2001, an increase of 7.6%. Of the $260,000 recorded in consulting revenue for the current fiscal year, $220,000 was as a result of consulting revenue from design services performed by STMicroelectronics as part of a $400,000 design credit in accordance with the terms of the licensing agreement with STMicroelectronics. That amount was simultaneously charged to research and development costs.

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

Liquidity and Capital Resources

        The Company's primary sources of liquidity are cash flows from operations activities and certain financing activities. As of December 31, 2003, the Company had working capital of approximately $5.6 million, including approximately $2.5 million in cash and cash equivalents, as compared to working capital of approximately $2.2 million at December 31, 2002, which included $994,300 in cash and cash equivalents. The Company has no debt. Cash equivalents consist of certificates of deposit, which are highly liquid and have original maturities of no more than 30 days. Over the past few years, the Company has been financed primarily by its three principal stockholders and through the private placement of the Company's Common Stock to unaffiliated accredited investors.

        Net cash used in operations during the twelve-month periods ended December 31, 2003 and 2002 was approximately $960,000 and $2.1 million, respectively. Cash used in operating activities consisted primarily of cash used to build inventory, finance receivables and for working capital. At December 31, 2003 inventory was approximately $723,900 compared to inventory of approximately $138,700 as of December 31, 2002. Net accounts receivable was approximately $3.5 million at December 31, 2003, up from $2.0 million at December 31, 2002. This increase in accounts receivable was due to increased shipments of the Company's semiconductor products as well as increased royalties due under the STMicroelectronics License Agreement. As of December 31, 2003 three major customers accounted for approximately 53% of the total accounts receivable balance. The Company increased its reserve against bad debts to $45,000 as of December 31, 2003 from $25,000 as of December 31, 2002. The Company believes this reserve is sufficient at this time as a percentage of the Company's receivables are secured by letters of credit.

        Net cash used in investing activities for the year ended December 31, 2003 totaled approximately $124,200 compared to approximately $105,200 for the year ended December 31, 2002. The Company continued to purchase capital equipment necessary to further its product development efforts.

        Net cash provided by financing activities in 2003 was approximately $2.6 million compared to approximately $769,200 for the year ended December 31, 2002. During 2003 the Company raised a total of $2.5 million from private placements of the Company's common stock at prices ranging from $2.50 to $10.00 per share. In addition, the Company raised $202,500 through the exercise of options by employees and $103,700 through the exercise of warrants in connection with a 2000 private placement. On November 7, 2003 the Company completed a private placement to accredited third party investors under Section 4(2) of the Securities Act. In connection with the Private Placement, the Company issued 100,000 shares at a price of $10.00 per share. The Company received proceeds of $1.0 million from the sale. During the three months ended December 31, 2003, the Company received $7,500 in cash from the exercise of warrants and $171,312 from the exercise of options by several employees.

        On November 5, 2003 the Company announced a two for one stock split in the form of a 100% stock dividend. Each shareholder of record as of November 17, 2003 received on December 11, 2003 one share of Apogee Technology, Inc. common stock for each share held.

        The Company believes that its current working capital should be sufficient to fund its capital and operational requirements for at least the next 12 months.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's financial instruments include: cash, cash equivalents, accounts receivable and accounts payable. At December 31, 2003, the carrying value of the Company's cash, cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APOGEE TECHNOLOGY, INC.
Index to Financial Statements and Financial Statement Schedules
Financial Statements:
Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 2003
Consolidated Statements of Operations for the Years Ended December 31, 2003 and 2002
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and 2002
Notes to Consolidated Financial Statements

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable

Item 9A.    CONTROLS AND PROCEDURES

        (a)    Evaluation of Disclosure Controls and Procedures.    Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

        (b)    Changes in Internal Controls.    The Company evaluated its internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of its fourth fiscal quarter. No change in our internal control over financial reporting occurred during the fourth quarter of our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Management," "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and "Code of Conduct and Ethics" in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders to be held May 25, 2004. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Conduct and Ethics that apply to our principal executive and financial officers will be included in a Current Report on Form 8-K within five business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of the American Stock Exchange, Inc.

Item 11.    EXECUTIVE COMPENSATION

        The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Executive Compensation" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held May 25, 2004.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held May 25, 2004.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Certain Relationships and Related Transactions" and "Executive Compensation—Employment Agreements, Termination of Employment and Change of Control Arrangements" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, to be held on May 25, 2004.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Independent Public Accountants" in the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders, to be held on May 25, 2004.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        None

Item 15(a)	The following documents are filed as part of this annual report on Form 10-KSB:
Item 15(a)(1) and (2)
See "Index to Consolidated Financial Statements and Financial Statement Schedules" at Item 8 to this Annual Report on Form 10-KSB. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.
Item 15(a)(3)	Exhibits

        The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB.

Exhibit Number	Description
14	Code of Conduct and Ethics.
23	Consent of Independent Accountants to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 333-106316, 333-61486 and No. 333-90558) of the consolidated financial statements which appear in this Annual Report on Form 10-KSB.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and the Principal Financial Officer.
32	Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer.

        Where a document is incorporated by reference from a previous filing, the exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

Item 15(b)	Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.
Date: March 30, 2004	By:	/s/ HERBERT M. STEIN Herbert M. Stein, President Chief Executive Officer, Treasurer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ HERBERT M. STEIN Herbert M. Stein	President, Chief Executive Officer Treasurer and Chairman of the Board	March 30, 2004
By:	/s/ ARTHUR S. REYNOLDS Arthur S. Reynolds	Director	March 30, 2004
By:	/s/ DAVID SPIEGEL David Spiegel	Director	March 30, 2004
By:	/s/ SHERYL B. STEIN Sheryl B. Stein	Director	March 30, 2004
By:	/s/ ALAN W. TUCK Alan W. Tuck	Director	March 30, 2004

ANNUAL REPORT ON FORM 10-KSB

LIST OF FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

APOGEE TECHNOLOGY, INC.
NORWOOD, MASSACHUSETTS

INDEPENDENT AUDITOR'S REPORT

Board of Directors
Apogee Technology, Inc.

        We have audited the accompanying consolidated balance sheet of Apogee Technology, Inc. and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apogee Technology, Inc. and Subsidiary as of December 31, 2003 and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

/s/ Yohalem Gillman & Company LLP

New York, New York
February 6, 2004

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$2,524,209
Accounts receivable, net of allowance for doubtful accounts of $45,000	3,522,406
Inventories	723,944
Prepaid expenses	180,261
Deferred tax asset	195,000

Total current assets	7,145,820

Property and equipment, net of accumulated depreciation of $391,463	128,831

Other assets
Digital Amplifier patents, net of amortization of $103,856	87,369
Other intangible assets	36,667

$7,398,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,528,590
Current maturities of capital lease obligations	3,318

Total current liabilities	1,531,908

Stockholders' equity
Common stock, $.01 par value; 20,000,000 shares authorized, 11,327,270 issued and outstanding	113,272
Additional paid-in capital	16,171,611
Accumulated deficit	(10,418,104)

Total stockholders' equity	5,866,779

$7,398,687

See accompanying notes.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2003	2002
Revenues
Product sales	$9,322,202	$3,618,536
Royalties	1,762,561	1,182,015
Consulting	50,000	260,387

	11,134,763	5,060,938

Costs and expenses
Product sales	6,593,091	2,471,783
Research and development	1,675,625	1,741,348
Selling, general and administrative	2,306,833	1,934,599

	10,575,549	6,147,730

Operating income (loss)	559,214	(1,086,792)

Other income (expense)
Interest income	13,344	26,968
Interest expense	(10,985)	(5,515)

	2,359	21,453

Income (loss) before income taxes	561,573	(1,065,339)
Income tax benefit	195,000	—

Net income (loss)	$756,573	$(1,065,339)

Income (loss) per common share
Basic	$0.07	$(0.10)
Diluted	0.06	$(0.10)
Weighted average common shares outstanding
Basic	10,925,612	10,509,904
Diluted	11,944,459	10,509,904

See accompanying notes.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at December 31, 2001	$52,130	$12,799,146	$(10,109,338)	$2,741,938
Net loss	—	—	(1,065,339)	(1,065,339)
Issuances of stock	1,576	800,780	—	802,356

Balances at December 31, 2002	53,706	13,599,926	(11,174,677)	2,478,955
Net income	—	—	756,573	756,573
Issuances of stock	2,930	2,628,321	—	2,631,251
2 for 1 stock split	56,636	(56,636)	—	—

Balances at December 31, 2003	$113,272	$16,171,611	$(10,418,104)	$5,866,779

See accompanying notes.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2003	2002
Cash flows from operations
Net income (loss)	$756,573	$(1,065,339)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	103,933	105,738
Deferred income tax benefit	(195,000)	—
Change in operating assets and liabilities:
Accounts receivable	(1,491,914)	(1,797,937)
Inventory	(585,242)	281,345
Prepaid expenses	(77,489)	(50,902)
Accounts payable and accrued expenses	528,673	470,210

Net cash used in operating activities	(960,466)	(2,056,885)

Cash flows from investing activities
Purchases of equipment	(73,583)	(51,573)
Patent costs	(13,964)	(53,652)
Other intangible assets	(36,667)	—

Net cash used in investing activities	(124,214)	(105,225)

Cash flows from financing activities
Proceeds from issuances of common stock	2,631,251	802,356
Proceeds from bank line of credit	400,000	—
Repayments of bank line of credit	(400,000)	—
Repayments of capital lease obligations	(16,658)	(33,128)

Net cash provided by financing activities	2,614,593	769,228

Increase (decrease) in cash and cash equivalents	1,529,913	(1,392,882)
Cash and cash equivalents—beginning	994,296	2,387,178

Cash and cash equivalents—ending	$2,524,209	$994,296

See accompanying notes.

1. Nature of Operations

        The Company is engaged in the development and design of digital amplifier technology. The Company is presently focused on computer based audio and entertainment media applications derived from its all-digital amplifier circuitry design trademarked as Direct Digital Amplification (DDX)®.

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

  Inventories

        Inventories are stated at the lower of cost on a first-in, first-out basis or market.

  Property and Equipment

        Major replacements and betterments of equipment are capitalized. Cost of normal maintenance and repairs is charged to expense as incurred. Depreciation is provided over the estimated useful lives of the assets using accelerated methods.

  Patents

        Costs incurred to register and obtain patents are capitalized and amortized on a straight-line basis over five years, their estimated useful lives.

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

  Accounts Receivable

        The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, collections and current credit conditions. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  Stock Options

        At December 31, 2003, the Company has an incentive stock option plan described more fully in Note 11.

        The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting For Stock-Based Compensation" (FAS 123). It applies APB Opinion No. 25, "Accounting For Stock Issued To Employees", and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan.

        The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation. The table gives effect to the stock split described in Note 7.

	Year Ended December 31,
	2003	2002
Net income (loss), as reported	$756,573	$(1,065,339)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards*	(1,798,721)	(1,277,085)

Pro-forma net loss**	$(1,042,148)	$(2,342,424)

Income (loss) per share:
As reported—
Basic	$0.07	$(0.10)

Diluted	0.06	$(0.10)

Pro-forma, basic and diluted	$(0.10)	$(0.22)

*
All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994—awards for which the fair value was required to be measured under FAS 123.

**
For purposes of pro forma disclosures, the estimated fair value of the options is amortized over 5 years, the options' vesting period. Pro forma information regarding earnings and per share information is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model for years subsequent to 2000 with the following weighted-average assumptions for 2003 and 2002, respectively: risk-free interest rates ranging from 3.28% to 4.46% and 3.70% to 5.42%; no dividend yields; volatility factors of the expected market price of the Company's common stock of 1.19 and 1.24; and a weighted-average expected life of the option of approximately 7.5 years. Prior to 2001, the fair values of the options were valued using the minimum value method.

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

        In June 2002, the Financial Accounting Standards Board approved Statement No. 146 (FAS 146) "Accounting for Cost Associated with Exit Disposal Activities" which is required to be adopted in fiscal years beginning after October 1, 2002. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than when the exit or disposal plan was committed to as was generally the case under previous rules.

        In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which is required to be adopted in fiscal years beginning after December 31, 2002. FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also requires more detailed disclosure with respect to guarantees.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.

        For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

        In May 2003, The Financial Accounting Standards Board issued Statement No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". FAS 150 establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of FAS 150 must be classified as liabilities within the Company's Consolidated Financial Statements and be reported at settlement date value. The provisions of FAS 150 are effective for (1) instruments entered into or modified after May 31, 2003, and (2) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FSP 150-3, the FASB indefinitely deferred the effective date of certain provisions of FAS 150, including mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities.

        The adoption of FAS 142, 143, 144, 146 and 150 as well as FIN 45 and 46 did not have a material effect on the Company's results of operations or financial position.

3. Inventories

        The major classifications of inventories are as follows at December 31, 2003:

Raw materials	$31,528
Finished goods	692,416

$723,944

4. Property and Equipment

        Property and equipment at December 31, 2003 are comprised of the following:

Equipment	$465,886
Furniture and fixtures	31,454
Leasehold improvements	22,954

520,294
Less accumulated depreciation	391,463

$128,831

        The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives
Equipment	5 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

5. Bank Line of Credit

        On October 30, 2002, the Company obtained a $1 million discretionary bank line of credit, which was due to expire on August 31, 2003, but was extended to November 30, 2003. Any borrowings under the line were due on demand. Borrowings were limited to the lesser of $1 million or the sum of 75% of eligible domestic accounts receivable and 80% of eligible foreign accounts receivable. The bank, at its discretion, could have made additional advances up to $500,000, exclusive of the formula, but may not exceed $1 million. The line was secured by the Company's assets and had been personally guaranteed by two of the Company's officers/directors. Interest was payable monthly at the bank's base rate plus one percent per annum. On June 15, 2003, the Company borrowed money under this line amounting to $400,000, which was subsequently repaid in November 2003. The line of credit was not renewed.

6. Capital Lease Obligations

        The Company leases certain furniture and equipment under a capital lease. At December 31, 2003, the Company had net assets under the capital lease of $14,379 included in property and equipment in the accompanying balance sheet, with a current obligation of $3,318 due by July 31, 2004.

7. Stockholders' Equity

  Stock Split

        On August 12, 2003, the Board of Directors authorized a two for one split of the Company's common stock effected in the form of a 100% stock dividend. The stock dividend was paid on December 11, 2003 to stockholders of record at the close of business on November 17, 2003. No fractional shares of common stock were issued in connection with the stock split. Par value was not changed and additional paid in- capital was charged for the par value of the shares issued.

        All references to the number of common shares and per-share amounts included in the accompanying consolidated financial statements for the years ended 2003 and 2002 have been adjusted to reflect the stock split.

  Private Placements

        In November 2002, the Company completed a private placement for 166,668 shares of common stock at $3.00 per share. Proceeds received were $500,004. Additionally, in December 2002, pursuant to another private placement of a total of 120,000 shares of common stock at $2.50 per share, the Company issued 110,000 shares of common stock. Proceeds from this portion of the issuance amounted to $275,000. The remaining 10,000 shares of common stock were issued in February 2003 for proceeds amounting to $25,000. Total proceeds of the 120,000 shares amounted to $300,000.

        In July 2003, the Company completed a private placement for 100,000 shares of common stock at $3.00 per share. Proceeds received were $300,000.

        During May 2003, the Board of Directors approved a new private placement of 1,000,000 shares. Pursuant to this private placement, the Company issued 200,000 shares, 75,000 shares and 25,000 shares in September, October and November, respectively. The 200,000 shares were issued at $5, and the remaining 100,000 shares were issued at $10 per share of common stock. Total proceeds for these issuances were $2,000,000.

  Stock Options

        The Company issued 93,100 and 22,400 shares of common stock during 2003 and 2002, respectively, for options exercised by certain employees and directors. The shares were issued at prices ranging from $0.25 to $7.63 per share in 2003 and $0.25 to $1.69 per share in 2002. Proceeds from the exercise of options amounted to $202,501 and $7,352 in 2003 and 2002, respectively.

  Other

        In January 2000, the Company in connection with a private placement, issued warrants to purchase one-fifth share of common stock at $2.50 per share. The warrants expire five years from the date of the subscription. During 2003 and 2002, the Company issued 83,000 and 16,000 shares, respectively, of common stock as a result of exercised warrants. Proceeds received were $103,750 and $20,000, respectively. At December 31, 2003 there were outstanding 50,000 warrants to purchase 10,000 shares of common stock. At December 31, 2002 there were outstanding 465,000 warrants to purchase 93,000 shares of common stock.

        In November 2003, the Company, in connection with the May 2003 private placement, issued warrants to purchase 40,000 shares of common stock at $5.00 per share. The warrants expire five years from the date of issuance. None of these warrants were exercised during 2003.

8. Related Party Transactions

        The Company rents its facility from an entity controlled by a director/stockholder for $4,400 per month pursuant to a lease expiring in September 2004. Rent paid to this stockholder aggregated $52,800 for both 2003 and 2002.

9. License Agreement

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

        During 2002, the Company recognized $220,000 of the credit for future design services. During the year ended December 31, 2003 the Company did not recognize any such income.

10. Concentrations

        During the year ended December 31, 2003, the Company derived approximately 70% of its total revenue and 65% of its product revenue from four customers and three customers, respectively.

        During the year ended December 31, 2002, the Company derived approximately 63% of its total revenue from three customers and 61% of its product revenue from three customers.

        Three of the Company's major customers accounted for approximately 53% of the total accounts receivable balance at December 31, 2003.

        During the years ended December 31, 2003 and 2002, 83% and 69%, respectively, of the total revenue, as well as, 99% and 96%, respectively, of the product revenues were derived from customers in Asia.

        Two of the Company's major vendors accounted for approximately 98% and 95% of total purchases for the years ended December 31, 2003 and 2002, respectively.

        The Company maintains accounts with financial institutions. Balances usually exceed the maximum coverage provided by the Federal Deposit Insurance Corporation on insured depositor accounts.

11. Stock Options

        In May 1997, the Company adopted an incentive stock option plan for employees, directors and consultants. The Company's board of directors authorized a maximum of 600,000 shares of common stock for issuance under the plan, which in 2001 was increased to 2,100,000 shares, increased in 2002 to 3,100,000 shares and further increased in 2003 to 4,100,000. Pursuant to the plan, the board may grant options to employees, directors, or consultants at its discretion. Options granted under the plan to less than 10% and greater than 10% stockholders are to be for 100% and 110%, respectively, of the fair value of the common stock on the date of the grant, and expire 10 and 5 years, respectively, from the date of the grant.

        A summary of the status of the Company's stock options as of December 31, 2003 and 2002 and changes during the years then ended is presented below. The data give effect to the stock split described in Note 7.

	Shares	2003 Weighted Average Exercise Price	Shares	2002 Weighted Average Exercise Price
Outstanding—beginning of year	2,022,400	$4.55	1,636,800	$4.36
Granted	898,300	4.24	535,000	5.38
Exercised	(93,100)	(2.21)	(22,400)	(0.33)
Cancelled	(40,000)	(6.36)	(127,000)	(6.34)

Outstanding—end of year	2,787,600	$4.50	2,022,400	$4.55

Weighted average fair value of options granted during year		$3.37		$4.76

        The Company granted a total of 898,300 and 535,000 in options under the 1997 Employee, Director and Consultant Stock Option Plan during 2003 and 2002, respectively, to certain directors, employees and a consultant (2002). The options awarded have exercise prices ranging from $2.71 to $12.15 and $2.85 to $6.23 for 2003 and 2002, respectively.

        The following table summarizes information about options outstanding as of December 31, 2003 and gives effect to the stock split described in Note 7.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25–4.50	1,385,800	5.83	$2.58	452,700	$0.76
$5.25–12.15	1,401,800	5.19	6.40	517,000	6.27

Total at December 31, 2003	2,787,600	5.51	$4.50	969,700	$3.70

12. Income (Loss) Per Common Share

        Basic income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The diluted income per common share includes the potential impact of dilutive securities, including options and warrants. The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares by the Company at the average market price for the period. The weighted average number of shares of common stock outstanding used to compute basic income (loss) per share for 2003 and 2002 amounted to 10,925,612 and 10,509,904, respectively. The weighted average number of shares of common stock outstanding used to compute diluted income per common share in 2003 amounted to 11,944,459. The assumed exercise of outstanding stock options and warrants for diluted loss per common share was not applicable in 2002 because their effect was antidilutive.

13. Employee Retirement 401(k) Plan

        The Company sponsors a 401(k) retirement plan for the benefit of its employees. The plan imposes no contribution requirement or liability upon the Company. Plan participation is voluntary and unconditional to all employees over 18 and plan contributions are discretionary to the limits allowed by the Internal Revenue Code and are immediately 100% vested. There were no employer contributions during 2003 and 2002.

14. Income Taxes

        At December 31, 2002, the Company had a deferred tax asset arising primarily from net operating loss carryforwards of approximately $4,599,000 that were fully offset by a valuation allowance as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The valuation allowance at December 31, 2002 was based on an assessment at that date that it is more likely than not that the net operating loss carryforwards will not be realized in the future.

        In 2003, the Company was able to realize approximately $329,000 of deferred tax assets resulting from utilization of the net operating loss carryforward against the current provision for income taxes. In addition, the Company expects to realize approximately $195,000 of deferred tax assets in 2004 from utilization of the net operating loss carryforwards against expected taxable income in that year. These circumstances are reflected in the tables below.

        The income tax benefit for the years ended December 31, 2003 and 2002 consists of the following:

	2003	2002
Current taxes
Federal	$(257,000)	$—
State	(72,000)	—

	(329,000)	—

Deferred taxes (exclusive of items shown below):
Federal	11,000	(307,000)
State	3,000	(95,000)
Valuation allowance—related to above	(14,000)	402,000

	—	—

Adjustment of beginning of year valuation allowance *	524,000	—

Total	$195,000	$—

*
Due to the profitability of the Company, there was a change in the assessment of the realizability of the related deferred tax asset in the future.

        Amounts for deferred taxes and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax asset—relating to net operating loss carryforward	$4,270,000	$4,599,000
Deferred tax asset—other	53,000	39,000
Valuation allowance—adjustment	(4,128,000)	(4,638,000)

Net deferred tax asset	$195,000	$—

        The Company has available for Federal and state income tax purposes, net operating loss carryforwards of approximately $10,796,000 and $6,162,000 as of December 31, 2003, expiring 2004 through 2022.

        At December 31, 2003, the $4,128,000 balance of the valuation allowance against the deferred tax assets is based on an assessment that it is more likely than not that the net operating loss carryforward will not be realized in the years subsequent to 2004. However, should the Company continue to generate future income from sales of products and licensing agreements, resulting in taxable income then the valuation allowance will be adjusted accordingly.

15. Supplemental Cash Flow Information

        Interest paid during 2003 and 2002 amounted to $10,997 and $5,514, respectively.

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
  Item 1. BUSINESS
RISKS RELATED TO OUR BUSINESS
RISKS RELATED TO OUR INTELLECTUAL PROPERTY
RISKS RELATING TO OUR COMMON STOCK
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
LIST OF FINANCIAL STATEMENTS YEAR ENDED DECEMBER 31, 2003
INDEPENDENT AUDITOR'S REPORT
APOGEE TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET
APOGEE TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
APOGEE TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
APOGEE TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS