Form 10-Q
period 2004-03-31
APOGEE TECHNOLOGY INC
filed 2004-05-17
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of May 7, 2004, there were 11,379,870 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE

QUARTER ENDED MARCH 31, 2004

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2004	DECEMBER 31, 2003
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,685,370	$2,524,209
Accounts receivable, net of allowance for doubtful accounts of $50,000 in 2004 and $45,000 in 2003	3,681,637	3,522,406
Inventories	601,446	723,944
Prepaid expenses and other current assets	204,007	180,261
Deferred tax asset	195,000	195,000

Total current assets	6,367,460	7,145,820

Property and equipment, net of accumulated depreciation of $410,012 in 2004 and $391,463 in 2003	117,929	128,831

Other assets
Digital amplifier patents, net of accumulated amortization of $108,427 in 2004 and $103,856 in 2003	98,280	87,369
Other intangible assets	62,167	36,667

	$6,645,836	$7,398,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,009,767	$1,528,590
Current maturities of capital lease obligations	1,679	3,318

Total current liabilities	1,011,446	1,531,908

Stockholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized, 11,348,610 and 11,327,270 issued and outstanding in 2004 and 2003, respectively	113,486	113,272
Additional paid-in capital	16,252,099	16,171,611
Accumulated deficit	(10,731,195)	(10,418,104)

Total stockholders’ equity	5,634,390	5,866,779

	$6,645,836	$7,398,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Revenues
Product sales	$1,696,691	$1,519,593
Royalties	375,148	319,999
Consulting	254,484	—

	2,326,323	1,839,592

Costs and expenses
Product sales	1,114,354	1,068,244
Research and development	711,469	356,480
Selling, general and administrative	818,841	556,879

	2,644,664	1,981,603

Operating loss	(318,341)	(142,011)

Other (expense) income
Interest expense	(65)	(499)
Interest income	5,315	3,173

	5,250	2,674

Net loss	(313,091)	(139,337)

Accumulated deficit - beginning	(10,418,104)	(11,174,677)

Accumulated deficit - ending	$(10,731,195)	$(11,314,014)

Basic and diluted loss per common share	$(0.03)	$(0.01)

Weighted average common shares outstanding - basic and diluted	11,337,781	10,749,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Cash flows from operations
Net loss	$(313,091)	$(139,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	5,000	5,000
Depreciation and amortization	23,120	22,510
Changes in operating assets and liabilities:
Accounts receivable	(164,231)	(442,187)
Inventories	122,498	(81,117)
Prepaid expenses and other current assets	(23,746)	(1,071)
Accounts payable and accrued expenses	(518,823)	236,841

Net cash used in operating activities	(869,273)	(399,361)

Cash flows from investing activities
Purchases of property and equipment	(7,647)	(13,564)
Patent costs	(15,482)	(3,153)
Other intangible assets	(25,500)	—

Net cash used in investing activities	(48,629)	(16,717)

Cash flows from financing activities
Proceeds from issuances of common stock	80,702	40,000
Repayment of capital lease obligations	(1,639)	(4,877)

Net cash provided by financing activities	79,063	35,123

Decrease in cash and cash equivalents	(838,839)	(380,955)

Cash and cash equivalents - beginning	2,524,209	994,296

Cash and cash equivalents - ending	$1,685,370	$613,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. MARCH 31, 2004 AND 2003.

1.                                      Basis of Presentation

The condensed consolidated interim financial statements have been prepared in accordance with the requirements of Regulation S-B and with the instructions to Form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.  The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2004.  These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2003.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

The following tables illustrate the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.  The loss per share information shown below has not been adjusted for the stock split referred to in Note 4.

	Three Months Ended March 31,
	2004	2003

Net loss, as reported	$(313,091)	$(139,337)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards *	(689,532)	(396,215)

Pro-forma net loss **	$(1,002,623)	$(535,552)

Loss per share:

As reported, basic and diluted	$(0.03)	$(0.01)

Pro-forma, basic and diluted	$(0.09)	$(0.05)

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

3.                                      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  The major classifications of inventories are as follows at period end:

	March 31, 2004	December 31, 2003
	(Unaudited)

Raw materials	$24,688	$31,528
Finished goods	576,758	692,416

	$601,446	$723,944

4.                                      Stockholders’ Equity

Stock Options

During the three months ended March 31, 2004, the Board of Directors awarded to certain directors and employees options to purchase 477,500 shares at exercise prices ranging from $8.65 to $9.46 per share.  These options were granted under the 1997 Employee, Director and Consultant Stock Option Plan.  The options vest over five years beginning at the first anniversary of the date of grant.

Other stock issuances

During the first quarter of 2004, 21,340 shares of common stock were issued as a result of exercised stock options at exercise prices ranging from $1.25 to $6.425 per share.  Proceeds from the exercise of options amounted to $80,702.

Stock split

On August 12, 2003, the Board of Directors authorized a 2-for-1 split of the Company’s common stock effected in the form of a 100% stock dividend.  The stock dividend was paid on December 11, 2003 to stockholders of record at the close of business on November 17, 2003.  No fractional shares of common stock were issued in connection with the stock split.  Par value was not changed and additional paid-in capital was charged for the par value of the shares issued.

All references to the number of common shares and per-share amounts included in the accompanying condensed consolidated financial statements for March 31, 2004 and 2003 have been adjusted to reflect the stock split.

5.                                      License Agreement

On February 7, 2001, the Company signed an exclusive license agreement with ST Microelectronics NV (“ST”) of the Netherlands.  The agreement calls for ST to use certain intellectual property rights owned or controlled by the Company to commercialize and sell related products utilizing such technology.  In consideration for this license, ST paid to the Company a one-time license fee of $1.6 million in cash and a $400,000 credit for future design services.  The Company will also receive royalties based on certain formulas, as defined in the agreement.  This agreement has no expiration date; however, either party may cancel the agreement upon certain advance notices as defined in the agreement.  The $400,000 credit portion of the license fee is associated with future development activities of the Company.  When the $400,000 amount is recognized in income, it will simultaneously be charged to research and development costs.

In prior years, the Company recognized $220,000 of the credit for future design services.  During the quarter ended March 31, 2004 the Company recognized the remaining $180,000 of income and research and development costs.

6.                                      Concentrations

During the three months ended March 31, 2004, the Company derived approximately 87% of its total revenue and product revenue from three customers.

During the three months ended March 31, 2003, the Company derived approximately 84% of its total revenue and 92% of its product revenue from three customers, respectively.

Three of the Company’s major customers accounted for approximately 56% of the total accounts receivable balance at March 31, 2004.

Five of the Company’s major customers accounted for approximately 98% of the total accounts receivable balance at March 31, 2003.

During the three months ended March 31, 2004, 74% of the total revenue was derived from customers in Asia and 24% of total revenue was derived from customers in Europe.  In addition, 100% of the Company's product revenues were derived from customers in Asia.

During the three months ended March 31, 2003, 82% of the total revenue was derived from customers in Asia and 99% of the Company’s product sales were derived from customers in Asia.

One of the Company’s major vendors accounted for approximately 95% of total purchases for the three months ended March 31, 2004.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three-month periods ended March 31, 2004 and March 31, 2003 should be read in conjunction with the Company’s Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled “Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price” as well as other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company does not intend to update any such forward-looking statements.

OVERVIEW

The Company designs, develops and markets semiconductor products or integrated circuits (ICs) incorporating the Company’s patented Direct Digital Amplification (DDX®) technology. DDX-based IC products are used in a range of audio applications including:  home theater systems, powered speakers, car audio, commercial audio, and PC multi-media. Under a licensing agreement with STMicroelectronics NV (ST), the Company is developing and providing intellectual property to be used in royalty bearing products produced by ST.  In addition, the Company is working under a development agreement with ST to develop and market new semiconductor products that leverage Apogee’s DDX technology and ST’s intellectual property and semiconductor design, development and manufacturing capability. ST is currently shipping 13 royalty bearing DDX-based semiconductor products.  The Company generates revenue from the sale of DDX-based semiconductor chips and related products as well as royalties earned under the licensing agreement with ST signed in February 2001.  The Company has developed and is marketing 14 different DDX-based semiconductor products and has additional products in development.  The Company markets its products using a worldwide network of direct sales staff, independent sales representatives and distributors.  The Company incurred a net loss of approximately $313,100 for the three months ended March 31, 2004, as compared to a net loss of $139,300 for the three months ended March 31, 2003.  As of March 31, 2004, the Company had an accumulated deficit of approximately $10.7 million, as compared to a deficit of approximately $10.4 million at December 31, 2003. Of this accumulated deficit, approximately $4 million was attributable to the Company’s now defunct loudspeaker business, which was discontinued in 1994. The Company’s net losses and accumulated deficit (since 1995) result primarily from research costs associated with the Company’s efforts to develop and market its DDX technology.  The Company employed 33 people as of March 31, 2004 and December 31, 2003.

During the three-month period ended March 31, 2004, the Company derived approximately 87% of its total revenue and product revenue from four customers and three customers, respectively.                       The Company utilizes a network of sales representatives and distributors, as well as a sales office in Hong Kong, to support the Company’s worldwide sales and marketing activities.                       In April 2004, the Company further expanded its sales organization with the addition of a Country Manager for Japan.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three-month period ended March 31, 2004 and March 31, 2003 have been derived from the Company’s financial statements.  Any trends reflected by the following table may not be indicative of future results.

	For the Three Months ended March 31,
	2004	2003
Statement of Operations Data:
Revenue	$2,326,323	$1,839,592
Costs and expenses	2,644,664	1,981,603
Other income (expense)	5,250	2,674
Net Profit (Loss)	$(313,091)	$(139,337)

Shares Outstanding	11,348,610	10,763,170

Balance Sheet Data:
Total Assets	$6,645,836	$3,631,477
Stockholders’ equity	$5,634,390	$2,379,619
Profit (Loss) per share (basic and fully diluted)	$(0.03)	$(0.03)

RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain revenue and expense items.  The table and the discussion below should be read in conjunction with the condensed consolidated financial statements and notes thereto that appear elsewhere in this report.

	For the Three Months Ended March 31,
	2004	2003

Product Sales	72.93%	82.60%
Royalties	16.13	17.40
Consulting	10.94	0.00

Cost of Sales	47.86	58.07
Research and Development	30.62	19.38
Sales, General and Administrative	35.20	30.27

Operating Loss	(13.68)%	(7.72)%
Other Income (Expense)	0.23	0.15
Net Loss	(13.45)%	(7.57)%

Three Months Ended March 31, 2004 compared with Three Months Ended March 31, 2003.

Revenue

The Company derives its revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to manufacturers or to distributors, (2) royalty revenue, which consists of royalties paid by STMicroelectronics under the terms of the licensing agreement signed in February 2001 and (3) consulting income related to the development of custom ICs for STMicroelectronics and other third parties who are developing DDX and non DDX based solutions.

Total revenue increased by approximately 26.5% or $486,700 to $2.3 million for the three months ended March 31, 2004 from $1.8 million for the three months ended March 31, 2003.

Revenue from the sale of the Company’s products, consisting of semiconductor IC’s, as well as DDX evaluation and reference boards, increased by approximately 11.7% or $177,000 to approximately $1.7 million for the three months ended March 31, 2004 from $1.5 million for the three months ended March 31, 2003. This increase in product revenue was primarily due to growth in sales of the Company’s semiconductor products.

Revenue from non-product related items accounted for approximately 27% of total revenue for the three months ended March 31, 2004, compared to revenue from non-product related items of approximately 17% for the three months ended March 31, 2003.  During the three months ended March 31, 2004, the Company recorded net royalty payments under the ST agreement of approximately $375,100, compared to royalty payments of $320,000 for the three months ended March 31, 2003.  This represents a year-to-year increase of approximately 17%. In addition, during the first quarter ended March 31, 2004, the Company recorded consulting revenue of approximately $254,500, including approximately $180,000 of consulting revenue from design services performed by ST as part of a $400,000 design credit in accordance with terms of the Licensing Agreement with ST. No consulting revenue was recognized during the same period in 2003.

Total Revenue for the Three Months Ended March 31, 2004 and 2003 consisted of:

	2004	2003

Product Revenue	$1,696,691	$1,519,593
Royalties	375,148	319,999
Consulting	254,484	-0-

Total:	$2,326,323	$1,939.592

Cost of Revenue

Cost of revenue remained constant at $1.1 million for both the three months ended March 31, 2004 and March 31, 2003.  Cost of revenue includes cost of purchasing finished semiconductor chips as well as customs and storage fees.

For the three months ended March 31, 2004, the Company recorded a gross margin from product sales of approximately 34% compared to a gross margin from product sales of 30% for the three months ended March 31, 2003.  The increase in the gross margin for the three months ended March 31, 2004 reflects sales of higher margin products.  The Company anticipates that the cost of product sales will continue to increase in dollar amounts as the Company continues increasing its product sales, but to decline as a percentage of revenue.

Research and Development (“R&D”) Expenses

Research and development expenses consist primarily of salaries and related expenses in the design, development and technical support of the Company’s products as well as direct support to current and potential customers in the development of consumer products utilizing DDX semiconductor products.  Research and development expenses for the three months ended March 31, 2004 were approximately $712,400, an increase of $355,900 or 99.8% from $356,500 for the three months ended March 31, 2003.  Of this increase approximately $180,000 was incurred as a result of the final utilization of a $400,000 design credit from ST, offsetting $180,000 of consulting revenue recognized during the first quarter ended March 31, 2004.  Additional increases were primarily due to increased human resource costs, as well as an increase in depreciation and amortization expense.  Costs related to human resources for R & D increased to approximately $466,700 for the three months ended March 31, 2004 from $329,800 for the three months ended March 31, 2003, an increase of approximately $136,900 or 41.5%.  During the three months ended March 31, 2004, the Company’s research and development team consisted of 20 engineers and technical support staff compared to 16 for the same period in 2003.  Depreciation and amortization expense increased to approximately $42,800, an increase of $30,200 for the three months ended March 31, 2004 from $12,600 for the same period in 2003.  This increase was primarily due to the acquisition of equipment and software required for future chip design.  During the three months ended March 31, 2004 the Company completed and introduced four new semiconductor products, the DDX-8229 Controller and the DDX-1050, DDX-1060 and DDX-1080 Power Devices.  The Company continues to invest in the development of its next generation IC’s, as well as, the continuation of support to both existing and potential customers.  Due to the technical nature of the Company’s products, engineering and design support are critical parts of the Company’s strategy during both the development of its products and the support to its customers from product design to final production.  Management anticipates that it will continue to commit resources to research, development and design activities.  It expects these expenses to increase, but to decline as a percentage of revenue as revenue increases.

Selling, General and Administrative (“SG&A”) Expenses

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and sales of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses include costs of its Hong Kong sales office.  General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. The increase in SG & A, described below, was attributable principally to support for the Company’s Hong Kong Office, increased human resource costs, increased commissions and royalties paid to third party representatives on increased revenue and an increase in professional fees.  SG&A expenses were approximately $818,800 for the three months ended March 31, 2004, compared to approximately $556,900 for the three months ended March 31, 2003, an increase of approximately $261,900 or 28.1%.  Human resource costs increased approximately $71,000 or 28% to approximately $324,500 for the three months ended March 31, 2004, compared to $253,500 during the same period in 2003.  This increase was primarily due to higher compensation, as well as, an increase in staffing both domestically and in the Hong Kong office.  At March 31, 2004 the Hong Kong office employed six people up from five employees at March 31, 2003.  In November 2003, the Company hired a Director of Marketing; increasing the SG & A staff domestically to six employees for the three months ended March 31, 2004 up from five employees at March 31, 2003.  Commissions and royalty expense on sales increased approximately $175,700 to $176,300 for the three months ended March 31, 2004, compared to $600 for the same period in 2003.  As the Company expands its sales presence with additional sales representatives worldwide, this number is expected to continue to increase.  Professional expenses increased approximately $12,000 or 15.6% to $89,300 for the three months ended March 31, 2004 compared to $77,300 for the same period in 2003 primarily due to the addition of a sales consultant in Japan and increased costs for the sales associate in Taiwan.  The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods as the Company expands its sales channels, marketing efforts and administrative infrastructure, but to decline as a percentage of revenue.

Interest Income (Expense)

Interest income, net of expense, includes income from the Company’s cash and cash equivalents and from investments and expenses related to its financing activities.  During the three months ended March 31, 2004, the Company generated net interest income of approximately $5,300 compared to net interest income of approximately $2,700 during the same period in 2003.  This increase in net interest income for the three months ended March 31, 2004 was primarily due to interest on increased cash as of December 31, 2003 and reduced interest due on leased equipment.

Net Profit (Loss)

The Company’s net loss for the three months ended March 31, 2004 was approximately $313,100 or $.03 per basic and diluted common share, compared to a loss of approximately $139,300 or $.03 per basic and diluted common share for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal source of liquidity at March 31, 2004 consisted of approximately $1.7 million in cash and short-term investments and no debt.  This compares to approximately $2.5 million in cash and cash equivalents at December 31, 2003.  This decrease in cash was due to reducing the Company’s accounts payables and accrued expenses, working capital requirements and financing of the Company’s accounts receivable.

Net cash used in operations during the three-month period ended March 31, 2004 increased to approximately $869,300 compared to approximately $399,400 in the three-month period ended March 31, 2003.  As of March 31, 2004, inventory was approximately $601,400 compared to inventory of approximately $219,800 as of March 31, 2003.  Net accounts receivable was approximately $3.8 million at March 31, 2004, up from approximately $2.5 million at March 31, 2003.  This increase in accounts receivable was due to increased shipments of the Company’s semiconductor products as well as increased royalties due under the STMicroelectronics License Agreement.  As of March 31, 2004, three major customers accounted for approximately 56% of the total accounts receivable balance. The Company increased its reserve against bad debts to $50,000 as of March 31, 2004 from $45,000 as of December 31, 2003.  The Company believes this reserve is sufficient at this time as a percentage of the Company’s receivables are secured by letters of credit.

Net cash used in investing activities for the three months ended March 31, 2004 was approximately $48,600, compared to approximately $16,700 for the three months ended March 31, 2003.

Net cash provided by financing activities for the three months ended March 31, 2004 was approximately $79,100, compared to $35,100 provided by financing activities for the three months ended March 31, 2003.  During the three-month period ended March 31, 2004, the Company received $80,702 net in cash from the exercise of options by eight employees.  The Company believes that cash flow from operations and amounts that may be raised from time to time in private offerings of its common stock will be sufficient to support operations and fund capital equipment requirements over the next twelve months.

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

Revenue Recognition

Apogee recognizes revenue from product sales at the time of shipment, when the sales price is fixed and determinable and collectibility is reasonably assured.  The Company does not offer a right of return on product sales.  Any price adjustment after shipment of goods is recorded as an offset to revenue.  For sales transactions, we comply with the provisions of Staff Accounting Bulletin 104, Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.                         In addition, the Company records royalty revenue when earned in accordance with the underlying agreements.  Consulting revenue is recognized as services are performed.

Accounts Receivable

The Company performs credit evaluations of customers and determines credit limits based upon payment history, customers’ creditworthiness and other factors, as determined by our review of their current credit information.  For a majority of our larger sales, we can require the issuance of a Letter of Credit.  Smaller accounts must either pay via credit card or in advance of shipment.  We continuously monitor collections and payments from our customers, and we maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While we have not had any significant credit losses to date, we cannot guarantee that we will continue to avoid credit losses in the future.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Since our accounts receivable are highly concentrated in a small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, our liquidity or our future results of operations.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE HAD A HISTORY OF LOSSES AND MAY NOT BE ABLE TO SUSTAIN PROFITABILITY.

As of March 31 2004, we had an accumulated deficit of approximately $10.7 million. Of this amount, approximately $4 million was generated by the Company’s former loudspeaker subsidiary, Apogee Acoustics, Inc., which discontinued operations in 1994.  We recorded a loss of approximately $313,100 for the three-month period ended March 31, 2004.  The Company recorded a net profit of approximately $756,600 for the year ended December 31, 2003, but net losses of $1,065,300 in 2002, $895,000 in 2001, $1.9 million in 2000 and $1.1 million in 1999.  We will need to generate revenue to sustain year-to-year profitability and positive cash flow.  Our ability to generate future revenue and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section.  If we are unable to maintain profitability, our share price would likely decline.

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

During the three months ended March 31, 2004, the Company derived approximately 87% of its total revenue and product revenue were from three customers and four customers, respectively.  The loss of any of the Company’s customers would have a material adverse effect on its business, financial condition and results of operations.  The Company intends to diversify its customer base in the coming months in order to reduce its dependence on a small number of customers.  The Company may not be able to succeed in these efforts.

OUR BUSINESS IS CONCENTRATED IN A LIMITED NUMBER OF MARKETS AND ANY SIGNIFICANT CHANGE IN THESE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

Approximately 74% and 24% of the Company’s total revenue for the three months ended March 31, 2004 were to customers in Asia and Europe, respectively.  In addition, 100% of product revenue was from customers in Asia.  A significant percentage of the Company’s product revenue is to manufacturers producing DVD Receivers.  This is a relatively new consumer electronic product with a limited sales history.  The Company intends to develop new markets in order to diversify the market applications of its products.

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

WE MAY REQUIRE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND RESEARCH AND DEVELOPMENT.

We have frequently incurred net losses from operations and may continue to do so in the future. We have funded our operating activities to date primarily from the sale of securities.  We will likely require additional capital in the future, which may be in the form of additional sales of securities.  The additional capital may not be readily available to us on favorable terms, if at all.  Any sale of securities would result in dilution to our current stockholders’ ownership in the Company.

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

•     the loss of foundry priority that may result in limiting our ability to obtain products on schedule,

•                  limited control over product quality that could result in product returns and the loss of customers,

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

As of March 31, 2004 our executive officers and directors owned approximately forty-two percent (42.15%) of the outstanding shares of Common Stock of the Company.  Accordingly, such persons have sufficient voting power to substantially influence the outcome of matters that are put to a stockholder vote, including the election of a majority of the board of directors, and any merger, consolidation or sale of all or substantially all of our assets, and also have control over our management and affairs.  As a result of such voting power, these stockholders will be able to influence the outcome of corporate actions, including proxy contests, mergers involving us, tender offers, open market purchase programs or other purchases of Common Stock that could give our stockholders the opportunity to realize a premium over the then prevailing market price for their shares of Common Stock.  This concentration of ownership could also adversely affect our stock’s market price.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include: cash, cash equivalents, accounts receivable and accounts payable.  At March 31, 2004, the carrying value of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13d-15 (e) and 15d-15 (e)) as of the end of the period covered by this quarterly report.  Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company’s current disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company was made known to them by others, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

(b)         Changes in Internal Controls.  There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES

During the first quarter ended March 31, 2004, 21,340 shares of the Company’s Common Stock were issued to employees as a result of the exercise of certain options pursuant to the Company’s 1997 Employee, Director and Consultant Stock Option Plan (the “Plan”).  The exercise price for these shares ranged from $1.25 per share to $6.425 per share.

During the first quarter ended March 31, 2004, the Company granted options to employees and directors to purchase, in the aggregate, up to 477,500 shares of the Company’s Common Stock at exercise prices ranging from $8.65 per share to $9.46 per share under the Plan.

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

APOGEE TECHNOLOGY, INC.

Date: May 17, 2004	By: /s/ Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer and Treasurer (principal financial officer and principal accounting officer)

FORM-10QSB

MARCH 31, 2004

EXHIBIT INDEX

Exhibit Number	Description
10.1	Employment Agreement dated March 25, 2004 between Herbert M. Stein and Apogee Technology, Inc.

31.1	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

32.1	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.