Form 10QSB
period 2004-06-30
APOGEE TECHNOLOGY INC
filed 2004-08-16
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of August 5, 2004, there were 11,402,090 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE

QUARTER ENDED JUNE 30, 2004

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	DECEMBER 31, 2003
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$1,692,644	$2,524,209
Accounts receivable, net of allowance for doubtful accounts of $55,000 in 2004 and $45,000 in 2003	2,636,606	3,522,406
Inventories	937,524	723,944
Prepaid expenses and other current assets	257,387	180,261
Deferred tax asset	195,000	195,000

Total current assets	5,719,161	7,145,820

Property and equipment, net of accumulated depreciation of $429,638 in 2004 and $391,463 in 2003	121,270	128,831

Other assets
Digital amplifier patents, net of accumulated amortization of $114,488 in 2004 and $103,856 in 2003	106,466	87,369
Other intangible assets	173,223	36,667

	$6,120,120	$7,398,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$710,000	$1,528,590
Current maturities of capital lease obligations	—	3,318

Total current liabilities	710,000	1,531,908

Stockholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized, 11,400,770 and 11,327,270 issued and outstanding in 2004 and 2003, respectively	114,008	113,272
Additional paid-in capital	16,402,734	16,171,611
Accumulated deficit	(11,106,622)	(10,418,104)

Total stockholders’ equity	5,410,120	5,866,779

	$6,120,120	$7,398,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2004	2003	2004	2003
Revenues
Product sales	$1,036,397	$2,685,292	$2,733,088	$4,204,885
Royalties	435,864	347,335	811,012	667,334
Consulting	200,000	—	454,484	—
	1,672,261	3,032,627	3,998,584	4,872,219

Costs and expenses
Product sales	626,159	1,864,686	1,740,513	2,932,927
Research and development	606,198	379,041	1,317,667	735,521
Selling, general and administrative	820,965	547,699	1,639,806	1,104,580

	2,053,322	2,791,426	4,697,986	4,773,028

Operating (loss) income	(381,061)	241,201	(699,402)	99,191

Other (expense) income
Interest expense	(28)	(1,350)	(93)	(1,849)
Interest income	5,662	1,680	10,977	4,853

	5,634	330	10,884	3,004

Net (loss) income	(375,427)	241,531	(688,518)	102,195

Accumulated deficit - beginning	(10,731,195)	(11,314,013)	(10,418,104)	(11,174,677)

Accumulated deficit - ending	$(11,106,622)	$(11,072,482)	$(11,106,622)	$(11,072,482)

Basic and diluted (loss) income per common share	$(0.03)	$0.02	$(0.06)	$0.01

Weighted average common shares outstanding - basic and diluted	11,380,790	10,752,246	11,359,469	10,762,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	SIX MONTHS ENDED June 30,
	2004	2003
Cash flows from operations
Net (loss) income	$(688,518)	$102,195
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts	10,000	10,000
Depreciation and amortization	48,807	44,282
Changes in operating assets and liabilities:
Accounts receivable	875,800	(1,286,990)
Inventories	(213,580)	(695,184)
Prepaid expenses and other current assets	(77,126)	(59,359)
Accounts payable and accrued expenses	(818,590)	1,051,502

Net cash used in operating activities	(863,207)	(833,554)

Cash flows from investing activities
Purchases of property and equipment	(30,614)	(24,263)
Patent costs	(29,729)	(6,764)
Other intangible assets	(136,556)	—.—

Net cash used in investing activities	(196,899)	(31,027)

Cash flows from financing activities
Proceeds from issuances of common stock	231,859	50,750
Deposit for common stock to be issued	—	300,000
Proceeds from bank line of credit	—	400,000
Repayment of capital lease obligations	(3,318)	(9,895)

Net cash provided by financing activities	228,541	740,855

Decrease in cash and cash equivalents	(831,565)	(123,726)

Cash and cash equivalents - beginning	2,524,209	994,296

Cash and cash equivalents - ending	$1,692,644	$870,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

1.             Basis of Presentation

The condensed consolidated interim financial statements have been prepared in accordance with the requirements of Regulation S-B and with the instructions to Form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.  The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2004.  These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2003.

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

2.             Pro-forma Information - Stock Options

The Company has adopted the disclosure-only provisions of Financial Accounting Standard No. 123, “Accounting For Stock-Based Compensation” (FAS 123).  It applies APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and related interpretations in accounting for its stock option plan and does not recognize compensation expense for its stock-based compensation plan other than for certain options granted in 2001.

The following tables illustrate the effect on net (loss)/ income and (loss)/ income per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.  The net (loss)/ income per share information shown below has been adjusted for the stock split referred to in Note 5.

		Six Months Ended June 30,
		2004	2003

Net (loss) income, as reported		$(688,518)	$102,195

Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards *	(3,030,701)	(864,213)

Pro-forma net loss **		$(3,719,219)	$(762,018)

	Six Months Ended June 30,
	2004	2003

(Loss) income per share:

As reported, basic and diluted	$(0.06)	$0.01

Pro-forma, basic and diluted	$(0.33)	$(0.08)

		Three Months Ended June 30,
		2004	2003

Net (loss) income, as reported		$(375,427)	$241,531

Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards *	(2,502,120)	(467,998)

Pro-forma net loss **		$(2,877,547)	$(226,467)

(Loss) income per share:

As reported, basic and diluted		$(0.03)	$0.02

Pro-forma, basic and diluted		$(0.25)	$(0.02)

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

3.             Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  The major classifications of inventories are as follows at period end:

	June 30, 2004	December 31, 2003
	(Unaudited)

Raw materials	$24,382	$31,528
Finished goods	913,142	692,416

	$937,524	$723,944

4.             Other Intangible Assets

During May 2004, the Company purchased patents and certain other intangible assets amounting to $100,000.  The Company is currently assessing the allocation of costs and appropriate estimated useful lives of these assets and patents and as such has not recorded amortization on these assets during the second quarter of 2004.  The Company intends to complete the allocation by year end.

The Company, as a result of this purchase, may be subject to segment reporting in future periods.

5.             Stockholders’ Equity

Stock Options

During the three months ended June 30, 2004 the Board of Directors awarded options to purchase 370,000 shares at exercise prices ranging from $8.50 to $9.06 per share, to certain directors and employees.  These options were granted under the 1997 Employee, Director and Consultant Stock Option Plan.  Of these options, 170,000 vest over five years beginning at the first anniversary of the date of grant and 200,000 options vested at date of grant.

Other Stock Issuances

During the second quarter of 2004, 44,160 shares of common stock were issued as a result of exercised stock options at exercise prices ranging from $0.625 to $6.810 per share. The Company also issued 8,000 shares of common stock as a result of exercised warrants during the quarter. The exercise price was $1.25 per share.

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

All references to the number of common shares and per-share amounts included in the accompanying condensed consolidated financial statements for June 30, 2004 and 2003 have been adjusted to reflect the stock split.

6.             License Agreement

On February 7, 2001, the Company signed an exclusive license agreement with ST Microelectronics NV (“ST”) of the Netherlands.  The agreement calls for ST to use certain intellectual property rights owned or controlled by the Company to commercialize and sell related products utilizing such technology.  In consideration for this license, ST paid to the Company a one-time license fee of $1.6 million in cash and a $400,000 credit for future design services.  The Company will also receive royalties based on certain formulas, as defined in the agreement.  This agreement has no expiration date, however, either party may cancel the agreement upon certain advance notices as defined in the agreement.  The $400,000 credit portion of the license fee was associated with future development activities of the Company.  When the $400,000 amount was recognized in income, it was simultaneously charged to research and development costs.

In prior years, the Company recognized $220,000 of the credit for future design services.  During the quarter ended March 31, 2004, the Company recognized the remaining $180,000 of income and research and development costs.

7.             Concentrations

During the quarter and six months ended June 30, 2004, the Company derived approximately 90% and 72% of its total revenue and 67% and 74% of its product revenue from three and four customers, respectively.

During the quarter and six months ended June 30, 2003, the Company derived approximately 86% and 82% of its total revenue from five and four customers, respectively.  In addition, the Company derived approximately 84% and 79 % of its product revenue from four and three customers, respectively.

Three of the Company’s major customers accounted for approximately 68% of the total accounts receivable balance at June 30, 2004.

Four of the Company’s major customers accounted for approximately 86% of the total accounts receivable balance at June 30, 2003.

During the quarter and six months ended June 30, 2004 58% and 67%, of the Company’s total revenue was derived from customers in Asia and 26% and 24% of total revenue was derived from customers in Europe, respectively.  In addition, 86% and 95% of the Company’s product revenue during those periods was derived from customers in Asia, respectively.

During the quarter and six months ended June 30, 2003, 88% and 86%, respectively, of the Company’s total revenue was derived from customers in Asia and 99% of the Company’s product sales for the same periods were to customers in Asia.

One of the Company’s major vendors accounted for approximately 99% of total purchases for the six months ended June 30, 2004.

Two of the Company’s major vendors accounted for approximately 99% of total purchases for the six months ended June 30, 2003.

The Company maintains accounts with financial institutions.  Balances usually exceed the maximum coverage provided by the Federal Deposit Insurance Corporation on insured depositor accounts.

Consulting income for the three and six month periods ended June 30, 2004 includes $200,000 pursuant to agreements entered into during 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three-and six-month periods ended June 30, 2004 and June 30, 2003 should be read in conjunction with the Company’s Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled “Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price” as well as other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company does not intend to update any such forward-looking statements.

OVERVIEW

The Company designs, develops and markets silicon based products incorporating proprietary technologies.  The Company’s patented all-digital, high efficiency Direct Digital Amplification (DDX®) technology Integrated Circuits (“ICs”) are used in a range of audio applications including:  home theater systems, powered speakers, car audio, commercial audio, and PC multi-media.  The Company is developing new System-on-Chip (SOC) products using its analog and digital circuit designs and Micro-Electromechanical Systems (MEMS) technology for the consumer, automotive, communications and medical markets.  At the appropriate time, the Company will segment the reporting of the MEMS division.  Under a licensing agreement with STMicroelectronics NV (ST) signed in February 2001, the Company is developing and providing intellectual property to be used in royalty bearing products produced by ST.  In addition, the Company is working under a development agreement with ST to develop and market new semiconductor products that leverage Apogee’s DDX technology and ST’s intellectual property and semiconductor design, development and manufacturing capability. ST is currently shipping 15 royalty bearing DDX-based semiconductor products to customers.  The Company generates revenue from the sale of DDX-based semiconductor chips and related products as well as royalties earned under the licensing agreement with ST.  The Company has developed and is marketing 17 different DDX-based semiconductor products and has additional DDX and non-DDX IC products in development.  The Company has offices in Massachusetts, New York, Hong Kong and Japan.   The Company markets its products using a worldwide network of direct sales staff, independent sales representatives and distributors.  The Company incurred a net loss of approximately $375,400 and $688,500 for the three and six months ended June 30, 2004, as compared to a net profit of approximately $241,500 and $102,200 for the three and six months ended June 30, 2003.  As of June 30, 2004, the Company had an accumulated deficit of approximately $11.1 million, as compared to a deficit of approximately $10.4 million at December 31, 2003. Of this accumulated deficit, approximately $4 million was attributable to the Company’s now defunct loudspeaker business, which was discontinued in 1994. The Company’s net losses and accumulated deficit (since 1995) result primarily from research costs associated with the Company’s efforts to develop and market its DDX technology.

As of June 30, 2004, the Company had 36 employees, up from 28 as of June 30, 2003.

During the three-month period ended June 30, 2004, the Company derived approximately 67% of its total revenue and 90% of its product revenue from two customers and three customers, respectively.   The Company utilizes a network of sales representatives and distributors, as well as sales offices in Hong Kong and Japan, to support the Company’s worldwide sales and marketing activities.   In April 2004, the Company further expanded its sales organization with the addition of a Country Manager for Japan.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three- and six-month periods ended June 30, 2004 and June 30, 2003 have been derived from the Company’s financial statements.  Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2004	2003	2004	2003
Statement of Operations Data:
Revenue	$1,672,261	$3,032,627	$3,998,584	$4,872,219
Costs and expenses	(2,053,322)	(2,791,426)	(4,697,986)	(4,773,028)
Other Income (expenses)	5,634	330	10,884	3,004
Net (Loss) Profit	$(375,427)	$241,531	$(688,518)	$102,195

Shares Outstanding	11,400,770	10,786,170	11,400,770	10,786,170

Balance Sheet Data:
Total Assets	$6,120,120	$5,393,402	$6,120,120	$5,393,402
Stockholders’ equity	$5,401,120	$2,631,900	$5,401,120	$2,631,900
(Loss) Profit per share (basic and diluted)	$(0.03)	$0.02	$(0.06)	$0.01

RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain revenue and expense items.  The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Product Sales	61.98%	88.55%	68.35%	86.30%
Royalties	26.06	11.45	20.28	13.70
Consulting	11.96	0.00	11.37	0.00

Cost of Sales	(37.44)	(61.49)	(43.53)	(60.20)
Research and Development	(36.25)	(12.50)	(32.95)	(15.17)
Sales, General and Administrative	(49.09)	(18.06)	(41.01)	(22.67)

Operating (Loss) Profit	(22.79)%	7.95%	(17.49)%	2.04%
Other Income (Expense)	0.34	0.01	0.27	0.06
Net (Loss) Profit	(22.45)%	7.96%	(17.22)%	2.10%

Revenue

The Company derives its revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to manufacturers or to distributors, (2) royalty revenue, which consists of royalties paid by STMicroelectronics under the terms of the licensing agreement signed in February 2001 and (3) consulting income related to the development of custom ICs for STMicroelectronics and other third parties who are developing DDX and non-DDX based solutions.  Both revenue recognized and expenses incurred by the MEMS division will be segmented at the appropriate time.

Total revenue decreased by approximately 45% or $1.3 million to $1.7 million for the three months ended June 30, 2004 from $3.0 million for the three months ended June 30, 2003.  Total revenue decreased by approximately 18% or $873,600 to approximately $4.0 million for the six months ended June 30, 2004 from $4.9 million for the same period in 2003.

Revenue from the sale of the Company’s products, consisting of semiconductor IC’s, as well as, DDX evaluation and reference boards, decreased by approximately 61% or $1.6 million to approximately $1.0 million for the three months ended June 30, 2004 from $2.6 million for the three months ended June 30, 2003 and by approximately 35% or $1.5 million to $2.7 million for the six months ended June 30, 2004 as compared to $4.2 million for the same period in 2003.  The Company’s revenue was impacted by unexpected weakness in demand from its key customers due to program development delays and finished goods inventory buildup.

Revenue from non-product related items accounted for approximately 38% and 32% of total revenue for the three and six months ended June 30, 2004, respectively, compared to revenue from non-product related items of approximately 11% and 14% of total revenue for the same periods in 2003.  During the three months and six months ended June 30, 2004, the Company recorded net royalty payments under the ST agreement of approximately $435,900 and $811,000, compared to royalty payments of $347,300 and $667,300 for the same periods in 2003, representing an increase of approximately 25% and 22% for the respective periods.  In addition, during the three- and six-month periods ended June 30, 2004, the Company recorded consulting revenue of approximately $200,000 and $454,500, respectively.  No consulting revenue was recognized during the same periods in 2003.

Total Revenue for the Three and Six Months Ended June 30, 2004 and 2003 consisted of:

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2004	2003	2004	2003
Product Revenue	$1,036,397	$2,685,292	$2,733,088	$4,204,885
Royalties	435,864	347,335	811,012	667,334
Consulting	200,000	—	454.484	—

Total:	$1,672,261	$3,032,627	$3,998,584	$4,872,219

Cost of Revenue

Cost of revenue decreased as a result of reduced product revenue to $626,000 and $1.7 million for the three and six months ended June 30, 2004, respectively, compared to approximately $1.9 million and $3.0 million for the same periods in 2003.  Cost of revenue includes cost of purchasing finished semiconductor chips as well as customs and storage fees.  For the three and six months ended June 30, 2004, the Company recorded a gross margin of approximately 40% and 36%, respectively, from product sales, compared to a gross margin of 31% and 30%, respectively, for the same periods in 2003.  This increase in gross margin is due to the release of new higher margin products and improved pricing from the Company’s primary supplier.

Research and Development (“R&D”) Expenses

Research and development expenses consist primarily of salaries and related expenses in the design, development and technical support of the Company’s products as well as direct support to current and potential customers in the development of consumer products utilizing DDX semiconductor products.   Research and development expenses increased to approximately $606,200 and $1.3 million for the three months and six months ended June 30, 2004, compared to approximately $379,000 and $735,500 for the same periods in 2003. This increase of approximately $227,200 or 59.9% and $565,500 or 79.3%, respectively, was related to increased staffing, tooling, design software, use of third party consultants to assist with product designs and increased depreciation and amortization.  In addition, for the six months ended June 30, 2004, $180,000 was incurred as a result of the final utilization of the $400,000 design credit from ST, offsetting $180,000 of consulting revenue recognized during the first quarter ended March 31, 2004.  For the three and six months ended June 30, 2004 third party consultants accounted for approximately $39,900 and $53,400 of total research and development costs, up from $5,800 for both the three and six month periods ended June 30, 2003.  Costs related to human resources for R&D increased to approximately $501,400 and $968,100 from $345,400 and $675,200 for the three months and six months ended June 30, 2004, an increase of approximately $156,000 or 45.2% and $292,900 or 43.4%, respectively.   The overall increase reflects the Company’s expanded research and development activity as evidenced by the employment of 22 engineers and technical support staff as of June 30, 2004, compared to 17 for the period ended June 30, 2003, an increase of five employees, including the addition of employees resulting from the MEMS acquisition, completed in May 2004.  Depreciation and amortization expense increased to approximately $46,300 and $89,100 for the three and six months ended June 30, 2004, an increase of $33,000 or 247.6% and $63,200 or 243.2%, respectively, compared to $13,300 and $25,900 for the same periods in 2003.  This increase was primarily due to the acquisition of equipment and software required for future chip designs.  During the six months ended June 30, 2004, the Company completed and introduced eight of the twenty-three new semiconductor products planned for introduction during fiscal 2004.  The Company continues to invest in the development of its next generation of DDX, non-DDX ICs and the continuation of support to both existing and potential customers.  In addition, the Company is broadening its product base as evidenced by the acquisition of the intellectual property of the former Standard MEMS Company and the hiring of two of that company’s former key employees.  Due to the technical nature of the Company’s products, engineering and design support are critical parts of the Company’s strategy during both the development of its products and the support to its customers from product design to final production.  Management anticipates that it will continue to commit resources to research, development and design activities.  It expects these expenses to increase, but to decline as a percentage of revenue as revenue increases.

Selling, General and Administrative (“SG&A”) Expenses

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and sales of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses include costs of its Hong Kong sales office and support of a sales organization in Japan.  General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. The increase in SG & A, described below, was attributable principally to support for the Company’s Hong Kong Office, increased human resource costs including the hiring of a Japan Country Manager, increased royalties paid to third party representatives and increased professional fees.   SG&A expenses were approximately $821,000 and $1.6 million for the three months and six months ended June 30, 2004, compared to approximately $553,500 and $1.1 million for the same periods in 2003, an increase of approximately $267,500 or 48.3% and $500,000 or 47.7%, respectively.  Human resource costs increased approximately $65,700 and $136,700 to approximately $308,500 and $633,000 during the three months and six months ended June 30, 2004 compared to $242,800 and $496,300 during the same periods in 2003, an increase of 27% for both the three- and six-month periods ended June 30, 2004.  This increase was primarily due to higher compensation, as well as, an increase in staffing both domestically and at the Hong Kong office.  Approximately $76,900 and $153,000 of the human resource expense for the three and six months ended June 30, 2004 was related to staffing the Hong Kong Office.  This compared to approximately $58,400 and $118,000 for the same periods in 2003.  Commissions and royalty expense on sales increased approximately $103,800 and $279,600 to $209,600 and $385,900 for the three and six months ended June 30, 2004, compared to $105,700 and $106,300 for the same periods in 2003.  This was due to discounts given to specific customer accounts.  Professional expenses increased approximately $47,400 or 101% and $59,400 or 48% to $94,300 and $183,600 for the three and six months ended June 30, 2004 compared to $46,900 and $124,200 for the same periods in 2003.  Of this increase approximately $38,000 and $50,000 was due to the addition of a sales consultant in Japan and increased costs for a sales associate in Taiwan.  The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods as the Company expands its sales channels, marketing efforts and administrative infrastructure, but to decline as a percentage of revenue.

Interest Income (Expense)

Interest income, net of expense, includes income from the Company’s cash and cash equivalents and from investments and expenses related to its financing activities.  During the three and six months ended June 30, 2004, the Company generated net interest income of approximately $5,600 and $10,900 compared to net interest income of approximately $300 and $3,000 during the same periods in 2003.  This increase in net interest income for the three and six months ended June 30, 2004 was primarily due to interest on increased cash as of December 31, 2003 and reduced interest due on leased equipment.

Net Profit (Loss)

The Company’s net loss for the three months ended June 30, 2004 was approximately $375,400 or $.03 per basic and diluted common share, compared to a net profit of approximately $241,500 or $.02 per basic and diluted common share for the three months ended June 30, 2003.  For the six months ended June 30, 2004 the Company reported a loss of approximately $688,500 or $.06 per basic and diluted common share, compared to a net profit of approximately $102,200 or $.01 per basic and diluted common share for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal source of liquidity at June 30, 2004 consisted of approximately $1.7 million in cash and short-term investments and no debt.  This compares to approximately $2.5 million in cash and cash equivalents at December 31, 2003.  This decrease in cash was due to reducing the Company’s accounts payables and accrued expenses, working capital requirements and financing of the Company’s accounts receivable, and lower revenues during the period.

Net cash used in operations during the six-month period ended June 30, 2004 increased to approximately $863,200 compared to approximately $833,600 in the six-month period ended June 30, 2003.  As of June 30, 2004, inventory was approximately $937,500 compared to inventory of approximately $833,800 as of June 30, 2003.  Net accounts receivable was approximately $2.6 million at June 30, 2004, down from approximately $3.3 million at June 30, 2003.  This decrease in accounts receivable was due to aggressive collection and reduced shipments of the Company’s semiconductor products.  As of June 30, 2004, three major customers accounted for approximately 68% of the total accounts receivable balance.  The Company continued its quarterly entry of increasing its reserve against bad debts by $5,000 to $55,000 as of June 30, 2004 from $45,000 as of December 31, 2003.  The Company believes this reserve is sufficient at this time as a percentage of the Company’s receivables are secured by letters of credit.

Net cash used in investing activities for the six months ended June 30, 2004 was approximately $196,900, compared to approximately $31,000 for the six months ended June 30, 2003.   Of the $196,900, $109,000 was associated with the acquisition of the intellectual property of the former Standard MEMS Company in May of 2004.

Net cash provided by financing activities for the six months ended June 30, 2004 was approximately $228,500, compared to $740,900 provided by financing activities for the six months ended June 30, 2003.  During the three-month period ended June 30, 2004, the Company received $141,156 in cash from the exercise of options by ten employees and $10,000 in cash from the exercise of warrants.  During the three-month period ended June 30, 2003, the Company received $11,500 in cash from the exercise of options by two employees and $6,250 in cash from the exercise of warrants.  The Company believes that cash flow from operations and amounts that may be raised from time to time in private offerings of its common stock will be sufficient to support operations and fund capital equipment requirements over the next twelve months.

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

Revenue Recognition

Apogee recognizes revenue from product sales at the time of shipment, when the sales price is fixed and determinable and collectibility is reasonably assured.  The Company’s standard terms and conditions of sale do not offer a right of return on product sales.  Any price adjustment after shipment of goods is recorded as an offset to revenue.  For sales transactions, we comply with the provisions of Staff Accounting Bulletin 104, Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.   In addition, the Company records royalty revenue when earned in accordance with the underlying agreements.  Consulting revenue is recognized as services are performed.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE HAD A HISTORY OF LOSSES AND MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

As of June 30, 2004, we had an accumulated deficit of approximately $11.1 million. Of this amount, approximately $4 million was generated by the Company’s former loudspeaker subsidiary, Apogee Acoustics, Inc., which discontinued operations in 1994.  We recorded a loss of approximately $375,400 and $688,500 for the three- and six-month periods ended June 30, 2004.  The Company recorded a net profit of approximately $756,600 for the year ended December 31, 2003, but had net losses of $1,065,300 in 2002, $895,000 in 2001, $1.9 million in 2000 and $1.1 million in 1999.  We will need to generate revenue to sustain year-to-year profitability and positive cash flow.  Our ability to generate future revenue and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section.  If we are unable to achieve and maintain profitability, our share price would likely decline.

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF ANY OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

During the six months ended June 30, 2004, the Company derived approximately 72% of its total revenue and 74% of product revenue from three customers and four customers, respectively.  The loss of any of the Company’s customers, or a significant decrease in the amount of revenue generated from any of these customers, would have a material adverse effect on its business, financial condition and results of operations.  The Company is working to diversify its customer base in order to reduce its dependence on a small number of customers.  The Company may not be able to succeed in these efforts.

OUR BUSINESS IS CONCENTRATED IN A LIMITED NUMBER OF MARKETS AND ANY SIGNIFICANT CHANGE IN THESE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

Approximately 67% and 24% of the Company’s total revenue for the six months ended June 30, 2004 were to customers in Asia and Europe, respectively.  In addition, 95% of product revenue was from customers in Asia.  A significant percentage of the Company’s product revenue is to manufacturers producing DVD Receivers.  This is a relatively new consumer electronic product with a limited sales history.  The Company intends to develop new markets in order to diversify the market applications of its products.

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

OUR ABILITY TO ACHIEVE SUSTAINED REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO MAINTAIN OUR EXISTING LICENSING RELATIONSHIPS.

Part of our business strategy is to expand our licensing activities with STMicroelectronics and to enter into licensing relationships with other companies in order to offer products to a larger customer base than could be reached through our own development and marketing efforts.  We believe that such relationships can accelerate market penetration of our products and technologies, while limiting our manufacturing exposure and sales and marketing costs.  However, we may not be able to expand or maintain our existing licensing relationships or establish new licensing relationships on commercially reasonable terms, if at all.  Any future inability by us to maintain and expand our licensing relationships or to enter into additional licensing relationships, or the failure of one or more of our licensing relationships to contribute to the development and maintenance of a market for our products, could have a material adverse effect on our business, operating results and financial condition.

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

IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

We may not be successful in recruiting and retaining executive officers and other key management and technical personnel.  The competition for employees with the necessary high level of technical expertise to design, market and sell our products is intense, particularly in eastern Massachusetts and Asia.  We will need to hire a number of additional technical personnel if we are to increase the rate at which we develop new products.  Because competition for highly skilled technical personnel is so intense, companies in Apogee’s industry are subject from time to time to complaints brought by competitors alleging interference with contractual relations or wrongful hiring of employees.  Such lawsuits may be costly, may divert management attention and resources from the operation of our business, and may therefore adversely affect our financial condition and results of operations.  In addition, the loss of the management and technical expertise of our senior management could seriously harm us.  Our employees may also be recruited away from us by our competitors.  The Company does not have in place employment contracts for some members of its senior management, including the COO and Vice President of Engineering.

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

•                  the loss of foundry priority that may limit our ability to obtain products on schedule,

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

OUR ABILITY TO ACHIEVE REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO PERSUADE THE MARKET TO ADOPT OUR TECHNOLOGIES.

We face challenges in persuading manufacturers to adopt our products using our DDX amplifier technology, our QRX power supply products, and our MEMS technology.  Traditional amplifiers use design approaches developed in the 1930s.  These approaches are still used in most amplifiers and engineers are familiar with these design approaches.  In order to adopt our products, manufacturers and engineers must understand and accept our new technology.  In addition, our amplifier, power supply and MEMS technologies may be more expensive for some applications than traditional technologies.  For these reasons, prospective customers may be reluctant to adopt our technology.

INTENSE COMPETITION IN THE SEMICONDUCTOR AND CONSUMER AUDIO INDUSTRY COULD PREVENT US FROM ACHIEVING AND SUSTAINING PROFITABILITY.

The semiconductor and consumer audio industry is highly competitive, and we expect the intensity of the competition to increase. Many of our competitors have greater financial, technical, research, marketing, sales, distribution, service and other resources than we do.  Moreover, our competitors may offer broader product lines and have greater name recognition than we do, and may offer discounts as a competitive tactic, forcing intense pricing pressure on our semiconductor products.  In addition, several development stage companies are currently creating or developing technologies and products that compete with or are being designed to compete with our technologies and products.  Our competitors may develop or market technologies or products that are more effective or more commercially attractive than our current or future products, or that may render our technologies or products less competitive or obsolete.  Accordingly, if competitors introduce superior technologies or products and we cannot make enhancements to our technologies and products necessary for them to remain competitive, our competitive position, and in turn, our business, revenues and financial condition, will be seriously harmed.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY BE INSUFFICIENT TO PROTECT OUR COMPETITIVE POSITION.

Our business depends, in part, on our ability to protect our intellectual property.  We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies.  We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes.  We have four issued United States patents and three pending patent applications.  In addition, we recently acquired a portfolio of MEMS intellectual property and the Company is reviewing this portfolio to determine which of the acquired rights will be most useful in its business.  We cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us meaningful protection.  The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.

We also generally enter into confidentiality agreements with our employees and strategic partners, and generally control access to and distribution of our documentation and other proprietary information.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, develop similar technology independently or design around our patents.  In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries in which we operate.

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

RISKS RELATING TO OUR COMMON STOCK

FACTORS UNRELATED TO OUR BUSINESS COULD NEGATIVELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies.  These fluctuations often have been unrelated or disproportionate to the operating performance of those companies.  We expect that the market price of our Common Stock will fluctuate as a result of variations in our quarterly operating results, or for other reasons that are not related to the performance of our business.  These fluctuations may be exaggerated if the trading volume of our Common Stock is low.  In addition, due to the technology-intensive nature of our business, the market price for our Common Stock may rise and fall in response to various factors, including:

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include: cash, cash equivalents, accounts receivable and accounts payable.  At June 30, 2004, the carrying value of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

Although the Company’s sales are predominately to international markets, the Company believes that it does not have material foreign currency exchange rate risk since international sales are in U.S. dollars and material purchases from foreign suppliers are typically also denominated in U.S. dollars.   Additionally, the functional currency of the Company’s foreign sales offices is the U.S. dollar.

It is the Company’s policy not to enter into derivative financial instruments for speculative purposes.

ITEM 4 - CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

During the second quarter ended June 30, 2004, 44,160 shares of the Company’s Common Stock were issued to employees as a result of the exercise of certain options pursuant to the Company’s 1997 Employee, Director and Consultant Stock Option Plan (the “Plan”).  The exercise price for these shares ranged from $0.625 per share to $6.81 per share.

On May 5, 2004, 8,000 shares of the Company’s Common Stock were issued to an investor as a result of the exercise of warrants issued pursuant to a Stock Subscription Agreement in a private placement dated January 25, 2000.  The exercise price for these shares was $1.25 per share.  The exemption from registration relied upon was Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

During the second quarter ended June 30, 2004, the Company granted options to employees and directors to purchase, in the aggregate, up to 370,000 shares of the Company’s Common Stock at exercise prices ranging from $8.50 per share to $9.06 per share under the Plan.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 25, 2004.  The following matters were voted upon:

(1)          Mr. Herbert M. Stein was elected by a plurality of the shares entitled to vote at the meeting to serve as a Director of the Company to hold office until the annual meeting of the Corporation in 2007.  This proposal was approved with 9,568,040 votes for the proposal, 95,258 votes against the proposal and no abstentions.

(2)          Mr. Arthur S. Reynolds was elected by a plurality of the shares entitled to vote at the meeting to serve as a Director of the Company to hold office until the annual meeting of the Corporation in 2006.  This proposal was approved with 9,651,958 votes for the proposal, 11,340 votes against the proposal and no abstentions.

(3)          The shareholders ratified the appointment of Yohalem Gillman & Company, LLP as the independent public accountants for the Company for the fiscal year ending December 31, 2004.  This proposal was approved with 9,662,248 votes for the proposal, 50 votes against the proposal, and 1,000 abstentions and no broker non-votes.

(4)          Following the annual meeting, the Company’s Board of Directors consisted of:  Mr. Arthur S. Reynolds, Mr. Herbert M. Stein, Ms. Sheryl B. Stein and Mr. Alan W. Tuck.

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits:

See Exhibit Index

(b)           Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

Date: August 16, 2004	By:	/s/ Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer and Treasurer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Employment Agreement dated June 7, 2004 between Herbert M. Stein and Apogee Technology, Inc.

10.2*	Transfer, Employment and Royalty Agreement dated April 30, 2004 between Glenn Fricano and Apogee Technology, Inc.

31.1	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

32.1	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

*

Certain confidential material contained in this document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.