Form 10QSB
period 2004-09-30
APOGEE TECHNOLOGY INC
filed 2004-11-15
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of November 5, 2004, there were 11,769,332 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE

QUARTER ENDED SEPTEMBER 30, 2004

PART I-FINANCIAL INFORMATION

Item 1 -	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003.
Condensed Consolidated Statements of Operations and Accumulated Deficit for the Three and Nine Months Ended September 30, 2004 and September 30, 2003.
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2003.
Notes to Condensed Consolidated Financial Statements.

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -	Quantitative and Qualitative Disclosures about Market Risk

Item 4 -	Controls and Procedures

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 -	Defaults Upon Senior Securities

Item 4 -	Submission of Matters to a Vote of Security Holders

Item 5 -	Other Information

Item 6 -	Exhibits

Signatures

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	DECEMBER 31, 2003
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$2,511,338	$2,524,209
Accounts receivable, net of allowance for doubtful accounts of $60,000 in 2004 and $45,000 in 2003	3,296,494	3,522,406
Inventories	1,844,987	723,944
Prepaid expenses and other current assets	220,652	180,261
Deferred tax asset	195,000	195,000

Total current assets	8,068,471	7,145,820

Property and equipment, net of accumulated depreciation of $449,085 in 2004 and $391,463 in 2003	113,824	128,831

Other assets
Digital amplifier patents, net of accumulated amortization of $120,950 in 2004 and $103,856 in 2003	109,078	87,369
Other intangible assets	173,223	36,667
	$8,464,596	$7,398,687

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,606,285	$1,528,590
Current maturities of capital lease obligations	—	3,318

Total current liabilities	1,606,285	1,531,908

Advances	95,788	—

Stockholders’ equity
Common stock, $.01 par value;
20,000,000 shares authorized, 11,796,332 and 11,327,270 issued and outstanding in 2004 and 2003, respectively	117,963	113,272
Additional paid-in capital	18,073,819	16,171,611
Accumulated deficit	(11,429,259)	(10,418,104)

Total stockholders’ equity	6,762,523	5,866,779
	$8,464,596	$7,398,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED DEFICIT

	THREE MONTHS ENDED September 30		NINE MONTHS ENDED September 30,
	2004	2003	2004	2003
Revenues
Product sales	$1,132,222	$2,626,292	$3,865,310	$6,831,177
Royalties	790,199	488,739	1,601,211	1,156,073
Consulting	161,270	—	615,754	—
	2,083,691	3,115,031	6,082,275	7,987,250

Costs and expenses
Product sales	759,825	1,858,317	2,500,338	4,791,244
Research and development	663,688	433,941	1,981,355	1,163,682
Selling, general and administrative	988,180	494,113	2,627,986	1,604,473

	2,411,693	2,786,371	7,109,679	7,559,399

Operating (loss) income	(328,002)	328,660	(1,027,404)	427,851

Other (expense) income
Interest expense	—	(7,060)	(93)	(8,909)
Interest income	5,365	3,524	16,342	8,377

	5,365	(3,536)	16,249	(532)
Net (loss) income	(322,637)	325,124	(1,011,155)	427,319

Accumulated deficit - beginning	(11,106,622)	(11,072,482)	(10,418,104)	(11,174,677)

Accumulated deficit - ending	$(11,429,259)	$(10,747,358)	$(11,429,259)	$(10,747,358)

Basic and diluted (loss) income per common share	$(0.03)	$0.03	$(0.09)	$0.04

Weighted average common shares outstanding - basic and diluted	11,566,166	10,828,019	11,428,871	10,777,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	NINE MONTHS ENDED September 30,
	2004	2003
Cash flows from operations
Net (loss) income	$(1,011,155)	$427,319
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts	15,000	15,000
Depreciation and amortization	74,716	71,682
Changes in operating assets and liabilities:
Accounts receivable	210,912	(1,992,958)
Inventories	(1,121,043)	(835,309)
Prepaid expenses and other current assets	(40,390)	(94,262)
Accounts payable and accrued expenses	77,693	617,694
Deferred revenue	95,788	—

Net cash used in operating activities	(1,698,479)	(1,790,834)

Cash flows from investing activities
Purchases of property and equipment	(42,615)	(43,224)
Patent costs	(38,802)	(9,809)
Other intangible assets	(136,556)	—

Net cash used in investing activities	(217,973)	(53,033)

Cash flows from financing activities
Proceeds from issuances of common stock	2,068,328	1,452,439
Fees associated with issuance of common stock	(161,429)	—
Proceeds from bank line of credit	—	400,000
Repayment of capital lease obligations	(3,318)	(15,056)

Net cash provided by financing activities	1,903,581	1,837,383

Decrease in cash and cash equivalents	(12,871)	(6,484)

Cash and cash equivalents - beginning	2,524,209	994,296

Cash and cash equivalents - ending	$2,511,338	$987,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

1.        Basis of Presentation

The condensed consolidated interim financial statements have been prepared in accordance with the requirements of Regulation S-B and with the instructions to Form 10-QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows have been included.  The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2004.  These financial statements should be read in conjunction with the financial statements and accompanying notes for the year ended December 31, 2003.

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

2.        Pro-forma Information - Stock Options

The Company has adopted the disclosure provisions of Financial Accounting Standard No. 123, “Accounting For Stock-Based Compensation” (FAS 123).  It applies APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan other than for certain options granted in 2001.

The following tables illustrate the effect on net (loss)/ income and (loss)/ income per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.  The net (loss)/ income per share information shown below has been adjusted for the stock split referred to in Note 5.

		Nine Months Ended
		September 30,
		2004	2003
Net (loss) income, as reported		$(1,011,155)	$427,319

Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards *	(3,782,346)	(1,342,385)

Pro-forma net loss **		$(4,793,501)	$(915,066)

	Nine Months Ended
	September 30,
	2004	2003
(Loss) income per share:

As reported, basic and diluted	$(0.09)	$0.04

Pro-forma, basic and diluted	$(0.42)	$(0.8)

		Three Months Ended
		September 30,
		2004	2003
Net (loss) income, as reported		$(322,637)	$325,124

Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards *	(777,549)	(476,480)

Pro-forma net loss **		$(1,100,186)	$(151,356)

(Loss) income per share:

As reported, basic and diluted		$(0.03)	$0.03

Pro-forma, basic and diluted		$(0.10)	$(0.01)

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

3.        Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  The major classifications of inventories are as follows at period end:

	September 30,	December 31,
	2004	2003
	(Unaudited)
Raw materials	$24,444	$31,528
Finished goods	1,829,543	692,416

	$1,844,987	$723,944

4.                          Other Intangible Assets

During May 2004, the Company purchased patents and certain other intangible assets amounting to $100,000.  The Company is currently assessing the allocation of costs and appropriate estimated useful lives of these assets and patents and as such has not recorded amortization on these assets during the second or third quarter of 2004.  The Company intends to complete the allocation by year end.

The Company, as a result of this purchase, may be subject to segment reporting in future periods.

5.                          Advances

During September 2004, the Company had entered into a funding agreement with United Binational Industrial Research and Development (“BIRD”) Foundation of Israel.  This agreement will provide funds to the Company for industrial research and development activities.  The agreement will provide up to a maximum of $560,000 of which the Company will receive $280,000 and another partner in the agreement will receive the remainder.

6.                          Stockholders’ Equity

                                    Private Placements

In August 2004, the Company completed a private placement for 374,242 shares of common stock at $4.75 per share.  Proceeds received were $1,777,650.  In addition, the issuance of warrants were approved by the Board of Directors, pursuant to which purchasers shall have the right to acquire up to 50% of the number of shares of Common Stock issued as a result of the private placement.  Theses warrants are exercisable immediately upon issuance and for a term of five years at an exercise price of $5.70 per share.  Total warrants granted during the quarter ended September 30, 2004 aggregated 209,578.  Total fees related to this private placement amounted to $161,429, which were charged to stockholders’ equity.

                                  Stock Options

During the three months ended September 30, 2004 the Board of Directors awarded options to purchase 51,000 shares at exercise prices ranging from $5.20 to $8.45, to certain employees.  These options were granted under the 1997 Employee, Director and Consultant Stock Option Plan.  These options vest over five years beginning at the first anniversary of the date of grant.

Other Stock Issuances

During the third quarter of 2004, 21,320 shares of common stock were issued as a result of exercised stock options at exercise prices ranging from $2.71 to $3.50 per share.

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

             Stock split

All references to the number of common shares and per-share amounts included in the accompanying condensed consolidated financial statements for September 30, 2004 and 2003 have been adjusted to reflect the stock split.

7.         License Agreement

On February 7, 2001, the Company signed an exclusive license agreement with ST Microelectronics NV (“ST”) of the Netherlands.  The agreement called for ST to use certain intellectual property rights owned or controlled by the Company to commercialize and sell related products utilizing such technology.  In consideration for this license, ST paid to the Company a one-time license fee of $1.6 million in cash and a $400,000 credit for future design services.  The Company will also receive royalties based on certain formulas, as defined in the agreement.  This agreement has no expiration date, however, either party may cancel the agreement upon certain advance notices as defined in the agreement.  The $400,000 credit portion of the license fee was associated with future development activities of the Company.  When the $400,000 amount was recognized in income, it was simultaneously charged to research and development costs.

In prior years, the Company recognized $220,000 of the credit for future design services.  During the quarter ended March 31, 2004, the Company recognized the remaining $180,000 of income and research and development costs.

8.         Concentrations

During the quarter and nine months ended September 30, 2004, the Company derived approximately 70% and 71% of its total revenue and 73% and 78% of its product revenue from three and four customers, respectively.

During the quarter and nine months ended September 30, 2003, the Company derived approximately 77% and 75% of its total revenue from five and four customers, respectively.  In addition, the Company derived approximately 95% and 71 % of its product revenue from six and three customers, respectively.

Three of the Company’s major customers accounted for approximately 72% of the total accounts receivable balance at September 30, 2004.

Four of the Company’s major customers accounted for approximately 69% of the total accounts receivable balance at September 30, 2003.

During the quarter and nine months ended September 30, 2004, 50% and 61%, of the total revenue was derived from customers in Asia and 38% and 29% of total revenue was derived from customers in Europe, respectively.  In addition, 92% and 94% of the product revenues were derived from customers in Asia, respectively.

During the quarter and nine months ended September 30, 2003, 100% and 86% of the total revenue was derived from customers in Asia, respectively and 99% of the Company’s product sales were to customers in Asia, respectively.

One of the Company’s major vendors accounted for approximately 94% of total purchases for the nine months ended September 30, 2004.

One of the Company’s major vendors accounted for approximately 99% of total purchases for the nine months ended September 30, 2003.

The Company maintains accounts with financial institutions.  Balances usually exceed the maximum coverage provided by the Federal Deposit Insurance Corporation on insured depositor accounts.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three-and nine-month periods ended September 30, 2004 and September 30, 2003 should be read in conjunction with the Company’s Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled “Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price” as well as other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. The Company does not intend to update any such forward-looking statements.

OVERVIEW

The Company designs, develops and markets silicon based products incorporating proprietary technologies.  The Company’s patented all-digital, high efficiency Direct Digital Amplification (DDX®) technology Integrated Circuits (“ICs”) are used in a range of audio applications including:  home theater systems, powered speakers, car audio, commercial audio, and PC multi-media.  The Company is developing new System-on-Chip (SOC) products using its analog and digital circuit designs and Micro-Electromechanical Systems (MEMS) technology for the consumer, automotive, communications and medical markets.  At the appropriate time, the Company will segment the reporting of the MEMS division.  Under a licensing agreement with STMicroelectronics NV (ST) signed in February 2001, the Company is developing and providing intellectual property to be used in royalty bearing products produced by ST.  In addition, the Company is working under a development agreement with ST to develop and market new semiconductor products that leverage Apogee’s DDX technology and ST’s intellectual property and semiconductor design, development and manufacturing capability. ST is currently shipping eighteen royalty bearing DDX-based semiconductor products to customers.  The Company generates revenue from the sale of DDX-based semiconductor chips and related products as well as royalties earned under the licensing agreement with ST.  The Company has developed and is marketing twenty different DDX-based semiconductor products and has additional DDX and non-DDX IC products in development.  The Company has offices in Massachusetts, New York, Hong Kong and Japan.   The Company markets its products using a worldwide network of direct sales staff, independent sales representatives and distributors.  The Company incurred a net loss of approximately $322,600 and $1 million for the three and nine months ended September 30, 2004, as compared to a net profit of approximately $325,100 and $427,300 for the three and nine months ended September 30, 2003.  As of September 30, 2004, the Company had an accumulated deficit of approximately $11.4 million, as compared to a deficit of approximately $10.4 million at December 31, 2003. Of this accumulated deficit, approximately $4 million was attributable to the Company’s now defunct loudspeaker business, which was discontinued in 1994. The Company’s net losses and accumulated deficit (since 1995) result primarily from research costs associated with the Company’s efforts to develop and market its DDX technology.

As of September 30, 2004, the Company had 34 employees, up from 29 as of September 30, 2003.

During the three-month period ended September 30, 2004, the Company derived approximately 70% of its total revenue and 73% of its product revenue from three customers.   The Company utilizes a network of sales representatives and distributors, as well as sales offices in Hong Kong and Japan, to support the Company’s worldwide sales and marketing activities.   In April 2004, the Company further expanded its sales organization with the addition of a Country Manager for Japan.  In October 2004 the Company announced the hiring of a Vice President of Marketing and Sales.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three- and nine-month periods ended September 30, 2004 and September 30, 2003 have been derived from the Company’s financial statements.  Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Statement of Operations Data:
Revenue	$2,083,691	$3,115,031	$6,082,275	$7,987,250
Costs and expenses	(2,411,693)	(2,786,371)	(7,109,679)	(7,559,399)
Other Income (expenses)	5,365	(3,536)	16,249	(532)
Net (Loss) Profit	$(322,637)	$325,124	$(1,011,155)	$427,319

Shares Outstanding	11,796,332	11,155,750	11,796,332	11,155,750

Balance Sheet Data:
Total Assets	$8,464,596	$6,381,246	$8,464,596	$6,381,246
Stockholders’ equity	$6,762,523	$4,358,713	$6,762,523	$4,358,713
(Loss) Profit per share (basic and diluted)	$(0.03)	$0.03	$(0.09)	$0.04

RESULTS OF CONTINUING OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain revenue and expense items.  The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Product Sales	54.34%	84.31%	63.55%	85.53%
Royalties	37.92	15.69	26.33	14.47
Consulting	7.74	0.00	10.12	0.00

Cost of Sales	(36.45)	(59.66)	(41.09)	(59.99)
Research and Development	(31.87)	(13.93)	(32.60)	(14.57)
Sales, General and Administrative	(47.42)	(15.86)	(43.21)	(20.09)

Operating (Loss) Profit	(15.74)%	10.55%	(16.89)%	5.35%

Other Income (Expense)	0.26	(0.11)	0.27	(0.01)
Net (Loss) Profit	(15.48)%	10.44%	(16.62)%	5.34%

Revenue

The Company derives its revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to manufacturers or to distributors, (2) royalty revenue, which consists of royalties paid by STMicroelectronics under the terms of the licensing agreement signed in February 2001 and (3) consulting income related to the development of custom ICs for STMicroelectronics and other third parties who are developing DDX and non-DDX based solutions.  Should it be determined that segment reporting is required, both revenue recognized and expenses incurred by the MEMS division will be segmented at the appropriate time.

Total revenue decreased by approximately 33% or $1.0 million to approximately $2.1 million for the three months ended September 30, 2004 from $3.1 million for the three months ended September 30, 2003.  Total revenue decreased by approximately 24% or $1.9 million to approximately $6.1 million for the nine months ended September 30, 2004 from $8.0 million for the same period in 2003.

This decrease in revenue was due to reduced sales to the Company’s largest customers and we are unable to anticipate when there will be a turnaround in this trend.

Revenue from the sale of the Company’s products, consisting of semiconductor IC’s, as well as, DDX evaluation and reference boards, decreased by approximately 43% or $1.5 million to approximately $1.1 million for the three months ended September 30, 2004 from $2.6 million for the three months ended September 30, 2003 and by approximately 43% or $2.0 million to $3.9 million for the nine months ended September 30, 2004 as compared to $6.8 million for the same period in 2003.  The Company’s revenue was impacted by unexpected weakness in demand from its key customers due to program development delays and finished goods inventory buildup.

Revenue from non-product related items accounted for approximately 46% and 36% of total revenue for the three and nine months ended September 30, 2004, respectively, compared to revenue from non-product related items of approximately 16% and 14% of total revenue for the same periods in 2003.  During the three months and nine months ended September 30, 2004, the Company recorded net royalty payments under the ST agreement of approximately $790,200 and $1.6 million, respectively, compared to royalty payments of $488,700 and $1.2 million for the same periods in 2003, representing an increase of approximately 62% and 39% for the respective periods.  In addition, during the three- and six-month periods ended September 30, 2004, the Company recorded consulting revenue of approximately $161,300 and $615,800, respectively.  No consulting revenue was recognized during the same periods in 2003.

Total Revenue for the Three and Nine Months Ended September 30, 2004 and 2003 consisted of:

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2004	2003	2004	2003
Product Revenue	$1,132,222	$2,626,292	$3,865,310	$6,831,177
Royalties	790,199	488,739	1,601,211	1,156,073
Consulting	161,270	—	615,754	—

Total:	$2,083,691	$3,115,031	$6,082,275	$7,987,250

Cost of Revenue

Cost of revenue decreased as a result of reduced product revenue to $759,500 and $2.5 million for the three and nine months ended September 30, 2004, respectively, compared to approximately $1.9 million and $4.8 million for the same periods in 2003.  Cost of revenue includes cost of purchasing finished semiconductor chips as well as customs and storage fees.  For the three and nine months ended  September 30, 2004, the Company recorded a gross margin of approximately 33% and 35%, respectively, from product sales, compared to a gross margin of 29% and 30%, respectively, for the same periods in 2003.  This increase in gross margin is due to the release of new higher margin products and improved pricing from the Company’s primary supplier.

Research and Development (“R&D”) Expenses

Research and development expenses consist primarily of salaries and related expenses in the design, development and technical support of the Company’s products as well as direct support to current and potential customers in the development of consumer products utilizing DDX semiconductor products.   Research and development expenses increased to approximately $664,000 and $2.0 million for the three months and nine months ended September 30, 2004, compared to approximately $434,000 and $1.2 million for the same periods in 2003. This increase of approximately $235,800 or 55.1% and $800,000 or 70.4%, respectively, was related to increased staffing, tooling, design software, use of third party consultants to assist with product designs and increased depreciation and amortization.  In addition, for the nine months ended September 30, 2004, $180,000 was incurred as a result of the final utilization of the $400,000 design credit from ST, offsetting $180,000 of consulting revenue recognized during the first quarter ended March 31, 2004.  For the three and nine months ended September 30, 2004 third party consultants accounted for approximately $61,400 and $294,300 of total research and development costs, up from $9,000 and $14,600 for both the same periods in 2003.  These consultants were retained to support key customers as well as supplemental support to the Company for future products.  Costs related to human resources for R&D increased to approximately $532,700 and $1.5 million from $379,500 and $1.1 million for the three months and nine months ended September 30, 2004, an increase of approximately $153,200 or 40.4% and $400,000 or 42.3%, respectively.   The overall increase reflects the Company’s expanded research and development activity as evidenced by the employment of 21 engineers and technical support staff as of September 30, 2004, compared to 18 for the period ended September 30, 2003, an increase of three employees, including the addition of employees resulting from the MEMS acquisition, completed in May 2004.  Depreciation and amortization expense increased to approximately $49,200 and $138,300 for the three and nine months ended September 30, 2004, an increase of $26,800 or 119.7% and $90,000 or 186%, respectively, compared to $22,400 and $48,300 for the same periods in 2003.  This increase was primarily due to the acquisition of equipment and software required for future chip designs.  During the nine months ended September 30, 2004, the Company completed and introduced eleven new semiconductor products with several additional products currently under development.  The Company continues to invest in the development of its next generation of DDX, non-DDX ICs as well as the continuation of support to both existing and potential customers.  With the acquisition of the intellectual property of the former Standard MEMS Company in May 2004, the Company is also diversifying and broadening its product base.  Due to the technical nature of the Company’s products, engineering and design support are critical parts of the Company’s strategy during both the development of its products and the support to its customers from product design to final production.  Management anticipates that it will continue to commit resources to research, development and design activities.  It expects these expenses to increase, but to decline as a percentage of revenue as revenue increases.

Selling, General and Administrative (“SG&A”) Expenses

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and sales of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses include costs of its Hong Kong and Taiwan sales offices and support of a sales organization in Japan.  General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. The increase in SG & A, described below, was attributable principally to support for the Company’s Hong Kong Office, increased human resource costs including the hiring of a Japan Country Manager, increased royalties paid to third party representatives and increased professional fees.   SG&A expenses were approximately $988,200 and $2.6 million for the three months and nine months ended September 30, 2004, compared to approximately $494,100 and $1.6 million for the same periods in 2003, an increase of approximately $494,100 or 99.99% and $1.0 million or 63.8%, respectively.  Human resource costs increased approximately $31,500 and $168,200 to approximately $270,500 and $903,500 during the three months and nine months ended September 30, 2004 compared to $239,000 and $735,300 during the same periods in 2003, an increase of 13.2% and 22.88%, respectively.  This increase was primarily due to higher compensation, as well as, an increased staffing both domestically and at the Hong Kong office.  Approximately $77,100 and $230,100 of the human resource expense for the three and nine months ended September 30, 2004 was related to staffing the Hong Kong Office.  This compared to approximately $63,100 and $181,000 for the same periods in 2003.  Commissions and royalty expense on sales increased approximately $381,100 and $660,700 to $419,200 and $805,100 for the three and nine months ended September 30, 2004, compared to $38,100 and $144,400 for the same periods in 2003.  This was due to discounts given to specific customer accounts.  Professional expenses increased approximately $58,600 or 99.36% and $20,200 or 65.31% to $117,700 and $304,400 for the three and nine months ended September 30, 2004 compared to $59,100 and $184,200 for the same periods in 2003.  Of this increase approximately $39,600 and $93,400 was due to the addition of a sales consultant in Japan and increased costs for the sales associate in Taiwan.  The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods as the Company expands its sales channels, marketing efforts and administrative infrastructure, but to decline as a percentage of revenue.

Interest Income (Expense)

Interest income, net of expense, includes income from the Company’s cash and cash equivalents and from investments and expenses related to its financing activities.  During the three and nine months ended September 30, 2004, the Company generated net interest income of approximately $5,400 and $16,200 compared to net interest expense of approximately $3,500 and $500 during the same periods in 2003.  This increase in net interest income for the three and nine months ended September 30, 2004 was primarily due to interest on increased cash as of December 31, 2003 and reduced interest due on leased equipment.

Net Profit (Loss)

The Company’s net loss for the three months ended September 30, 2004 was approximately $322,600 or $.03 per basic and diluted common share, compared to a net profit of approximately $325,100 or $.06 per basic and diluted common share for the three months ended September 30, 2003.  For the nine months ended September 30, 2004 the Company reported a loss of approximately $1.0 million or $.09 per basic and diluted common share, compared to a net profit of approximately $427,300 or $.08 per basic and diluted common share for the nine months ended September 30, 2003.

`UIDITY AND CAPITAL RESOURCES

The Company’s principal source of liquidity at September 30, 2004 consisted of approximately $2.5 million in cash and short-term investments and no debt.  This compares to approximately $2.5 million in cash and cash equivalents at December 31, 2003.  During the three months ended September 30, 2004, the Company completed a $1.8 million private placement.  This decrease in cash from operations was due to financing inventory, working capital requirements and lower revenues during the period.  The lower revenue for the period was a result of reduced sales to our largest customers and we are unable to anticipate when there will be a turnaround in this trend.

Net cash used in operations during the nine-month period ended September 30, 2004 decreased to approximately $1.7 million compared to approximately $1.8 million for the nine-month period ended September 30, 2003.  As of September 30, 2004, inventory was approximately $1.8 million compared to inventory of approximately $974,000 as of September 30, 2003.  During the third quarter ended September 30, 2004 substantial inventory was purchased for inclusion in the X-box speaker system.  Production and other delays resulted in the Company not shipping at the anticipated volume levels.  These issues have now been resolved and production has begun for this project.  Inventory for this project will decrease as production increases in the coming months.  Net accounts receivable was approximately $3.3 million at September 30, 2004, down from approximately $4.0 million at September 30, 2003.  This decrease in accounts receivable was due to aggressive collection and reduced shipments of the Company’s semiconductor products.  As of September 30, 2004, three major customers accounted for approximately 72% of the total accounts receivable balance.  The Company increased its reserve against bad debts by $5,000 to $60,000 as of September 30, 2004 from $45,000 as of December 31, 2003.  The Company believes this reserve is sufficient at this time as a percentage of the Company’s receivables.

Net cash used in investing activities for the nine months ended September 30, 2004 was approximately $218,000, compared to approximately $53,000 for the nine months ended September 30, 2003.  Of the $218,000, $109,000 was associated with the acquisition of the intellectual property of the former Standard MEMS Company in May of 2004.

Net cash provided by financing activities for the nine months ended September 30, 2004 was approximately $1.9 million, compared to $1.8 million provided by financing activities for the nine months ended September 30, 2003.  On August 24, 2004 the Company completed a private placement to accredited third party investors under Section 4(2) of the Securities Act and Regulation D, Rule 506, promulgated thereunder.  In connection with the Private Placement, the Company issued 374,242 shares at a price of $4.75 per share.  The Company received net proceeds of $1,648,177 from the sale.  During the three-month period ended September 30, 2004, the Company received $58,820 in cash from the exercise of options by one former employee and one former director.  During the three-month period ended September 30, 2003, the Company received $75,000 net in cash from the exercise of warrants, $26,689 from the exercise of options by three employees and $1 million from a private placement completed on September 19, 2003.  The Company believes that cash flow from operations and amounts that may be raised from time to time in private offerings of its common stock will be sufficient to support operations and fund capital equipment requirements over the next twelve months.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE HAD A HISTORY OF LOSSES AND MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

As of September 30, 2004, we had an accumulated deficit of approximately $11.4 million. Of this amount, approximately $4 million was generated by the Company’s former loudspeaker subsidiary, Apogee Acoustics, Inc., which discontinued operations in 1994.  We recorded a loss of approximately $322,600 and $1.0 million for the three- and nine-month periods ended September 30, 2004.  The Company recorded a net profit of approximately $756,600 for the year ended December 31, 2003, but had net losses of $1,065,300 in 2002, $895,000 in 2001, $1.9 million in 2000 and $1.1 million in 1999.  We will need to generate revenue to sustain year-to-year profitability and positive cash flow.  Our ability to generate future revenue and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section.  If we are unable to achieve and maintain profitability, our share price would likely decline.

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF ANY OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

During the nine months ended September 30, 2004, the Company derived approximately 71% of its total revenue and 78% of product revenue from four customers.  The loss of any of the Company’s customers, or a significant decrease in the amount of revenue generated from any of these customers, would have a material adverse effect on its business, financial condition and results of operations.  The Company is working to diversify its customer base in order to reduce its dependence on a small number of customers.  The Company may not be able to succeed in these efforts.

OUR BUSINESS IS CONCENTRATED IN A LIMITED NUMBER OF MARKETS AND ANY SIGNIFICANT CHANGE IN THESE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

Approximately 61% and 29% of the Company’s total revenue for the nine months ended September 30, 2004 were to customers in Asia and Europe, respectively.  In addition, 94% of product revenue was from customers in Asia.  A significant percentage of the Company’s product revenue is to manufacturers producing DVD Receivers.  This is a relatively new consumer electronic product with a limited sales history.  The Company intends to develop new markets in order to diversify the market applications of its products.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 — CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 24, 2004, the Company issued 374,242 shares of the Company’s Common Stock and warrants to purchase another 187,123 shares of Common Stock issuable upon the exercise of warrants in a private placement completed on August 24, 2004.  Purchase price for these shares was $4.75 per share with the warrants exercisable at $5.70 per share.  The offering was conducted in a private placement pursuant to the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended.  In connection with this private placement, a Form S-3 Registration Statement was filed with the Securities and Exchange Commission on September 22, 2004.  The proceeds from this private placement are being used for working capital purposes.

During the third quarter ended September 30, 2004, 21,320 shares of the Company’s Common Stock were issued to one employee and one former director a result of the exercise of certain options pursuant to the Company’s 1997 Employee, Director and Consultant Stock Option Plan (the “Plan”).  The exercise price for these shares ranged from $2.71 per share to $3.50 per share.

During the third quarter ended September 30, 2004, the Company granted options to employees to purchase, in the aggregate, up to 51,000 shares of the Company’s Common Stock at exercise prices ranging from $5.20 per share to $8.45 per share under the Plan.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibits:

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

APOGEE TECHNOLOGY, INC.

Date: November 15, 2004	By: /s/Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board, President, Chief Executive Officer and Treasurer (principal financial officer and principal accounting officer)

FORM-10QSB
SEPTEMBER 30, 2004

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