Form 10KSB/A
period 2004-12-31
APOGEE TECHNOLOGY INC
filed 2005-04-29
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  000-30656

APOGEE TECHNOLOGY, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	04-3005815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

129 MORGAN DRIVE NORWOOD, MASSACHUSETTS	02062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 551-9450

Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of each exchange
Title of each class	on which registered

Common Stock, $.01 Par Value Per Share	American Stock Exchange

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

Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on April 15, 2005, based on the closing price of the Common Stock on The American Stock Exchange of $1.30 per share on such date was $9,156,849.  Shares of common stock held by officers and directors and by each person who owns 5 percent or more of the outstanding stock have been excluded from this computation in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

11,838,332

(Number of shares of common stock outstanding as of April 15, 2005)

EXPLANATORY NOTE:

THIS ANNUAL REPORT ON FORM 10-KSB/A HAS BEEN FILED BY THE REGISTRANT TO AMEND THE ANNUAL REPORT ON FORM 10-KSB FILED BY THE REGISTRANT ON APRIL 18, 2005 TO INCLUDE INFORMATION REQUIRED TO BE DISCLOSED BY ITEMS 9-14 OF PART III OF FORM 10-KSB. OUR PREVIOUS FILING ON FORM 10-KSB WAS NOT COMPLETE AND THIS FILING DOES NOT COMPLETE THAT FILING.

DUE TO THE COMPANY’S INABILITY TO COMPLETE THE AUDIT PROCESS FOR ITS FINANCIAL STATEMENTS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004, AUDITED FINANCIAL STATEMENTS, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND OTHER FINANCIAL INFORMATION ARE NOT INCLUDED IN THIS DOCUMENT NOR WERE THEY INCLUDED IN THE PRIOR ANNUAL REPORT ON FORM 10-KSB.

PLEASE SEE THE CURRENT REPORTS ON FORM 8-K AND 8-K/A FILED APRIL 19, 2005 AND APRIL 22, 2005 FOR ADDITIONAL INFORMATION. “APOGEE”, “WE”, “US”, OR “OUR” MEANS APOGEE TECHNOLOGY, INC.

PART III

Item 9.                                                           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors

Below is certain information regarding each of our current directors, including his or her principal occupation during the past five years and current directorships.  Sheryl B. Stein is the daughter of Herbert M. Stein, our Chairman, President and Chief Executive Officer and Treasurer.  There are no other family relationships between any of our directors or executive officers.

Name	Age	Position

Herbert M. Stein	76	Chairman of the Board, President and Chief Executive Officer and Treasurer
Alan W. Tuck	56	Director
Arthur S. Reynolds	61	Director
Sheryl B. Stein	50	Director
Craig A. Dubitsky	39	Director

Class I Directors Continuing in Office Until the 2005 Annual Meeting

Craig A. Dubitsky, has served as a Director since June 30, 2004.  From March of 2002 to present, Mr. Dubitsky has been the Founder and Managing Partner of 20-10 LLC, an early stage venture capital and strategic advisory firm.  Mr. Dubitsky was Senior Vice President of Venture Development for the Simon Property Group, the largest retail REIT in the United States from October 2000 through March 2002.  In addition Mr. Dubitsky was Founder and CEO of BIGMOVE, Inc./Masterkey until it was acquired by Public Storage in 2000  as well as Vice President and LME Specialist at the Salomon Smith Barney division of Citigroup from 1994 through 1999.  Mr. Dubitsky currently serves on the Board of Directors of Method Home Products, Declassified Brands LLC, Sharps USA LLCOT-Overtime LLC, The Rheingold Brewing Company, Digital Advertising Network and Upsource Partners.

Alan W. Tuck, has served as a Director of the Company since 1998.  He was Chief Strategic Officer of Organogenesis Inc. from September 1997 to July 2000, and, at various times from August 1996 to June 1998, was Strategic Advisor to Dyax Corp., Executive Vice President and Chief Strategic Officer of Biocode, Inc., and Chief Strategic Officer of ImmuLogic Pharmaceutical Corporation. Mr. Tuck was President and Chief Executive Officer of T Cell Sciences, Inc. from February 1992 to May 1996. He is currently a Director of GTC Biotherapeutics, Inc. and a Partner at the Bridgespan Group, a non-profit consulting company.

Class II Directors Continuing in Office Until the 2006 Annual Meeting

Arthur S. Reynolds, has served as a Director since November 2003.  Mr. Reynolds is the Founder of Rexon Limited of London and New York where, since March1999, he has served as Managing Director.   Mr. Reynolds was Founder, Co-owner and Managing Partner of London-based Value Management & Research (UK) Limited from 1997 to 1999.  In addition, Mr. Reynolds held executive positions at Merrill Lynch International Bank Limited from 1978 to 1982, Banque de la Societe Financiere Europeene from 1977 to 1978, J.P. Morgan & Company from 1971 to 1977 and Mobil Corporation from 1967 to 1971.

Sheryl B. Stein, has served as a Director of the Company since August 2000. Since January 1993, Ms. Stein has been employed at Bedford Group, Inc. where she currently serves as Co-Chief Executive Officer. Ms. Stein is the daughter of Herbert M. Stein.

Class III Director Continuing in Office Until the 2007 Annual Meeting

Herbert M. Stein, has served as the Company’s President and Chief Executive Officer since January 2001 and as Treasurer since 2003. Mr. Stein has been a Director of the Company since 1996 and has been Chairman of the Board since January 2000. Mr. Stein was Chairman of the Board of Directors of Organogenesis Inc. from 1991 through December 1999 and was Chief Executive Officer of Organogenesis from 1987 through December 1999.  Mr. Stein is the father of Sheryl B. Stein.

Identification of Executive Officers

Management

Our officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors.  Set forth below is information regarding our current executive officers.

Name	Age	Position

Herbert M. Stein	76	Chairman of the Board, President and Chief Executive Officer and Treasurer
David B. Meyers	45	Chief Operating Officer
Andrew A. Adrian	41	Vice President of Engineering

David B. Meyers was appointed the Company’s Chief Operating Officer in February 2001.  From January 2000 until February 2001 he was the Company’s Vice President of Business Development. Prior to joining the Company in 1996, Mr. Meyers was a principal engineer with Arinc Research Corporation and held various engineering and research positions at Northrop Grumman Corporation and Rockwell International.

Andrew A. Adrian has served as the Company’s Vice President of Engineering since August 2001.  From 1995 to 2001 he was a principal engineer for the Company.  Prior to joining the Company in 1995, Mr. Adrian was a design engineer with Northrop Grumman.

Mr. Stein’s biography is provided above.

Audit Committee and Audit Committee Financial Expert

Our Board has a separately-designated Audit Committee as set forth in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and established in accordance with the standards set forth by the American Stock Exchange.  The Audit Committee is currently comprised of Messrs. Arthur S. Reynolds and Alan W. Tuck, each of whom is independent in accordance with the applicable rules promulgated by the SEC and the American Stock Exchange.  The Audit Committee selects and retains the independent auditors to audit the Company’s financial statements, approves the terms of the engagement of the independent auditor and reviews and approves all fees charged for audits and for any non-audit projects.  The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is posted on the Company’s website at:  http://www.apogeeddx.com.  The Board of Directors has concluded that Mr. Reynolds, Chairman of the Audit Committee, meets the definition of an Audit Committee Financial Expert as such term is used in the rules and regulations of the SEC.

Code of Conduct and Ethics

The Company adopted a code of ethics that applies to all Apogee Technology, Inc. employees, including our Chief Executive Officer.  This document has been filed as Exhibit 14 to our Annual Report on Form 10-KSB for the year ended December 31, 2003 as filed on March 30, 2004.  You can access the 10-KSB from our website at:  http://www.apogeeddx.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of the Company’s Common Stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the best of our knowledge, based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10.                                                    EXECUTIVE COMPENSATION

The following Summary Compensation Table provides certain summary information concerning compensation (including salary, bonuses, stock options, and certain other compensation) paid by us for services in all capacities for the fiscal years ended December 31, 2004, 2003 and 2002, respectively to our Chief Executive Officer and to those executive officers whose salary exceeded $100,000 in Fiscal Year 2004 (together being hereinafter referred to as the “Named Executive Officers).

Summary Compensation Table

		ANNUAL COMPENSATION		LONG -TERM COMPENSATION
NAME AND POSITION	YEAR	SALARY	BONUS	SECURITIES UNDERLYING OPTIONS

Herbert M. Stein, Chief Executive Officer	2004	$295,000	-0-	375,000
	2003	$260,000	-0-	300,000
	2002	$195,000	-0-	100,000

David B. Meyers, Chief Operating Officer	2004	$170,000	-0-	100,000
	2003	$155,000	-0-	50,000
	2002	$145,000	-0-	50,000

Andrew A. Adrian, Vice President, Engineering	2004	$140,000	-0-	60,000
	2003	$125,000	-0-	35,000
	2002	$115,000	-0-	35,000

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information with respect to stock options granted during our fiscal year ended December 31, 2004, to each of the executive officers named in the Summary Compensation Table above.  The percentage of total options granted to the Company’s employees and directors in the last fiscal year is based on options granted to purchase an aggregate of 959,000 shares of Common Stock during fiscal 2004.

The amounts shown as “Potential Realizable Value” represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the optionee’s continued employment through the option period and the date on which the options are exercised. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent the Company’s estimate or projection of the future price of the Company’s Common Stock.

	INDIVIDUAL GRANTS
	NUMBER OF SECURITIES UNDERLYING OPTIONS	PERCENT OF TOTAL OPTIONS GRANTED TO EMPLOYEES	EXERCISE PRICE	EXPIRATION	POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM
NAME	GRANTED	IN FISCAL YEAR 2004	PER SHARE	DATE	5%	10%

Herbert M. Stein	175,000	18.25%	$8.65	03/25/14	$951,989	$2,412,528
Herbert M. Stein	200,000	20.86%	$8.92	06/07/14	$1,121,948	$2,843,237
David B. Meyers	50,000	5.21%	$8.65	03/25/14	$271,997	$689,294
David B. Meyers	50,000	5.21%	$9.06	06/02/14	$284,889	$721,965
Andrew A. Adrian	35,000	3.65%	$8.65	03/25/14	$190,398	$482,506
Andrew A. Adrian	25,000	2.61%	$9.06	06/02/14	$142,445	$360,983

YEAR-END OPTION VALUES

The following table provides information regarding the value of both exercisable and unexercisable stock options held by the named executive officers as of December 31, 2004 and the value of “in-the-money” options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of the Company’s Common Stock.

	NUMBER OF SECURITIES UNDERLYING		VALUE OF THE UNEXERCISED
	UNEXERCISED OPTIONS/SARs		IN-THE-MONEY OPTIONS/SARs
	AT FISCAL YEAR END		AT FISCAL YEAR END (1)
NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE

Herbert M. Stein	820,000	625,000	$(1,257,000)	$(918,850)
David B. Meyers	141,000	188,000	$279,540	$(506,320)
Andrew A. Adrian	109,000	120,000	$253,265	$(303,720)

(1)   The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Company’s Common Stock of $4.38, the closing bid price per share of the Company’s Common Stock as quoted on the American Stock Exchange on December 31, 2004.

Equity Compensation Plan Information

The table below provides certain aggregate information with respect to the Company’s 1997 Employee, Director and Consultant Stock Option Plan in effect as of December 31, 2004.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity Compensation	3,317,820	$5.67	342,460
Plans Approved by
Security Holders (1)
Equity Compensation	None	N/A	N/A
Plans not Approved by
Security Holders
Total	3,317,820	$5.67	342,460

(1)           This plan consists of the 1997 Employee, Director and Consultant Stock Option Plan initially approved by the Company’s stockholders in 1997.

DIRECTOR COMPENSATION

It is our policy not to pay cash compensation to members of the Board for attendance at Board meetings. The Company does reimburse Directors for travel expenses directly related to attendance at Board meetings.

Directors are eligible to participate in the Company’s 1997 Employee, Director and Consultant Stock Option Plan (the “Plan”).  Options granted under the Plan to non-employee directors vest over a five year period beginning after one year of service from the date of grant.  Options to purchase 20,000 shares of the Company’s Common Stock, at an exercise price of $8.65 per share, vesting over five years, were granted under the Plan during Fiscal 2004 to each of Arthur S. Reynolds, Sheryl B. Stein and Alan W. Tuck.  Options to purchase 2,500 shares of the Company’s Common Stock, at an exercise price of $8.50 per share, vesting over five years, were granted under the Plan during Fiscal 2004 to the Audit Committee members Arthur S. Reynolds and Alan W. Tuck.  In addition, options to purchase 20,000 shares of the Company’s Common Stock, at an exercise price of $8.45 per share, vesting over five years, were granted under the Plan during Fiscal 2004 to Craig A. Dubitsky.  Options granted during fiscal 2004 to Herbert M. Stein are reported under “Executive Compensation - Option Grants in Last Fiscal Year.”

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Compensation Committee.  The Compensation Committee is currently comprised of Messrs. Alan W. Tuck and Arthur S. Reynolds, each of whom qualifies as an independent director under the rules of The American Stock Exchange.    None of our executive officers serves as a member of the compensation committee or board of directors of any entity which has an executive officer serving as a member of our Board of Directors or Compensation Committee.

Item 11.                                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 15, 2005 concerning the ownership of Common Stock by each Stockholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, each current member of the Board of Directors, each executive officer named in the Summary Compensation Table on page 7 hereof, and all current directors and executive officers as a group.

	SHARES BENEFICIALLY
	OWNED (1)
NAME AND ADDRESS**	NUMBER		PERCENT
Herbert M. Stein
71 Fairlee Road, Waban, MA 02468	2,628,834	(2)	22.21%
H.M. Stein Associates
c/o Herbert M. Stein
71 Fairlee Road, Waban, MA 02468	1,466,334	(3)	12.39%
David Spiegel
600 Mountain Street, Sharon, MA 02067	1,814,532	(4)	15.33%
Sheryl B. Stein
150 East 57th Street, New York, NY 10022	832,470	(5)	7.03%
Leo Spiegel
30 Ashcroft Road, Sharon, MA 02067	783,636		6.62%
Alan W. Tuck	253,500	(6)	2.14%
David B. Meyers	182,000	(7)	1.54%
Andrew A. Adrian	137,000	(8)	1.16%

Arthur S. Reynolds	8,500	(9)	*
Craig A. Dubitsky	—		*

All executive officers and directors as a group (7 persons)	4,037,804	(10)	30.55%

* Represents beneficial ownership of less than 1% of the Company’s outstanding shares of Common Stock.

**Addresses are given for beneficial owners of more than 5% of the Company’s outstanding stock only.

(1) The number of shares of Common Stock issued and outstanding on March 15, 2005 was 11,838,332. The calculation of percentage ownership of each listed beneficial owner is based upon the number of shares of Common Stock issued and outstanding on March 15, 2005, plus shares of Common Stock subject to options and/or warrants held by such person at March 15, 2005 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted below.

(2) Includes 96,100 shares of Common Stock owned directly by Mr. Stein, 860,000 shares of Common Stock which may be purchased by Mr. Stein upon the exercise of fully vested options, 95,000 shares of Common Stock which may be purchased within 60 days of March 15, 2005 upon exercise of stock options, 111,400 shares of Common Stock owned by Mr. Stein’s wife, and 1,466,334 shares of Common Stock owned by H.M. Stein Associates (“HMSA”).

(3) The partners of H.M. Stein Associates are Herbert M. and Renee Stein, their daughters, Erica, Sheryl and Sharyn and Fairlee Corporation. Mr. Stein has an 8% general partnership interest in H.M. Stein Associates. Mr. Stein and his wife, Renee Stein, are the sole stockholders of Fairlee Corporation, which has a 1% general partnership interest in H.M. Stein Associates. Mr. Stein disclaims beneficial ownership of 91% of such shares.

(4)  Includes 1,731,232 shares of Common Stock owned directly by Mr. Spiegel, 200 shares of Common Stock owned by Mr. Spiegel’s wife and 400 shares of Common Stock owned by Mr. Spiegel’s wife as custodian for two minor children.  Includes 82,700 shares of Common Stock owned by The Spiegel Family Limited Partnership.  Mr. Spiegel has sole voting and investment power with respect to these shares, but disclaims beneficial ownership of 68% of such shares.

(5) Includes 260,400 shares of Common Stock owned directly by Ms. Stein, 40,000 shares of Common Stock which may be purchased by Ms. Stein upon exercise of fully vested options, and 12,000 shares of Common Stock which may be purchased within 60 days of March 15, 2005 upon exercise of fully vested stock options.  Includes 19,400 shares of Common Stock owned by H.M. Stein & Co. and 500,670 shares of Common Stock owned by H.M. Stein Associates.

(6) Includes 127,000 shares of Common Stock owned directly by Mr. Tuck, 40,000 shares of Common Stock which may be purchased by Mr. Tuck upon exercise of fully vested options, 12,500 shares of Common Stock which may be purchased within 60 days of March 15, 2005 upon exercise of fully vested stock options, 60,000 shares owned by Mr. Tuck’s wife and 14,000 shares held in a trust for Mr. Tuck’s brother of which Mr. Tuck disclaims beneficial ownership.

(7) Includes 158,000 shares of Common Stock which may be purchased by Mr. Meyers upon exercise of fully vested options and 24,000 shares of Common Stock which may be purchased within 60 days of March 15, 2005 upon the exercise of stock options.

(8) Includes 120,000 shares of Common Stock which may be purchased by Mr. Adrian upon exercise of fully vested options and 17,000 shares of Common Stock which may be purchased within 60 days of March 15, 2005 upon the exercise of stock options.

(9) Includes 4,000 shares of Common Stock which may be purchased by Mr. Reynolds upon exercise of fully vested options and 4,500 shares of Common Stock which may be purchased within 60 days of March 15, 2005 upon the exercise of stock options.

(10) Includes 1,546,780 shares of Common Stock which may be purchased upon exercise of fully vested options and 186,400 shares of Common Stock which may be purchased within 60 days of March 15, 2004 upon the exercise of stock options.

Item 12.                                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 1997, the Company moved its principal executive offices to a facility owned by Mr. David Spiegel, a major shareholder of the Company.  On October 1, 2001 the Company signed a 24-month lease, expiring September 30, 2003. On October 1, 2003, the Company signed a 12-month lease extension.   Currently the Company is a tenant-at-will leasing the facility on a month-to-month basis.   The Company rents the facility for $4,400 per month effective October 1, 2001. Rent paid during 2004, 2003 and 2002 amounted to $158, 400 in the aggregate.  The Company believes that amounts paid pursuant to this lease are below market value.

In December 2001, the Company entered into an employment agreement with Herbert M. Stein pursuant to which Mr. Stein shall serve as the Company’s Chief Executive Officer and President, as well as Chairman of the Board of Directors, subject to the rights of the shareholders of the Company to elect the Company’s directors.  The employment agreement was for an initial term ending on January 1, 2004 and is to be automatically extended for additional two-year periods unless terminated by either party no later than October 1 of the preceding year. Mr. Stein is entitled to an annual base salary, effective January 1, 2004, of $295,000 which may be increased at the discretion of the Company’s Board of Directors, and annual bonuses as determined by the Company’s Board of Directors. Upon a change of control of the Company, as defined in the agreement, all stock options held by Mr. Stein shall become fully vested. The Company may terminate the employment agreement with or without Cause, as defined in the agreement.

In the event of Mr. Stein’s death or disability, the agreement provides that he (or his estate) shall be entitled to accrued salary through the date of termination, any bonus the Board of Directors has determined appropriate, and any proceeds or other benefits from insurance policies or other benefit plans to which he (or his estate) would be entitled.  In the event that Mr. Stein’s employment is terminated for Cause, he shall only be entitled to accrued salary through the date of termination.  In the event that Mr. Stein is terminated without Cause, he shall be entitled to accrued salary through the date of termination, continued base salary payments for the greater of 24 months or the remainder of the term of the agreement, continued medical plan benefits for 24 months following the date of termination, and an amount equal to the highest bonus he has previously received under the agreement, prorated to the date of termination.  In the event that Mr. Stein voluntarily terminates his employment, he shall be entitled to accrued salary through the date of termination and an amount equal to the highest bonus he has previously received under the agreement, prorated to the date of termination.

Item 13.                                                  EXHIBITS

The following is a list of exhibits filed as part of this Form 10-KSB/A.

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

4.1	Form of 1999 Warrant to purchase shares of Common Stock of the Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-SB, as amended (File No. 000-17053).

4.2

Form of Warrant dated August 24, 2004 issued to investors, incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2004 (File No. 001-10456).

7.1

Letter from Yohalem Gillman & Co. LLP dated April 12, 2005 regarding non-reliance upon a previously issued audit report and completed interim reviews, incorporated herein by reference from Exhibit 7.1 from the Registrant’s Current Report on Form 8-K, filed with the Commission on April 19, 2005 (File No. 001-10456).

7.2

Letter from Yohalem, Gillman & Co., LLP, dated April 22, 2005, amending and clarifying their letter regarding non-reliance upon a previously issued audit report and completed interim reviews, incorporated herein by reference from Exhibit 7.1 from the Registrant’s Current Report on Form 8-K, filed with the Commission on April 22, 2005 (File No. 001-10456).

7.3

Letter from Anchin, Block & Anchin, LLP, dated April 22, 2005 clarifying their view regarding non-reliance upon a previously issued audit report and completed interim reviews, incorporated herein by reference from Exhibit 7.2 from the Registrant’s Current Report on Form 8-K, filed with the Commission on April 22, 2005 (File No. 001-10456).

10.1*	License Agreement dated February 2, 2001 by and between the Registrant and STMicroelectronics, NV, incorporated herein by reference from Exhibit 10.1 to the Registrant’s

Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001. (File No. 000-30656).

10.2	Form of 1999 Stock and Warrant Subscription Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-SB, as amended (File No. 000-17053).

10.3	Form of 2000 Stock Subscription Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-SB, as amended (File No. 000-17053).

10.4	Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 29, 2001 (File No. 001-10456).

10.5	Registration Rights Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 29, 2001 (File No. 001-10456).

10.6	Form of Warrant, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated April 29, 2001 (File No. 001-10456).

10.7	Addendum to Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated April 29, 2001 (File No. 001-10456).

10.8

Employment Agreement dated June 7, 2004 between Herbert M. Stein and Apogee Technology, Inc., incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, for the period ended June 30, 2004 (File No. 001-10456).

10.9*

Transfer, Employment and Royalty Agreement dated April 30, 2004 between Glenn Fricano and Apogee Technology, Inc. incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB, for the period ended June 30, 2004 (File No. 001-10456).

10.10	Form of 1999 Stock and Warrant Subscription Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-SB, as amended (File No. 000-17053).

10.11	Form of 2000 Stock Subscription Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-SB, as amended (File No. 000-17053).

10.12

Securities Purchase Agreement, dated August 24, 2004, between the Registrant and the Purchasers set forth on the execution pages thereof, incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2004 (File No. 001-10456).

10.13

Registration Rights Agreement, dated August 24, 2004, incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2004 (File No. 001-10456).

10.14

Addendum to Securities Purchase Agreement, , dated August 20, 2004, incorporated herein by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the Commission on August 30, 2004 (File No. 001-10456).

14	Code of Conduct and Ethics, incorporated herein by reference to Exhibit 14 from the Registrant’s Form 10-KSB for the year ended December 31, 2003 (File No. 000-30656).

16.1

Letter on change in certifying accountant, dated January 12, 2005, incorporated herein by reference from Exhibit 16.1 from the Registrant’s Current Report on Form 8-K, filed with the Commission on January 12, 2005 (File No. 001-10456).

* Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Where a document is incorporated by reference from a previous filing, the exhibit number of the document in that previous filing is indicated after the description of such document.

Item 14.                                                    PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the fiscal years ended December 31, 2004 and December 31, 2003, we have been billed the following amounts with respect to fees and expenses for services provided by Anchin, Block & Anchin LLP (Yohalem Gillman & Company LLP), our former independent accountants:

	2004	2003

Audit fees:(1)	$90,000	$65,000
Audit related fees:(2)	5,000	-0-
Tax fees:(3)	5,000	5,000
All other fees:(4)	-0-	-0-
Total	$100,000	$70,000

(1)       Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2)       Audit Related fees consisted of work performed in connection with the Company’s S-3 Registration Statement and the Company’s acquisition of the Intellectual Property of Standard Mems, Inc.  The Company incurred no fees in this category during fiscal year 2003.

(3)       Tax fees consist principally of assistance with matters related to tax compliance and reporting.

(4)       The Company incurred no fees in this category during fiscal year 2004 or fiscal year 2003.

Please see the Company’s Current Report on Form 8-K, filed with the Commission on April 19, 2005 (File No. 001-10456), as clarified and amended in Current Report on Form 8-K, filed with the Commission on April 22, 2005 (File No. 001-10456), for disclosure with respect to the termination of our relationship with Anchin, Block & Anchin LLP.

Audit Committee Pre-Approval Policy

As discussed in the Audit Committee Charter, the Audit Committee requires the pre-approval of any audit or non-audit engagement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

By:	/s/ Herbert M. Stein	Date:	April 29, 2005
Herbert M. Stein, President
Chief Executive Officer,
Treasurer and Chairman of the Board