Form 10KSB/A
period 2004-12-31
APOGEE TECHNOLOGY INC
filed 2005-08-19
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number:  000-30656

APOGEE TECHNOLOGY, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	04-3005815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
129 MORGAN DRIVE NORWOOD, MASSACHUSETTS	02062 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (781) 551-9450

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value Per Share	American Stock Exchange
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

For the years ended December 31, 2004 and 2003, respectively, the revenues of the Registrant were $6.2 million and $9.5 million, respectively.

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on July 29, 2005, based on the closing price of the Common Stock on The American Stock Exchange of $1.06 per share on such date was $12,548,632.

As of July 29, 2005, the registrant had 11,838,332 shares of common stock outstanding.

EXPLANATORY NOTE

This Amended Report on Form 10-KSB/A (“Form 10-KSB/A”) is being filed as Amendment No. 2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission (SEC) on April 18, 2004 (the “Original Filing”) and Amendment No. 1, which was filed with the Securities and Exchange Commission (SEC) on April 29, 2004. The Company is filing this Amendment No. 2 to reflect restatements of its financial statements for the twelve month periods ended December 31, 2004 and December 31, 2003 (the “Restatement”). For a more detailed description of the Restatement, see Note 17, “Restatement of Previously Reported Quarterly, Annual and Transition Period Financial Information” of the Notes to Consolidated Financial Statements.

This Form 10-KSB/A amends and restates “Item 3. Legal Proceedings” of Part I; “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7. Financial Statements and Supplementary Data,” and Item 8A. “Controls and Procedures” of Part II; and Item 15 “Financial Statements” of Part IV of the Original Filing, in each case, with the exception of “Item 3. Legal Proceedings” of Part I, as a result of, and to reflect, the Restatement. In addition, this Form 10-KSB/A includes an additional risk factor related to our disclosure controls and procedures and our internal control over financial reporting. This Form 10-KSB/A also amends and restates the Notes to Consolidated Financial Statements. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include the consent of our independent registered public accounting firm and currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of our independent registered public accounting firm is included in this Form 10-KSB/A as Exhibit 23.1. The certifications of our principal executive officer and our principal financial officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2 and 32.1.

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

Item 1.                        BUSINESS

Apogee Technology, Inc. (“Apogee” or the “Company”) designs, develops and markets silicon based products that incorporate proprietary technologies. The Company’s patented all-digital, high efficiency Direct Digital Amplification (DDX®) integrated circuits (“ICs”) have been used by over 20 major consumer electronic brands in a wide range of audio products. The Company is developing new System-on-Chip (“SOC”) products using its analog and digital circuit designs and Micro-Electromechanical Systems (“MEMS”) technology for the consumer, automotive, communications and medical markets. The Company operates a worldwide marketing and sales organization and has offices in the US, China, Hong Kong, Japan and Taiwan.

In May 2004, the Company acquired the portfolio of MEMS intellectual property, trade secrets and know-how developed by Standard MEMS, Inc. Concurrently the Company hired key employees from the former Standard MEMS, Inc. and established a MEMS Division located in Great River, New York. MEMS are devices produced using high volume IC manufacturing techniques that include both microscopic mechanical systems and electrical circuits. The Company intends to design, develop and market MEMS ICs to the medical, automotive, communications and consumer markets. At the appropriate time, the Company will segment the financial reporting of the MEMS division.

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

The Company began the design, development and marketing of audio amplifier ICs in 1996 based upon its DDX technology. The DDX amplifier solution is implemented by the combination of a DDX Controller and a DDX Power Device IC. The Company released its first Controller IC, the “DDX-2000”, in 1999 and since that time has released six additional Controller ICs. These devices integrate from two to eight channels of DDX amplifier processing along with a range of digital audio processing functions. By combining DDX processing with audio functions, such as bass/treble, the Company can provide a low cost, full system amplifier solution to consumer electronic manufacturers. Since 2001, the Company has developed and released 13 DDX power devices that can provide up to 240 watts of audio power. These integrated switched mode power devices operate at two to three times the efficiency of traditional audio amplifier ICs, thereby reducing amplifier size and cost. In 2004, the Company introduced a new family of all in-one DDXi (“i” for integrated) amplification solutions that combine a DDX Controller and a DDX Power Device into a single device. DDXi solutions significantly reduce system cost, size and complexity by eliminating the need for a separate audio processor, digital to analog converter and amplifier chips. The Company expects to release or introduce new DDX controller devices, DDX power solutions and DDXi Integrated all-in-one solutions. The new ICs will extend the market opportunity for the Company’s audio technology while also providing better value for current and new applications, including flat-panel TVs, multimedia powered speakers and home theater systems.

In August 2004 the Company announced an agreement with Infra-Com Ltd. to jointly develop and market ICs that will enable manufacturers to provide pure digital wireless connectivity and amplification to speakers. The Israel-U.S. Bi-national Industrial Research and Development (BIRD) Foundation awarded this joint program $560,000 for research and development because of its technological and marketing innovation.  The Company and Infra-Com have been working collaboratively in marketing and selling current chipset solutions and to design and develop an integrated solution that combines Apogee’s DDX Controller technology and Infra-Com’s IrGate infra-red transmission technology.

The Company markets its products using a worldwide network of direct sales staff, independent sales representatives and distributors. The Company’s sales headquarters are located in Norwood, Massachusetts with additional offices in China, Hong Kong, Japan and Taiwan. In addition, the Company’s office in Great River, New York is marketing and selling its MEMS related products. The Company also utilizes sales representatives in Korea and Brazil as well as independent distributors in Hong Kong, China, Japan, Taiwan, and Singapore.

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

The following semiconductor products have been released or will soon be on the market:

DDXi-2051, 2101 &  2161  (“i” for integrated) All-in-One Integrated Amplifier:   The DDXi-2051, 2101 and 2161 are the world’s first fully integrated, all-digital, high power audio amplifiers that include a complete set of digital audio processing features. The DDXi combine a 2.1 channel DDX processor with a 40, 60 or 80 watt per channel, high efficiency DDX power stage, respectively. This one-chip solution significantly reduces system cost, size and complexity by eliminating the need for a separate audio processor, digital to analog converter and amplifier chips. These benefits make the DDXi ICs ideal solutions for Digital TVs, CD/DVD mini/micro systems, gaming systems, and multi-media speakers. The DDXi-2051, 2101 & 2161 features Apogee’s new Automode™. These devices were released to production in February 2005.

DDX-2001 Controller:   The DDX 2001 Controller combines an advanced digital audio processor with patented DDX processing that supports up to three channels of high efficiency DDX audio amplification. The Controller replaces analog signal processors with digital signal processing to provide a full complement of audio features. The DDX-2001 supports the full line of high-efficiency DDX Power Devices and can be configured in stereo mode or in a 2.1 channel mode to support products that include a separate subwoofer loudspeaker. The IC also features Apogee’s Automode™ preset audio processing modes. The device was released to production in February 2005.

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

DDX-8229 Controller:   The DDX-8229, Apogee’s fourth generation digital amplifier controller, is a high performance, single-chip solution for multi-channel audio applications. It provides 4 channels of high-performance DDX output plus 4 channels of binary output capable of driving any of Apogee’s high-efficiency output stages. The DDX-8229 features Apogee’s new Automode™. The device was released to production in April 2004.

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

DDX-4100A Controller:   The DDX-4100 and the DDX-4100A integrate multiple digital audio interfaces, volume, bass/treble, dynamic compression and other digital audio functions, plus 4.1 channels of DDX outputs. In January 2002 the Company released the DDX-4100A, a revised design of the original DDX-4100, with some improved features.

DDX-2000 Controller:   A two-channel DDX Controller that includes a standard audio serial interface, volume control, and a dynamic compression algorithm to reduce amplifier distortion at high power. The device was released to production in December 2000.

DDX-2240 Power Device:   The DDX-2240 is a surface mount high efficiency power IC that provides two channels of up to 120 watts into a 6 Ohm speaker load, or 240 watts into a 4 Ohm speaker load at 10% Total Harmonic Distortion (THD) to meet the key power level for premium products. The device was released to production in the second quarter of 2005.

DDX-2200 Power Device:   The DDX-2200 is a surface mount high efficiency power IC that provides two channels of up to 100 watts into a 8 Ohm speaker load, or 200 watts into a 4 Ohm speaker load at 10% Total Harmonic Distortion (THD) to meet the key power level for premium products. The device was released to production in the second quarter of 2005.

DDX-2160, 2120, 2100 Power Devices:    The DDX-2160, 2120, 2100 are a surface mount high efficiency power ICs that provides two channels of up to 80, 60 and 50 watts respectively into a 6 Ohm speaker load, or 160, 120 and 100 watts respectively into a 3 Ohm speaker load at 10% Total Harmonic Distortion (THD) to meet the key power level for premium products. The DDX-2160 was released in December 2003,  the DDX-2120 was released in the first quarter of 2004 and the DDX-2100 was released in April of 2002.

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

DDX-1080, 1060, 1040 Power Devices:   The DDX-1080, 1060, 1040 Power Devices are surface mount high efficiency power ICs that provides over 80, 60, 40  watts per channel respectively in bridge mode or 40, 30, 20 watts per ½ bridge operation respectively. These devices were released to production in April of 2004.

ATA-120 Analog Integrated Amplifier:   The ATA-120 is a single-ended Class-D audio amplifier that converts analog audio input signals into PWM pulses. The device was released to production in August of 2004.

Amplification Products by Application

Home Theater Applications (5.1, 6.1, 7.1 Channels)

DVD/AV Receivers, Powered Speakers, Home Theater-in-a-Box

Application Total Power Range	Controller	Applicable Power Devices
<200 Watts	DDX-8229	DDX-1050, 1060, 1080, 2052, 2062, 2102
200W - 400Watts	DDX-8001	DDX-1050, 1060, 1080, 2052, 2062, 2100, 2102, 2120, 2200, 2240
400 Watts and higher	DDX-8001	DDX-1050, 1060, 1080, 2100, 2120, 2160, 2200, 2240

Stereo & Mono Applications

Application	All-in-One Solution or Controller	Applicable Power Devices
Flat-Panel TV 10 - 25 Watts	DDXi-2051, 2101, ATA-120 DDX-2001	DDX-2052, 2102
Mini/Micro Systems 2, 2.1, 2.2 & 4
Powered Speakers w/ DSP 2 & 2.1
Custom Install Audio 2, 2.1 & Mono
= 160 Watts	DDXi-2051, 2101, 2161, ATA-120
> 160 Watts	DDX-2001, 8229	DDX-1050, 1060, 1080, 2052, 2062, 2100, 2102, 2120, 2160, 2200, 2240
Powered Subwoofer Mono	DDX-2161, ATA-120 with FETS
Gaming (Slots, Arcade) 2 & 2.1	DDXi-2051, 2101, 2161, ATA-120
Automotive Trunk Amps 2, 2.1	DDX-8001, 8229	DDX-2052, 2062, 2100, 2102, 2120, 2160, 2200, 2240

c)                Board Products

The Company is developing circuit boards for evaluation and reference purposes in order to demonstrate the application of its semiconductor products. These products are provided to customers to support technology and product evaluation and to support customer engineering design activities.

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

The Company believes that its ability to offer both Class D controllers and power devices provides a distinct competitive and market advantage. Some of the Company’s controller competitors currently do not offer power devices and are utilizing Apogee’s DDX power devices.

The Company believes that the transition of products from analog to digital amplifiers will continue. The Company believes that this transition will lead to increased sales for all-digital, high efficiency amplifier solutions.

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

The Company intends to utilize its analog and digital circuit designs capability to develop MEMS products for the consumer, automotive, communications and medical markets. The Company will rely on MEMS foundry providers to produce its products, following the same business model used by the Company’s audio semiconductor business. The MEMS marketing and sales efforts will be supported by both the Great River office and the Company’s US and foreign sales offices. The Company intends to add additional independent distributors and representatives to market and sell its MEMS products.

The Company’s initial MEMS development efforts are being directed towards the development of novel pressure sensor products for the industrial and automotive markets as well as the development of medical devices for the transdermal drug delivery (“TDD”) market. The following provides a summary of the Company’s MEMS products under development and the associated market opportunities.

MEMS Sensor Products:

MEMS based pressure sensors are currently utilized in a wide range of markets including: automotive, industrial, medical and consumer products. MEMS technology was adapted for these applications because it enables sensor and electronics integration resulting in significantly lower systems cost and size compared to previous approaches, which utilized multiple machined components and separate, discrete electronics. Applications using MEMS pressure sensors include: engine control, tire pressure monitoring, pump control, blood pressure monitoring and barometric pressure measurement. The total market size for pressure sensors in 2004 was approximately $2.2 billion, with the MEMS portion making up approximately $830 million according to In Stat MDR, a leading MEMS research group.

In November of 2004, the Company established a pressure sensor test capability and began the evaluation of its initial product designs. The Company is optimizing these designs and expects to transition these devices to production in the second half of 2005. In parallel, the Company has established relationships with potential automotive customers and has established a manufacturing relationship to fabricate these products. The Company plans to leverage these designs to build a portfolio of pressure sensors for consumer, medical and industrial applications.

The Company believes that its pressure sensor products have a cost and reliability advantage over existing products on the market because of the unique process used to manufacture the sensors. Companies developing or marketing similar sensor products include: Delphi Corporation, Freescale Semiconductor, Inc, General Electric Company, Honeywell International, Inc., Infineon Technologies AG, Measurement Specialties, Inc. and Texas Instruments, Inc.

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

MEMS Medical Devices

The Company is developing a unique MEMS-based drug delivery system targeted for use in the TDD market. This development builds upon the intellectual property, product designs and clinical testing performed by SMI. The Company has filed a patent on the design and the application approach. The Company intends to design, develop and market a drug delivery system to pharmaceutical and medical device manufactures.

TDD systems, commonly known as the “patch”, are non-invasive, convenient and painless dosage method offering patient benefits such as steady delivery, reduced side effects and improved patient compliance. However, TDD systems have been limited to small molecule drugs because the skin is an effective barrier to the transmission of large molecule drugs into the body. Thus, it is impractical to transdermally deliver drugs such as proteins, vaccines and most biopharmaceuticals, without the addition of a chemical or physical method to enhance drug delivery. Research is ongoing in the development of transdermal technologies to increase drug delivery rates using electrical, pressure and thermal energy. Another area of research is in the creation of micro-pores in the skin to enhance TDD. These devices include microstructures made of various materials such as metal, glass and silicon. The advantages of Apogee’s silicon based design are that it can be manufactured using low cost batch semiconductor process techniques, and the design can be readily combined with electronic circuits to enhance delivery rates or increase the systems’ functionality. The Company believes this approach provides the best solution for long-term TDD innovation.

The TDD market continues to grow as new drugs are approved for this application. Currently the FDA has approved over 13 specific TDD drug types to be administered using TDD and over 35 TDD applications for TDD systems. According to Frost and Sullivan, the U.S. market for TDD was $1.6 billion in 2002 with expected growth of 300 percent through 2010. The Company believes the market growth rate could be enhanced by the adoption of Apogee’s TDD because it could expand the range of potential transdermal drugs. Potential applications for enhanced TDD systems include: pain management therapies, anxiety therapeutics, antidepressants, sexual dysfunction, vaccines and diabetes.

In November 2004, the Company received the first engineering samples of its silicon based drug delivery system. In order to evaluate the performance of the design, the Company became a member of the New Jersey Center for Biomaterials, a leading US testing laboratory. The Company has validated the effectiveness of the design and plans to establish partnerships with pharmaceutical companies to commercialize the design. The Company is also investigating non-drug delivery related transdermal applications for the device.

The Company believes that its MEMS drug delivery design is more robust, has greater design flexibility, because it is silicon based, and has a lower cost to manufacture compared with competitive technologies being developed. Companies developing similar products include: 3M, Johnson and Johnson , BioValve Incorporated and Procter & Gamble.

Research and Development

Audio Division

The Company’s audio research and development activities are directed towards extending its patent protection for its technology, improving the overall performance of its technology, increasing the number of IC designs, and developing new product applications and expanding its technology base. The Company’s core technology competencies include: digital signal processing, digital, analog and power IC design and product system applications.

The Company has been granted four patents on its DDX technology and has three patent applications covering DDX, power supply and related circuit designs.

The Company significantly increased its IC design staff in the last 18 months to develop new DDX and non-DDX based semiconductor products. This investment supported the release of 15 new ICs in 2004. We believe that these designs extend our leadership position including a wider range of power options coupled with a higher performance DDX core and new audio processing features to reduce system design complexity and cost. The Company expects to continue to develop new DDX and non-DDX ICs to meet the requirements of additional market applications.

MEMS/Nanotechnology Division

The Company is developing proprietary manufacturing processes, product designs, product test and packaging solutions. The Company expects the investment in MEMS/Nanotechnology research and development to increase as the first products are released in 2005. The Company has submitted one patent application for a MEMS based product and is working on additional applications.

During the two years ended December 31, 2004 and 2003, the Company spent approximately $2.8 million and $1.7 million, respectively, on research and development activities.

Marketing and Sales

The Company relies on a direct sales force, independent sales representatives and distributors to promote its products worldwide. The Company’s sales headquarters are located in Norwood, Massachusetts. In Asia, where most of the world’s consumer electronics products are manufactured, the Company has opened sales and application support locations in China, Hong Kong, Japan and Taiwan. The Company also utilizes sales representatives in Korea and Brazil and independent distributors that support sales in Hong Kong, China, Japan, Taiwan, Singapore, Malaysia, Philippines, Thailand and India.

In October 2004 the Company hired Mr. Jeff Gray as Vice President of Marketing and Sales. Mr. Gray brings to Apogee over 15 years of experience in the high technology industry primarily focusing on technology with Application and System Architecture.

The Company’s audio business sales strategy is built around making it easy for the customer to utilize its audio ICs and technology. The Company has developed and is providing to customers product data sheets, application information, evaluation boards reference designs and, for some products, complete system designs. The Company believes that this information, along with the Company’s application engineering support, will enable customers to quickly develop and bring to market high quality audio products.

The Company is promoting the DDX trademark to enhance the value of its products to manufacturers and consumers. The DDX trademark has been registered in the United States and the Company has applied to register the DDX trademark in nine other countries and the European Union.

The marketing and sales efforts of the MEMS/Nanotechnology Division is being supported by both the Great River Office and the Company’s US and foreign sales offices. The Company intends to add additional independent distributors and representatives to market and sell its MEMS products. The Company has applied for a U.S. trademark registration of the “Sensilica” brand name for its pressure sensor products.

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

OKI Semiconductor supplies the DDX-2000 device and STMicroelectronics supplies the remaining DDX ICs. The Company receives packaged, fully tested devices that pass the suppliers’ internal quality control from both suppliers. The Company believes that its suppliers will have the capacity to meet Apogee’s projected requirements for 2005. The Company added two additional semiconductor foundries to produce new IC products and plans to contract with independent assembly and test companies to support the manufacturing of its products. The Company also has established a relationship with an ISO certified foundry to produce its MEMS products.

The Company also established a quality management system and procedures and expects to receive ISO certification in the first half of 2006.

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

The following table sets forth certain information with respect to the executive officers of Apogee Technology as of December 31, 2004. All officers serve at the pleasure of the Board of Directors.

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

In June of 2005, Mr. Paul J. Murphy joined the Company as the role of Chief Financial Officer and Vice President of Finance, including the responsibilities of the Company’s Principal Accounting Officer. Prior to joining the Company, Mr. Murphy was an independent contractor with JH Cohn, LLP, an accounting firm, working on engagements with public companies to design, assess and test controls for Sarbanes-Oxley compliance. Prior to this he worked as the Senior Vice President, Chief Financial Officer and Treasurer of Artel Video Systems, Inc., a video networking technology company, and as Chief Financial Officer with four other companies, three of which were publicly traded issuers.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

As of December 31, 2004 and December 31, 2003, we had an accumulated deficit of $15.6 million and $12.3 million, respectively. We incurred net losses of approximately $3.4 million for the fiscal year ended December 31, 2004 and $270,400 for the year ended December 31, 2003. We may continue to incur net losses and generate negative cash flow in the future. We will need to continue to generate revenue to achieve and sustain profitability and positive cash flow. Our ability to generate future revenue and achieve and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section, and many of which are beyond our control. If we are unable to achieve or maintain profitability, our share price would likely decline.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL OR SELL ASSETS IN ORDER TO CONTINUE TO DEVELOP AND OPERATE OUR BUSINESS, AND SUCH TRANSACTIONS MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS IF AT ALL.

Because we have historically had losses and only a limited amount of cash has been generated from operations, we have funded our operating activities to date primarily from the sale of securities. In order to continue to fund the development of our business, we will need additional capital, either through the sale of securities or through the sale of assets. We cannot be certain that any such financing or asset sales will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. The report of our independent registered public accounting firm, Miller Wachman LLP, on our financial statements for the year ended December 31, 2004, includes a statement to the effect that we may not be able to continue as a going concern. If we sell assets that are currently used in the conduct of our business, those assets would no longer be available to us as a potential source of revenue generation. If we cannot raise sufficient additional capital through means available to us, it would adversely affect our ability to achieve our business objectives.

NEITHER OUR DISCLOSURE CONTROLS AND PROCEDURES NOR OUR INTERNAL CONTROL OVER FINANCIAL REPORTING CAN PREVENT ALL ERRORS OR FRAUD, AND IN THE PAST THESE CONTROLS AND PROCEDURES WERE NOT EFFECTIVE AND RESULTED IN RESTATEMENTS TO OUR FINANCIAL RESULTS.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that all misstatements due to error or fraud, if any, may occur and not be detected on a timely basis. These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of errors or mistakes. Our controls and procedures can also be circumvented by the individuals acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Furthermore, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. While we seek to design our controls and procedures to provide reasonable assurance that information required to be disclosed in our periodic filings is timely disclosed, these inherent limitations expose us to breakdowns in such controls and procedures. For example, while our certifying officers believed that the design of our controls and procedures would ensure that material information related to the Company would be made known to them on a timely basis, in light of the circumstances underlying the Restatement, these controls and procedures for the financial statement periods covered by the Restatement were not effective. We have made certain changes to our internal control over financial reporting that are designed to address these circumstances, although even these improvements to our controls and procedures cannot ensure that all errors or fraud will be prevented.

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

The Company derived approximately 22% of its product revenue from one end user and 51% of its product revenue as a result of sell through to end customers by two distributors during the twelve months ended December 31, 2004 as compared to 31% of product revenue from one end user and 38% of product revenue as a result of sell through to end customers by two distributors during the 12 months ended December 31, 2003. In addition, the Company derived approximately 82% of total revenue from two end users and two distributors during the 12 months ended December 31, 2004 as compared to 75% of total revenue from two end users and two distributors during the 12 months ended December 31, 2003. The loss of any of the Company’s customers would have a material adverse effect on its business, financial condition and results of operations. The Company is working to diversify its customer base in order to reduce its dependence on a small number of customers. The Company may not be able to succeed in these efforts.

OUR BUSINESS IS CONCENTRATED IN A LIMITED NUMBER OF MARKETS AND ANY SIGNIFICANT CHANGE IN THESE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

Substantially all of the Company’s customer sales were to end users or distributors located in Asia and Europe for both the 12-month periods ending December 31, 2004 and December 31, 2003. Significant product revenue is to manufacturers producing DVD Receivers. This is a relatively new consumer electronic product with a limited sales history. Although the Company intends to develop new markets in order to diversify the market applications of its products, there is no guaranty that it will be successful.

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

•  changes in general economic conditions, and

•  obsolescence of our inventory.

A substantial portion of our operating expenses are related to personnel, facilities, and sales and marketing programs and are fixed. Our expense level is based in part on our expectations of future orders and sales, which are extremely difficult to predict. Accordingly, we may not be able to adjust our fixed expenses quickly enough to address any significant shortfall in demand for our products in relation to our expectations.

Fluctuations in our operating results may also result in fluctuations in our common stock price. In such event, the trading price of our common stock would likely suffer and adversely affect our ability to raise capital and the value of your investment in the Company.

IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

We may not be successful in recruiting and retaining executive officers and other key management and technical personnel. The competition for employees with the necessary high level of technical expertise to design, market and sell our products is intense, particularly in eastern Massachusetts and Asia. We will need to hire a number of additional technical personnel if we are to increase the rate at which we develop new products. Because competition for highly skilled technical personnel is so intense, companies in Apogee’s industry are subject from time to time to complaints brought by competitors alleging interference with contractual relations or wrongful hiring of employees. Such lawsuits may be costly, may divert management attention and resources from the operation of our business, and may therefore adversely affect our financial condition and results of operations. In addition, the loss of the management and technical expertise of our senior management, or the loss of employees to our competitors could seriously harm us.  The Company does not have in place employment contracts for some members of its senior management, including the COO and Vice President of Engineering.

THERE IS A NEW EUROPEAN DIRECTIVE TO ELIMINATE HAZARDOUS MATERIALS IN ELECTRONIC PRODUCTS AND AS SUCH WE MAY NOT BE ABLE TO TRANSITION OUR IC PRODUCTS TIMELY TO MEET CUSTOMER NEEDS AND MAY HAVE INVENTORY THAT CAN ONLY BE SOLD IN LIMITED MARKETS.

The IC industry is responding to the European directive of Restriction of Hazardous Substances (RoHS) that will become effective in July 2006. As a result of this directive, semiconductor companies are working to remove lead and other hazardous materials used in their IC products. The Company expects to transition all of its IC products to conform to the RoHS standard during the first half of 2005. However, the Company may not be able to meet customer delivery requirements to support the 2005 consumer electronic design cycle. In addition, the Company currently has inventory to support European customers that may have to be sold in other markets. Any excess inventory may not be able to be sold on a timely basis or at all.

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

INTENSE COMPETITION IN THE SEMICONDUCTOR AND MEMS INDUSTRY COULD PREVENT US FROM ACHIEVING PROFITABILITY.

The semiconductor and MEMS industries are highly competitive, and we expect the intensity of the competition to increase. Many of our competitors have greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, our competitors may offer broader product lines and have greater name recognition than we do, and may offer discounts as a competitive tactic. In addition, several development stage companies are currently creating or developing technologies and products that compete with or are being designed to compete with our technologies and products. Our competitors may develop or market technologies or products that are more effective or more commercially attractive than our current or future products, or that may render our technologies or products less competitive or obsolete. Accordingly, if competitors introduce superior technologies or products and we cannot make enhancements to our technologies and products necessary for them to remain competitive, our competitive position, and in turn, our business, revenues and financial condition, will be seriously harmed.

OUR BUSINESS COULD SUFFER IF WE EXPERIENCE DIFFICULTIES IN INTEGRATING ANY TECHNOLOGIES, PRODUCTS OR BUSINESSES WE ACQUIRE.

In May 2004, the Company acquired the intellectual property and other intangibles and hired staff from Standard MEMS, Inc. Acquisitions typically entail many risks and could result in difficulties in integrating the operations and personnel of companies that we acquire or the technologies and products that we acquire. If we are not able to successfully integrate our acquisitions, we may not obtain the advantages that the acquisitions were intended to create, which could adversely affect our results of operations, financial condition and cash flows. In addition, in connection with acquisitions, we could experience disruption in our business or employee base. There is also a risk that key employees of companies that we acquire or key employees necessary to successfully commercialize technologies and products that we acquire may seek employment elsewhere, including with our competitors.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY BE INSUFFICIENT TO PROTECT OUR COMPETITIVE POSITION.

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. We have four issued United States patents and three pending patent applications. In addition, we have acquired a portfolio of MEMS intellectual property and the Company is reviewing this portfolio to determine which of the acquired rights will be most useful in its business. We cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.

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

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS DISPUTES, WHICH COULD DIVERT MANAGEMENT’S ATTENTION AND COULD BE COSTLY.

The semiconductor and MEMS industries are characterized by vigorous protection and pursuit of intellectual property rights. From time to time, we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business. For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular products from the market or necessitating that specific products offered for sale or under development be redesigned.

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

Item 2.                        PROPERTIES

The Company leases approximately 5,000 square feet of office space at 129 Morgan Drive, Norwood, Massachusetts. The term of this lease expires on December 31, 2005. See footnote 8 to the consolidated financial statements. In addition, the Company leases offices in Shenzhen, China, Great River, New York, Hong Kong and Taiwan.

Item 3.                        LEGAL PROCEEDINGS

In November 2004, Apogee commenced an action against National Hybrid, Inc. (Hybrid) in the United States District Court for the Eastern District of New York, claiming that as part of Hybrid’s procurement of the tangible assets from the secured lien holder of the bankrupt Standard MEMS, Inc. (SMI), Hybrid had inadvertently obtained copies of files, containing in part, the intangible assets purchased by Apogee in May of 2004 as part of its MEMS acquisition. In November 2004, the court directed Hybrid not to sell, destroy or otherwise dispose of these files. In response, Hybrid filed a counterclaim in February 2005, stating that they were the owner of the files. The court has delayed any further actions on this matter until January 2006 since the parties are now working to resolve the issue. The Company believes Hybrid’s claims are without merit. The Company expects to resolve this issue with Hybrid, now held in estate due to the death of the prior owner, in 2005, and further does not believe the resolution will be material to its business.

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

As previously reported, on August 2, 2005, Apogee received notice from the Staff of the American Stock Exchange indicating that AMEX has determined to proceed with an application to the Securities and Exchange Commission to remove the common stock of Apogee from listing and registration on AMEX. This action, which is being appealed by Apogee, is being taken because Apogee is no longer in compliance with the AMEX’s continuing listing standards due to the failure to file its Annual Report on Form 10-KSB for the year ended December 31, 2004 and a Quarterly Report on Form 10-QSB for the period ended March 31, 2005. Apogee has appealed this determination by submitting an application for a written submission to the AMEX Listing Qualifications Panel. During the period prior to the determination on the written submission the Company’s stock will continue to trade on the AMEX. Apogee believes that, with the filing of the necessary reports as of the date of filing of this Amendment No. 2 to its Annual Report on Form 10-KSB/A, it has regained compliance with applicable AMEX listing requirements.

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

	Common Stock
	High	Low
2003:
First Quarter (Nasdaq Small Cap Market from September 14, 2001)	$4.0500	$3.9900
Second Quarter	5.6350	5.5250
Third Quarter	10.4950	9.8250
Fourth Quarter (American Stock Exchange from October 9, 2003)	11.7500	11.5000
2004:
First Quarter	11.7900	8.6000
Second Quarter	9.1500	8.3000
Third Quarter	8.4000	3.7000
Fourth Quarter	4.7000	3.4500

Stockholders

As of April 12, 2005, there were approximately 91 holders of record and approximately 842 beneficial holders of 11,838,332 outstanding shares of Common Stock.

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

Item 6.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THIS DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL STATEMENTS, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNDERTAINTIES. THE COMPANY’S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE FACTORS DISCUSSED ABOVE IN THE SECTION ENTITLED “CERTAIN RISK FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS AND OUR COMMON STOCK PRICE” AS WELL AS OTHER FACTORS IN THIS ANNUAL REPORT ON FORM 10-KSB.

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

From 1981 until 1995, the Company was in the business of engineering, manufacturing and marketing high quality, high-end patented ribbon loudspeaker systems for use in home audio and video entertainment systems. Since 1995, the Company has focused exclusively on the development and commercialization of its proprietary amplifier technology, known as DDX®. DDX technology is an all-digital, high efficiency amplifier technology that provides true digital audio reproduction while lowering manufacturing cost compared to traditional analog amplifier solutions. The Company’s initial DDX development efforts were directed toward the implementation of a digital controller design and the specifications of power designs to support DDX licensing objectives. The Company signed an exclusive licensing agreement for audio applications with STMicroelectronics in February 2001, which has been subsequently transitioned to a non-exclusive license in 2005. Under this licensing agreement with STMicroelectronics NV (“ST”), the Company develops and provides intellectual property to be used in royalty bearing products produced by ST.  In addition, the Company is working under a development agreement with ST to develop and market new semiconductor products that leverage Apogee’s DDX technology and ST’s intellectual property and semiconductor design, development and manufacturing capability. ST is currently shipping over fifteen royalty bearing DDX-based semiconductor products to customers.   The Company continues to support its licensing activities with STMicroelectronics and other companies.

In 1996 the Company started the development of DDX-based semiconductor products. The Company uses two independent suppliers to produce its semiconductor products. The first DDX-based IC product was released to production in late 2000 and since that time the Company has released over 20 additional IC products.  The Company markets and sells its semiconductor products to audio manufacturers using a worldwide sales and distribution network. The Company uses contract manufacturers to produce circuit boards for customers who support the Company’s IC marketing activities.

At December 31, 2004, the Company had an accumulated deficit of approximately $15.6 million, as compared to a deficit of $12.3 million as of December 31, 2003. The Company’s historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with the Company’s efforts to develop its DDX technology as well as costs associated with the Company’s efforts to develop new products using its analog and digital circuit designs and MEMS technology. The Company sells products to original equipment manufacturers and distributors. All sales are made in U.S. Dollars.

The Company outsources the manufacturing, assembly and preliminary testing of its semiconductor products and evaluation boards. Cost of revenue includes the third-party manufacturing, testing and assembly costs as well as costs associated with shipping. Research and development expenses consist primarily of salaries and related overhead costs associated with engineering activities as well as other materials and related services used in the development of the Company’s semi-conductor chips. Selling, general and administrative expenses consist primarily of employee compensation and overhead charges as well as expenses directly associated with the marketing and sales of the Company’s products.

Restatement

On July 13, 2005 the Board of Directors of Apogee determined, following a report by the Audit Committee of the Board of Directors, that Apogee would restate its financial statements for the fiscal years ended December 31, 2003 and December 31, 2004 and interim quarters. The investigation by the Audit Committee into various accounting matters, which has not yet been completed, has determined that the recognition of revenue for transactions with third party distributors was not handled in accordance with generally accepted accounting principles (GAAP), and as a result that the Company’s financial statements for the fiscal years ended December 31, 2003 and December 31, 2004 and interim periods were misstated. Consequently, the Company adopted a sell-through revenue recognition method for sales to distributors. The adoption of the sell-through revenue recognition method will be applied retroactively. Using the sell-through revenue recognition methodology, the Company will not recognize sales into distribution channels until the Company’s distributors have sold the products to their customers. The Company had previously recognized revenue on sales to distributors using a sell-in methodology, pursuant to which the Company recognized revenue upon shipment to its distributors. See Note 19—Change in Independent Registered Public Accounting Firm of the Consolidated Financial Statements for additional information on the Audit Committee’s investigation and the Restatement.

Results of Operations

The following table sets forth financial statement data expressed as a percentage of sales.

	2004	2003
Product Sales	71.20%	81.48%
Royalties	17.18	18.52
Consulting/Licensing	11.62	—
Cost of Sales	63.19	59.99
Research and Development	45.95	17.60
Sales, General and Administrative	46.21	25.27
Operating Loss	(55.35)%	(2.87)%
Other Income (Expense)	0.38	0.02
Net Loss	(54.98)%	(2.85)%

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

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements: Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The following policies apply to the Company’s two major product sales categories for revenue recognition. Sales to end users:  Revenue is recognized under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from the company’s warehouse or delivered to the customer’s representative/freight forwarder. Sales to Distributors:  From time to time the Company provides stock rotation rights, price protection and other incentives to its Distributors. As a result of these incentives, the Company has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. The Company accrues the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date the Company has experienced minimal warranty returns.

In addition, the Company records royalty revenue when earned in accordance with the underlying agreements. Consulting and licensing revenue is recognized as services are performed.

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

Inventory

Apogee states its inventory at the lower of cost (first-in, first-out) or market. This policy requires that the Company make certain estimates regarding the market value of the inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimated future demand and estimated selling prices for the Company’s products within a specified time frame, which is generally 12 months. The estimates used for expected demand are also used for short-term capacity planning and inventory purchasing and are consistent with revenue forecasts. In addition to current inventory of approximately $2.7 million, net of reserve, consisting of $1.2 million held at Apogee and $1.5 million held at distributors, there are inventory purchase commitments of approximately $135,000 at December 31, 2004. This compares to inventory, net of reserves, of approximately $2.9 million consisting of $2.3 million held at distributors with the remaining $0.6 million at Apogee at December 31, 2003. The current inventory level and purchase commitments are based on expected demand and not necessarily built for firm purchase commitments for the current customers. Due to the 13 week delivery lead time, it is necessary to carry a high level of inventory in comparison to past sales. Actual demand and market conditions may be different from those projected by management. If the unit demand forecast is less than current inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the gross margin as well as the net operating results in the future. During the years ended December 31, 2004 and 2003, the Company recorded a provision for excess or obsolete inventory of approximately $836,000 and $221,000 resulting in total reserves at year end of approximately $1.2 million and $342,000, respectively.

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

Restated Year Ended December 31, 2004 Compared to Restated Year Ended December 31, 2003

Revenue

The Company derives its revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to original equipment manufacturers or through Point of Sale (POS) reports by distributors. All shipments are fulfilled from the Company’s warehouses in Hong Kong and/or Norwood, Massachusetts and revenue is reported net of returns; (2) royalty revenue, which consists of royalties paid by STMicroelectronics, Zoran and other companies under the terms of the licensing agreements and (3) consulting or licensing revenue exclusive of royalties.

The Company recognized revenue for the fiscal year ended December 31, 2004 of $6.2 million, a decrease of $3.5 million or 35% from restated revenue of $9.5 million in 2003.  During the twelve-month period ended December 31, 2004, the Company recognized revenue from product sales of $4.4 million, a decrease of $3.4 million or 43% from restated revenue of  $7.8 million for the fiscal year ended December 31, 2003.  Product sales consisted of semiconductor products and evaluation boards sold directly to end users or POS revenue by the Company’s distributors.  Several factors contributed to the decline in the Company’s product revenue for the fiscal year ended December 31, 2004, including: unexpected weakness in demand from the Company’s largest customers due to finished goods inventory buildup and technical problems related to non-DDX ICs and a reduction in average selling price due to increased pricing competition, especially in the DVD receiver market.  In addition, for the 12 months ended December 31, 2004 the Company restated its Royalty Revenue earned under the ST Licensing Agreement by reclassifying discounts given to ST for specific customers instead of expensing these discounts as royalty expense under SG&A. This reclassification had no affect on Net Income.  As a consequence, Net Revenue recognized decreased by approximately $711,000 or 40% to $1.1 million from $1.8 million during the same period in 2003, and accordingly the SG&A expense was decreased by the same amount. Overall DDX unit sales increased in 2004 as the market for DVD receiver products consolidated to several large customers serviced by STMicroelectronics. The non product revenue decrease was partially offset by an increase in consulting revenue paid to Apogee to support custom IC development by STMicroelectronics and other third party development partners.

Revenue under the Company’s licensing agreement with STMicroelectronics, including royalties and consulting services, was approximately $1.2 million or 20% of total revenue for the 12-month period ended December 31, 2004 compared to $1.8 million or 19% for the prior fiscal year. Upon review, the Company restated the royalty revenue originally reported for the first nine months of 2004 netting the discounts given to ST by the Company against gross royalties instead of expensing these discounts in SG & A. The effect of this restatement is that both royalty revenue and royalty expense under SG & A were reduced by $711,000 for the nine months ended September 30, 2004 as well as the fiscal year ended December 31, 2004. In addition, in 2004 the Company recognized consulting revenue of approximately $715,000. This amount includes a $50,000 reclassification of consulting revenue originally recognized during the fourth quarter ended December 31, 2003. Approximately $180,000 of the consulting revenue was the final utilization from design services performed by STMicroelectronics as part of a $400,000 design credit in accordance with the terms of the licensing agreement with STMicroelectronics. During fiscal 2003 the Company did not record consulting revenue from design services performed by STMicroelectronics as part of this design credit.

Total revenue for the years 2004 and 2003 consisted of:

	2004	2003
Product Sales	$4,383,912	$7,755,718
Royalties	1,057,867	1,762,561
Consulting	715,854	—
Total:	$6,157,633	$9,518,279

Cost of Revenue

Cost of revenue was $3.9 million or 63% of revenue for the fiscal year ended December 31, 2004 compared to $5.7 million or 60% of revenue for the restated year ended December 31, 2003, a decrease of $1.8 million or 32%. Cost of revenue primarily consists of purchasing finished semiconductor chips and costs associated with assembly, testing and shipping of those products as well as customs and storage fees associated with warehousing a large portion of the Company’s semiconductor products in Asia. Additionally, management determined that it would be prudent to establish reserves for slow moving, excess and/or obsolete inventories held at Apogee or at distributors. These provisions are reported as part of the Cost of Revenue. Increases in provisions for excess and obsolescence for the 12 months ended December 31, 2004 were approximately $836,000 compared to $221,000 for the 12 months ended December 31, 2003. This decrease in cost of revenue is primarily attributable to decreased sales of the Company’s semiconductor products offset by increased reserves for excess and obsolete inventory. For the fiscal year ended December 31, 2004, the Company recorded a gross margin from product revenue of approximately 11% compared to a gross margin from restated product revenue of approximately 26% for the same period in 2003. For the fiscal year ended December 31, 2004 the Company wrote off approximately $116,000 of obsolete inventory. No inventory write-off was recorded for the fiscal period ended December 31, 2003. The Company constantly monitors its inventory and as of December 31, 2004 the Company believes the remainder of its inventory is salable but will re-evaluate on a quarterly basis or more frequently if market conditions warrant.

Operating Expenses

Research and Development Costs

The Company’s research and development expenses consist primarily of salaries, depreciation associated with capital expenditures and related expenses in the design, development and technical support of the Company’s products, technical support of current and potential customers, as well as the development of MEMS technology. Research and development expenses for the year ended December 31, 2004 were approximately $2.8 million for the year ended December 31, 2004 compared to $1.7 million for the year ended December 31, 2003, an increase of approximately $1.1 million. Costs related to human resources for Research and Development increased to approximately $2.1 million, an increase of approximately $600,000 or 38% from $1.5 million for the previous fiscal year. In May of 2004 the Company acquired intellectual property and other intangibles from Standard MEMS, Inc. In addition, the Company hired several former key employees of Standard MEMS, Inc. This new division accounted for approximately $242,000 in human resource expenditure for the fiscal year ended December 31, 2004. For the fiscal year ended December 31, 2004, fees paid to vendors increased approximately $439,000 to $468,000 for the fiscal year ended December 31, 2004 from $29,000 for the previous fiscal year. Increased support to both existing and potential customers, particularly with regard to customized Printed Circuit Boards, accounted for this additional expense. In addition, for the fiscal year ended December 31, 2004, approximately $180,000 was incurred as a result of final utilization of a $400,000 design credit to STMicroelectronics offsetting $180,000 of consulting revenue recognized during the fiscal year ended December 31, 2004. For the year ended December 31, 2003 no consulting revenue was recognized under this arrangement.

In order to invest for the future and with the expansion of the IC design staff, the Company made several capital investments. These expenditures included new equipment and engineering software specifically to support the Company’s analog design team. In addition, the Company incurred significant tooling and non-recurring engineering charges associated with the development of several new analog chips. Year-to-year increases in research and development costs were primarily a result of increased staffing and increased development expenses incurred to accommodate existing and new customer relationships and development efforts.

Net of human resources costs, the new MEMS Division accounted for approximately $71,000 of research and development expenses for the fiscal year ended December 31, 2004. The Company’s initial focus with respect to the MEMS technology has been on the development of MEMS based sensors and medical devices.  Toward these ends, the Company has agreements with the University of Medicine and Dentistry New Jersey’s (UMDNJ) Laboratory for Drug Delivery, Lehigh University and Cornell University in the development of the medical device and the Research Foundation of State University of New York University in the development of advanced sensors using the MEMS technology. Expenses associated with these efforts were approximately $26,000 for the fiscal year ended December 31, 2004.

Due to the technical nature of the Company’s products, engineering and design support are critical parts of the Company’s strategy during both the development of its products and the support to its customers from product design to final production. Management anticipates that it will continue to commit resources to research, development and design activities. The company expects these expenses to increase in fiscal 2005.

Selling, General and Administrative Costs

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and selling of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses include costs related to the Company’s Hong Kong and Taiwan sales offices as well as a new sales office in Japan. General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General & Administrative (“SG&A”) expenses were approximately $2.8 million for the year ended December 31, 2004 compared to $2.4 million for the restated year ended December 31, 2003. This represents an increase of approximately $400,000 million or 18%. The increase in SG&A, described below, was attributable principally to support for the Company’s Hong Kong office, increased human resource costs including the hiring of a Japan Country Manager and increased professional fees.

Human resource costs increased approximately $231,000 or 23% to $1.2 million for the fiscal year ended December 31, 2004 from $992,000 for the fiscal period ended December 31, 2003. This increase was primarily due to higher compensation as well as increased staffing both domestically and in Hong Kong. Human resource costs, domestically, increased approximately $161,000 or 22% from $743,000 in 2003 to $904,000 for the year ended December 31, 2004. This increase was due to increased wages, fringe benefits costs and the hiring of Mr. Jeff Gray as the Company’s Vice President of Sales and Marketing. In addition, human resource expenditures at the Company’s Hong Kong office increased approximately $70,000 or 28% to $319,000 for the fiscal year ended December 31, 2004 from $249,000 as of December 31 2003. As of December 31, 2004 the Company employed a total of 35 employees, 29 domestically and 6 in the Hong Kong Office. This compares to 27 domestically and 6 in Hong Kong as of December 31, 2003.

Professional expenses increased approximately $287,000 or 83% to $634,000 for the 12 months ended December 31, 2004 compared to $347,000 for the previous 12-month period. Of this increase approximately $135,000 was due to the addition of a sales staff in Japan and increased costs for the sales associate in Taiwan. The Company is currently in the process of establishing sales offices in these areas. This increase in Taiwan and Japan expenses was partially offset by decreases of $16,000, $37,000 and $11,000 in recruiting, investor relations and media relations expenses, respectively. This overall increase reflects the Company’s continued expansion of its sales and marketing activity. In addition, due to increased reporting and compliance requirements, the Company’s legal and accounting expenses increased. Legal and accounting expense combined for the 12-month period ended December 31, 2004 increased by approximately $210,000 or 83% to $342,000 from $132,000 for the previous 12-month period. The Company expects that SG&A expenses will increase in absolute dollars in fiscal 2005 due specifically to legal and financial costs associated with the Company’s restatement of its 2004 and 2003 financials as well as continued compliance with the Sarbanes-Oxley Act of 2002 and the expansion of its sales channels, marketing efforts and administrative infrastructure.

Increases in SG & A were partially offset by a decrease in commissions, royalties and distribution expenses on products sales as a result of decreased shipments. Sales and Distribution expense for the 12 months ended December 31, 2004 decreased approximately $74,000 or 36% to $130,000 for the 12 months ended December 31, 2004 from $204,000 for same period in 2003.

Interest Income

Interest income, net of expense, includes income from the Company’s cash and cash equivalents and from investments and expenses related to its financing activities. Net interest income for 2004 was approximately $23,200, an increase of approximately $20,900 from net interest income of approximately $2,400 in 2003. This increase resulted from increased cash investments resulting primarily from the Company’s equity financing completed in August 2004.

Income Taxes

The Company has not incurred any income tax expense to date. As of December 31, 2004 and restated December 31, 2003, the Company had available a federal net operating loss carryforward of approximately $13,107,000 and $11,775,000, respectively and a state net operating loss carryforward of approximately $6,867,000 and $5,561,000, respectively. These net operating loss carryforwards will expire at various times between 2005 and 2023.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operating activities and financing activities. As of December 31, 2004, the Company had working capital of approximately $2.2 million, including approximately $1.9 million in cash and cash equivalents, as compared to working capital of approximately $3.8 million at December 31, 2003, which included $2.5 million in cash and cash equivalents. As of December 31, 2004 and December 31, 2003 the Company has no debt. Cash equivalents consist of certificates of deposit, which are highly liquid and have original maturities of no more than 90 days. Over the past few years, the Company has been financed primarily by its three principal stockholders and through the private placement of the Company’s Common Stock to unaffiliated accredited investors.

In May 2005, the Company received proceeds from unsecured interest bearing loans in the amounts of $250,000 from David Spiegel, a shareholder and $250,000 from Herbert Stein, Chief Executive Officer, President and Chairman of the Board. These loans are payable upon demand and are not subject to any premium or penalty for prepayment. The loan interest rate is 6% per annum, payable monthly in arrears on the outstanding balance.

Net cash used in operations during the twelve-month periods ended December 31, 2004 and restated 2003 was approximately $2.3 million and $1,0 million, respectively. Cash used in operating activities consisted primarily of cash used to build inventory and for working capital. This increase was primarily due to an increase in the net loss of $3.1 million as well as an increase in inventory, partially offset by a decrease in both accounts receivable, accounts payable and an increase in the provision for excess inventory. At December 31, 2004, inventory was approximately $2.7 million compared to restated inventory of approximately $2.9 million as of December 31, 2003. During the 12 months ended December 31, 2004 the Company increased its provision for slow moving, excess or obsolete inventory by $836,000 as compared to $221,000 for the restated 12-month period ended December 31, 2003. During the third quarter ended September 30, 2004, substantial inventory was purchased for inclusion in the X-Box speaker system. Production and other delays resulted in the Company not shipping at the anticipated volume levels. Net accounts receivable was approximately $533,000 at December 31, 2004, down from $1.8 million at December 31, 2003 restated. The reduction in accounts receivable was due to decreased shipments of the Company’s semiconductor products. The Company increased its reserve against bad debts to $105,000 as of December 31, 2004 from $65,000 as of the restated December 31, 2003 balance sheet. The Company constantly monitors its accounts receivables and at this time believes this reserve is sufficient.

Net cash used in investing activities for the year ended December 31, 2004 totaled approximately $108,000 compared to approximately $88,000 for the restated year ended December 31, 2003. This increase was primarily due to amounts associated with purchase of the intellectual property of the former Standard MEMS Company.

Net cash provided by financing activities in 2004 was approximately $1.9 million compared to approximately $2.6 million for the year ended December 31, 2003. During 2004 the Company raised approximately $1.8 million from a private placement of the Company’s common stock at a price of $4.75 per share. In addition, the Company raised approximately $292,000 through the exercise of options by employees and $12,500 through the exercise of warrants in connection with a 2000 private placement. During the three months ended December 31, 2004, the Company received approximately $5,900 in cash from the exercise of options by one former director and one former employee.

The Company believes that its current working capital will be sufficient to fund its capital and operational requirements at least through June 30, 2006. See Note 20—Subsequent Events—$2 million financing. The continuance of the Company is highly dependent upon its ability to successfully develop and market both its DDX digital amplifier and MEMS technologies and raise additional funds for such purposes. The Company may also consider the sale of assets to raise additional funds. There can be no assurance, however, that the Company will be able to raise the funds that it needs to continue its operations or that additional funds will be available to the Company on acceptable terms, if at all. Except as otherwise disclosed therein, the accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects of recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 6a.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include: cash, cash equivalents, accounts receivable and accounts payable. At December 31, 2004 and December 31, 2003, the carrying value of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

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

Item 7.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

APOGEE TECHNOLOGY, INC.

Item 8.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-K dated April 19, 2005, the Company received a letter on April 12, 2005 from its former independent registered public accountants, Anchin, Block & Anchin LLP (“Anchin”), notifying the Company that Anchin would not be able to complete its audit of the Company’s financial statements for the fiscal year ended December 31, 2004 and was resigning from its audit engagement, effective immediately. In addition, the letter notified the Company that a disclosure should be made to prevent reliance on the auditor’s previously issued audit report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2003 and the interim reviews of the Company’s financial statements for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.  In its letter, the auditors advised the Company that, based on information provided by the Company, the auditors had concluded that revenue had been improperly recognized by the Company at December 31, 2003 and at each quarterly period thereafter with respect to sales to one of the Company’s customers, and that the accounts receivable from that customer had been overvalued. In addition, on April 18, 2005, the former auditors notified the Company’s audit committee that there are additional transactions in 2003 and 2004 that should be more closely reviewed by the Company and its new auditors to ensure that revenue was appropriately recognized.

In connection with its resignation, Anchin advised the Company that information had come to its attention that made it unwilling to rely on the Company’s management representations or to be associated with the financial statements prepared by management, and that the issues it had brought to the attention of the Company’s audit committee raised concerns as to whether the Company has adequate internal controls necessary to develop reliable financial statements. In addition, Anchin advised the Company that it had not concluded whether, and could not advise the Company as to the degree to which the scope of its audit would have had to be expanded to determine, whether, if further investigated, other sales by the Company and possibly the valuation of the chips that may have been returned to inventory, would have had issues that could have materially impacted the fairness or reliability of previously issued audited financial statements or the 2004 quarterly financial statements or that might have precluded Anchin from issuing an unqualified audit report even if fiscal 2003 financial statements were restated.

Except as described above, there were no disagreements with Anchin on any other matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anchin, would have caused Anchin to make reference to the subject matter of the disagreement(s) in connection with its report on the Company’s financial statements for the Company’s two most recent fiscal years or any later interim period. The auditor’s reports on the Company’s audited financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Anchin had been the Company’s auditors since January 1, 2005, when it acquired the firm of Yohalem Gillman & Co. LLP, which had been the Company’s auditors since 1981.

As a result of the resignation of its auditors, (i) the Company initiated a search for new auditors, (ii) the Company initiated a search for a Chief Financial Officer, and (iii) the Company’s Audit Committee initiated an independent investigation with the assistance of independent legal counsel and forensic accounting experts to investigate the matters raised by the Company’s former auditors.

On May 3, 2005, the Audit Committee of the Board of Directors of the Company approved the engagement of Miller Wachman LLP as Apogee’s new independent auditors.

On May 16, 2005, the Company announced that it had hired Paul J. Murphy, 57, as its Chief Financial Officer and Vice President of Finance effective June 1, 2005. Mr. Murphy has assumed all of the responsibilities customarily associated with the role of Chief Financial Officer and Vice President of Finance, including the responsibilities of the Company’s Principal Accounting Officer.

On July 13, 2005, the Board of Directors of Apogee determined, following a report by the Audit Committee of the Board of Directors, that Apogee would restate its financial statements for the fiscal years ended December 31, 2003 and December 31, 2004 and interim quarters. The investigation by the Audit Committee into various accounting matters, which has not yet been completed, has determined that the recognition of revenue for transactions with third party distributors was not handled in accordance with generally accepted accounting principles (GAAP), and as a result that the Company’s financial statements for the fiscal years ended December 31, 2003 and December 31, 2004 and interim periods were misstated.

In addition, the Board of Directors adopted a sell-through revenue recognition method for the Company’s sales to distributors. Using the sell-through revenue recognition methodology, the Company will not recognize sales into distribution channels until the Company’s distributors have sold the products to their customers. The Company had previously recognized revenue on sales to distributors using a sell-in methodology, pursuant to which the Company recognized revenue upon shipment to its distributors. The adoption of this methodology has been applied retroactively to the Company’s financial statements.

Item 8a.               CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13d-15 (e) and 15d-15 (e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company’s current disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company was made known to them by others, particularly during the period in which this Annual Report on Form 10-KSB/A Amendment No. 2 was being prepared.

(b)          Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 8b.	OTHER INFORMATION
None.
Item 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item was set forth in Amendment No. 1 to our Form 10-KSB for the year ended December 31, 2004 as filed on April 29, 2005 (the “Amendment”) and is incorporated herein by reference from such filing. Disclosure regarding any amendments to, or waivers from, provisions of the Code of Conduct and Ethics that apply to our principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of the American Stock Exchange, Inc.

Item 10.	EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto in the Amendment.
Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto in the Amendment.
Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The response to this item is incorporated by reference from the discussion responsive thereto in the Amendment.
Item 13.	EXHIBITS
None
Item 13(a)	The following documents are filed as part of this annual report on Form 10-KSB:
Item 13(a)(1) and (2)

See “Index to Consolidated Financial Statements and Financial Statement Schedules” atItem 8 to this Annual Report on Form 10-KSB. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 13(a)(3)                   Exhibits

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

10.1	*

License Agreement dated February 2, 2001 by and between the Registrant and STMicroelectronics, NV, incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 (File No. 000-30656).

10.2		Form of 1999 Stock and Warrant Subscription Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-SB, as amended (File No. 000-17053).
10.3		Form of 1999 Warrant to purchase shares of Common Stock of the Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form10-SB, as amended (File No. 000-17053).
10.4		Form of 2000 Stock Subscription Agreement, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-SB, as amended (File No. 000-17053).
10.5		Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 29, 2001 (File No. 001-10456).
10.6		Registration Rights Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated April 29, 2001 (File No. 001-10456).
10.7		Form of Warrant, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, dated April 29, 2001 (File No. 001-10456).
10.8		Addendum to Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated April 29, 2001 (File No. 001-10456).
10.9		Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2004 (File No. 001-10456)
10.10		Registration Rights Agreement, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 27, 2004 (File No. 001-10456)
10.11		Form of Warrant, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 27, 2004 (File No. 001-10456)
10.12		Addendum to Securities Purchase Agreement, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 27, 2004 (File No. 001-10456)

14	Code of Conduct and Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’s Form 10-KSB for the year ended December 31, 2003 (File No. 000-30656).
23

Consent of Independent Accountants to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 333-106316, 333-61486 and No. 333-90558) of the consolidated financial statements which appear in this Annual Report on Form 10-KSB.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.
32	Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer.

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

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto in the Proxy Statement to be filed for the 2005 annual meeting of stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.
By:		Date: August 19, 2005
Herbert M. Stein, President
Chief Executive Officer,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:		President, Chief Executive Officer	August 19, 2005
	Herbert M. Stein	Chairman of the Board
By:		Chief Financial Officer	August 19, 2005
	Paul J. Murphy	Vice President of Finance Treasurer
By:		Director	August 19, 2005
Craig A. Dubitsky
By:		Director	August 19, 2005
Arthur S. Reynolds
By:		Director	August 19, 2005
Sheryl B. Stein
By:		Director	August 19, 2005
Alan W. Tuck

ANNUAL REPORT ON FORM 10-KSB

LIST OF FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004 AND RESTATED 2003

APOGEE TECHNOLOGY, INC.

NORWOOD, MASSACHUSETTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Apogee Technology, Inc.

We have audited the accompanying consolidated balance sheet of Apogee Technology, Inc. and Subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apogee Technology Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of their operations, changes in their stockholders’ equity and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations and negative cash flows raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller Wachman LLP

Boston, Massachusetts
August 15, 2005

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2004	2003
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$1,886,883	$2,524,209
Accounts receivable, net of allowance for doubtful
accounts of $105,000 and $65,000, respectively	533,113	1,818,837
Inventories, net	2,725,308	2,869,087
Prepaid expenses and other current assets	252,728	180,261
Total current assets	5,398,032	7,392,394
Property and equipment, net of accumulated depreciation of $376,951 and $391,463, respectively	103,189	128,831
Other assets
Patents, net of accumulated amortization of $127,442 and $103,856	211,901	87,369
	$5,713,122	$7,608,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,107,111	$1,566,072
Deferred distributor revenue	1,955,563	1,959,387
Deferred contract revenue	95,788	50,000
Total current liabilities	3,158,462	3,575,459
Commitments and Contingencies	—	—
Stockholders’ equity
Common stock, $.01 par value;
20,000,000 shares authorized, 11,838,332 and 11,327,270
issued and outstanding, respectively	118,383	113,272
Additional paid-in capital	18,073,223	16,171,611
Accumulated deficit	(15,636,946)	(12,251,748)
Total stockholders’ equity	2,554,660	4,033,135
	$5,713,122	$7,608,594

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2004	2003
		(Restated)
Revenues
Product sales	$4,383,912	$7,755,718
Royalties	1,057,867	1,762,561
Consulting	715,854	—
	6,157,633	9,518,279
Costs and expenses
Product sales	3,890,917	5,710,150
Research and development	2,829,612	1,675,625
Selling, general and administrative	2,845,544	2,405,294
	9,566,073	9,791,069
Operating loss	(3,408,440)	(272,790)
Other income (expense)
Interest/other income	23,334	13,344
Interest expense	(93)	(10,985)
	23,241	2,359
Net Loss	$(3,385,199)	$(270,431)
Basic and diluted loss per common share	$(0.29)	$(0.02)
Weighted average common shares outstanding—basic and diluted	11,523,510	10,925,612

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2003, as originally reported	5,370,585	$53,706	$13,599,926	$(11,174,677)	$2,478,955
Adjustments (See Restatement Note 17)				(806,640)	(806,640)
Balances at January 1, 2003, as adjusted	5,370,585	$53,706	$13,599,926	$(11,981,317)	$1,672,315
Net loss (See Retatement Note 17)				(270,431)	(270,431)
Issuances of stock	293,050	2,930	2,628,321	—	2,631,251
2 for 1 stock split	5,663,635	56,636	(56,636)	—	—
Balances at December 31, 2003 (See Restatement Note 17)	11,327,270	113,272	16,171,611	(12,251,748)	4,033,135
Net loss				(3,385,199)	(3,385,199)
Issuances of stock	511,062	5,111	1,901,613	—	1,906,724
Balances at December 31, 2004	11,838,332	$118,383	$18,073,224	$(15,636,947)	$2,554,660

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2004	2003
		(Restated)
Cash flows from operations
Net loss	$(3,385,199)	$(270,431)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts	40,000	40,000
Provision for slow moving, excess and obsolete inventory	835,523	221,118
Depreciation and amortization	103,147	103,932
Changes in operating assets and liabilities:
Accounts receivable	1,245,725	(853,180)
Inventories	(691,745)	(1,681,670)
Prepaid expenses and other current assets	(72,468)	(77,488)
Accounts payable and accrued expenses	(458,960)	546,177
Deferred product revenue	(3,824)	907,750
Deferred contract revenue	45,788	50,000
Net cash used in operating activities	(2,342,013)	(1,013,792)
Cash flows from investing activities
Purchases of property and equipment	(53,918)	(73,581)
Patent costs	(148,118)	(13,964)
Net cash used in investing activities	(202,036)	(87,545)
Cash flows from financing activities
Proceeds from issuances of common stock, net of issuance expenses	1,906,723	2,631,251
Proceeds from bank line of credit	—	400,000
Repayment of bank line of credit	—	(400,000)
Net cash provided by financing activities	1,906,723	2,631,251
Incease (decrease in cash) and cash equivalents	(637,326)	1,529,913
Cash and cash equivalents—beginning	2,524,209	994,296
Cash and cash equivalents—ending	$1,886,883	2,524,209

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND RESTATED 2003

1.   The Company and Basis of Presentation

The Company

Apogee Technology, Inc. and Subsidiary (the “Company” or “Apogee”) designs, develops and markets silicon based products incorporating proprietary technologies. The Company’s patented all-digital, high efficiency Direct Digital Amplification (DDX®) technology Integrated Circuits (“ICs”) are used in a range of audio applications including:  home theater systems, powered speakers, car audio, commercial audio, and PC multi-media. The Company is developing new System-on-Chip (SOC) products using its analog and digital circuit designs and Micro-Electromechanical Systems (MEMS) technology for the consumer, automotive, communications and medical markets.

Basis of Presentation

The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. All significant intercompany transactions and accounts have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods and such differences could be material.

Liquidity

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. Because the Company has had recurring losses, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company believes that its current working capital will be sufficient to fund its capital and operational requirements at least through June 30, 2006. See Note 20—Subsequent Events—$2 million financing.

The continuance of the Company is highly dependent upon its ability to successfully develop and market both its DDX digital amplifier and MEMS technologies and raise additional funds for such purposes. The Company may also consider the sale of assets to raise additional funds. There can be no assurance, however, that the Company will be able to raise the funds that it needs to continue its operations or that additional funds will be available to the Company on acceptable terms, if at all. The financial statements do not include any adjustments to reflect the possible future effects of recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

2.   Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements: Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The following policies apply to the Company’s major product sales categories for revenue recognition.

Sales to end customers:  Revenue is recognized under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped to the customer or the customers’ representative/freight forwarder. The Company has experienced minimal warranty or other returns and based upon historical experience, has recorded a $10,000 provision for such returns.

Sales to Distributors:  From time to time the Company provides certain incentives such as stock rotation, price protection and other incentives to its Distributors. Therefore, the Company defers recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. See Note 17 on the Company’s adoption of the sell through method.

In addition, the Company records royalty revenue when earned in accordance with the underlying agreements. Consulting revenue is recognized as services are performed.

Loss Per Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net loss per share excluded potential common stock if the effect is anti-dilutive. Potential common stock consists of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.

Research and Development

Costs for research and development are expensed as incurred.

Inventories

Inventories are stated at the lower of cost on a first-in, first-out basis or market. This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 to 24 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts. Actual demand and market conditions may differ from those projected by

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

2.   Summary of Significant Accounting Policies (Continued)

the Company’s management. If the Company’s unit demand forecast is less that the Company’s current inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future. During the fiscal years ended December 31, 2004 and 2003, the Company recorded a provision for excess inventory of approximately $836,000 and $211,000, which increased the reserve at year end to approximately $1.2million and $342,000, respectively, to account for slow moving, excess and obsolete inventory both at Apogee’s warehouse and inventory held by the distributors.

Inventories purchase commitment losses

The Company accrues for estimated losses on non-cancelable purchase orders. The estimated losses result from anticipated future sale of products for sales prices less than the estimated cost to manufacture.

Property and Equipment

Major replacements and betterments of equipment are capitalized. Cost of normal maintenance and repairs is charged to expense as incurred. Depreciation is provided over the estimated useful lives of the assets using accelerated methods. Leasehold improvements are amortized over either the term of lease or the estimated useful life of the improvement.

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

Accounts Receivable

The Company carries its accounts receivable from end customers at cost less an allowance for doubtful accounts to ensure that trade receivables are not overstated. On a periodic basis, the Company evaluates the collectibility of its accounts receivable on a variety of factors, including length of time receivables are past due, indication of customer willingness to pay, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

2.   Summary of Significant Accounting Policies (Continued)

becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer’s operating results or financial position. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are generally considered past due if any portion of the receivable balance is outstanding for more than 90 days.  If circumstances related to the Company’s customers change, estimates of the recoverability of receivables would be further adjusted.

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. The Company does not hold or issue financial instruments for trading purposes.

Stock Options

At December 31, 2004, the Company has an incentive stock option plan described more fully in Note 7.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

2.   Summary of Significant Accounting Policies (Continued)

The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation. The table gives effect to the stock split described in Note 7.

	Year Ended December 31,
	2004	2003
		(Restated)
Loss as reported:	$(3,385,199)	$(270,431)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards*	(2,094,239)	(1,798,721)
Pro-forma net loss**	$(5,479,438)	$(2,069,152)

	Year Ended December 31,
	2004	2003
		(Restated)
Loss per share:
As reported, basic and diluted	$(0.29)	$(0.02)
Pro-forma, basic and diluted	$(0.48)	$(0.18)

*                   All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994—awards for which the fair value was required to be measured under FAS 123.

**             For purposes of pro forma disclosures, the estimated fair value of the options is amortized over 5 years, the options’ vesting period. Pro forma information regarding earnings and per share information is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model for years subsequent to 2000 with the following weighted-average assumptions for 2004 and 2003, respectively:  risk-free interest rates ranging from 3.74% to 4.77% and 3.28% to 4.46%; no dividend yields; volatility factors of the expected market price of the Company’s common stock of 1.2 and 1.19; and a weighted-average expected life of the option of approximately 7.5 years. Prior to 2001, the fair values of the options were valued using the minimum value method.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. See Note 14—Tax Loss Carryforwards.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

2.   Summary of Significant Accounting Policies (Continued)

if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.

For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.

In May 2003, the FASB issued Statement No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. FAS 50 establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. Instruments within the scope of FAS 150 must be classified as liabilities within the Company’s Consolidated Financial Statements and be reported at settlement date value. The provisions of FAS 150 are effective for (1) instruments entered into or modified after May 31, 2003, and (2) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FSP 150-3, the FASB indefinitely deferred the effective date of certain provisions of FAS 150, including mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities.

The adoption of FAS 150 as well as FIN 46 did not have a material effect on the Company’s results of operations or financial position.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition”, (“SAB104”), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations.

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”. This statement is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation expense in the financial statements.

This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

In December 2004, FASB issued Statement Accounting Standard (“SFAS”) No. 153 “Exchanges of Nonmonetary Assets”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

2.   Summary of Significant Accounting Policies (Continued)

fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively.

The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151 “Inventory Costs.”  This statement amends Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” and removes the “so abnormal” criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  SFAS 151 also requires that allocation of fixed asset production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005. Management does not believe there will be a significant impact as a result of adopting this statement.

EITF Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per share.”  The EITF reached a consensus that contingently convertible instruments, such a contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The pronouncement is effective for reporting periods after December 15, 2004.

The adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

3.   Inventories

The major classifications of inventories are as follows at December 31, 2004 and restated 2003:

	2004	2003_
Raw materials	$24,539	$31,528
Finished goods	2,143,530	684,784
Finished goods held by distributors	1,734,955	2,494,968
	$3,903,024	$3,211,280
Less reserve for slow moving, excess and obsolete inventory	(1,177,716)	(342,193)
Net Inventory	$2,725,308	$2,869,087

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

4.   Property and Equipment

Property and equipment at December 31, 2004 and 2003 are comprised of the following:

	2004	2003
Equipment	$390,342	$433,753
Software	35,634	32,133
Furniture and fixtures	31,210	31,454
Leasehold improvements	22,954	22,954
	480,140	520,294
Less accumulated depreciation	376,951	391,463
	$103,189	$128,831

Depreciation expense was $79,561 and $84,082 for the years ended December 31, 2004 and restated 2003, respectively.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives
Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

5.   Accrued Expenses

	2004	2003
Accrued Audit Expenses	$165,000	$46,000
Accrued Legal Expenses	37,000	—
Other Accrued Expenses	10,000	34,000
	$212,000	$80,000

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

6.   Deferred Contract Revenue

During September 2004, the Company entered into a funding agreement with the United Binational Industrial Research and Development (“BIRD”) Foundation of Israel. This agreement will provide funds to the Company for industrial research and development activities. The agreement will provide up to a maximum of $560,000 of which the Company will receive $280,000, and another partner in the agreement will receive the remainder. The Company has received $101,379 in deferred contract revenue and has recognized in revenue $5,592 with expenses as of the end of 2004.

In December 2003, the Company recorded $50,000 in consulting revenue as a non-refundable design commitment fee due upon signing of a contract for consulting and design assistance for the development of an IC. Since the work was not completed in the fourth quarter, it was determined that the $50,000 should be reclassified as part of the restated fourth quarter and 12 months ended December 31, 2003. During the first quarter of 2004 this revenue was recognized as part of the restatement of the 1st quarter ended March 2004.

7.   Stockholders’ Equity

Stock Split

On August 12, 2003, the Board of Directors authorized a 2-for-1 split of the Company’s common stock effected in the form of a 100% stock dividend. The stock dividend was paid on December 11, 2003 to stockholders of record at the close of business on November 17, 2003. No fractional shares of common stock were issued in connection with the stock split. Par value was not changed, and additional paid-in capital was charged for the par value of the shares issued. All references to the number of common shares and per-share amounts included in the accompanying consolidated financial statements for the years ended 2004 and 2003 have been adjusted to reflect the stock split.

Private Placements

In July 2003, the Company completed a private placement for 100,000 shares of common stock at $3.00 per share. Proceeds received were $300,000.

During May 2003, the Board of Directors approved a private placement of 1,000,000 shares. Pursuant to this private placement, the Company issued 200,000 shares, 75,000 shares and 25,000 shares in September, October and November, respectively. The 200,000 shares were issued at $5, and the remaining 100,000 shares were issued at $10 per share of common stock. Total proceeds for these issuances were $2,000,000.

In August 2004, the Company completed a private placement for 374,242 shares of common stock at $4.75 per share. Proceeds received were $1,577,045 net of $200,605 in expenses. In addition, the issuance of warrants were approved by the Board of Directors, pursuant to which purchasers shall have the right to acquire up to 50% of the number of shares of Common Stock issued as a result of the private placement. These warrants are exercisable immediately upon issuance and for a term of five years at an exercise price of $5.70 per share. Total warrants granted during the year ended December 31, 2004 aggregated 209,578.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

7.   Stockholders’ Equity (Continued)

Stock Options

The Company issued 126,820 and 93,100 shares of common stock during 2004 and 2003, respectively, for options exercised by certain employees and directors. The shares were issued at prices ranging from $0.275 to $6.81 per share in 2004 and $0.25 to $7.63 per share in 2003. Proceeds from the exercise of options amounted to $291,678 and $202,501 in 2004 and 2003, respectively.

Other

In January 2000, the Company in connection with a private placement, issued warrants to purchase one-fifth share of common stock at $2.50 per share. The warrants expire five years from the date of the subscription. During 2004 and 2003 the Company issued 10,000 and 83,000 shares warrants to purchase 40,000 shares of common stock at $5.00 per share. The warrants expire five years from the date of issuance. None of these warrants were exercised during 2004 or 2003.

8.   Related Party Transactions

The Company rents its facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2004. Rent paid to this stockholder aggregated $52,800 per year for 2004 and 2003. See Note 20—Subsequent Events—related party Note.

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

In prior years, the Company recognized $220,000 of the credit for future design services. During the year ended December 31, 2004, the Company recognized the remaining $180,000 of income and research and development costs.

10.   Concentrations

During the year ended December 31, 2004, the Company derived approximately 22% of product revenue to one end user and 51% of product revenue as a result of sell through by two distributors.

During the year ended December 31, 2004, the Company derived approximately 47% of total revenue from two end users and 35% of total revenue as a result of sell through by two distributors.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

10.   Concentrations (Continued)

During the restated year ended December 31, 2003, the Company derived approximately 31% of its product revenue to one end user and 38% of product revenue as a result of sell through by two distributors.

During the restated year ended December 31, 2003, the Company derived approximately 44% of total revenue from two end users and 31% of total revenue as a result of sell through by two distributors.

Two of the Company’s major customers accounted for approximately 72% of the total accounts receivable balance at December 31, 2004.

Four of the Company’s major customers accounted for approximately 76% of the total accounts receivable balance at December 31, 2003.

Substantially all of the Customer sales were to end users or distributors located in Asia and Europe for both the 12-month periods ended December 31, 2004 and December 31, 2003.

One of the Company’s major vendors accounted for approximately 96% of total purchases for the year ended December 31, 2004.

Two of the Company’s major vendors accounted for approximately 98% of total purchases for the year ended December 31, 2003.

The Company maintains accounts with financial institutions. Balances usually exceed the maximum coverage ($100,000) provided by the Federal Deposit Insurance Corporation on insured depositor accounts.

11.   Stock Options

In May 1997, the Company adopted an incentive stock option plan for employees, directors and consultants. The Company’s board of directors authorized a maximum of 600,000 shares of common stock for issuance under the plan, which in 2001 was increased to 2,100,000 shares, increased in 2002 to 3,100,000 shares and further increased in 2003 to 4,100,000. Pursuant to the plan, the board may grant options to employees, directors, or consultants at its discretion. Options granted under the plan to less than 10% and greater than 10% stockholders are to be for 100% and 110%, respectively, of the fair value of the common stock on the date of the grant, and expire 10 and 5 years, respectively, from the date of the grant.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

11.   Stock Options (Continued)

A summary of the status of the Company’s stock options as of December 31, 2004 and restated 2003 and changes during the years then ended is presented below. The data give effect to the stock split described in Note 7.

		2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding—beginning of year	2,787,600	$4.50	2,022,400	$4.55
Granted	986,000	8.31	898,300	4.24
Exercised	(126,820)	(2.30)	(93,100)	(2.21)
Cancelled	(328,960)	(5.03)	(40,000)	(6.36)
Outstanding—end of year	3,317,820	$5.55	2,787,600	$4.50
Weighted average fair value of options granted during year		$4.22		$3.37

The Company granted a total of 986,000 and 898,300 options under the 1997 Employee, Director and Consultant Stock Option Plan during 2004 and 2003, respectively, to certain directors and employees. The options awarded have exercise prices ranging from $3.85 to $9.46 and $2.71 to $12.15 for 2004 and 2003, respectively.

The following table summarizes information about options outstanding as of December 31, 2004 and gives effect to the stock split described in Note 7.

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.25 - 4.50	1,190,720	5.42	$2.67	528,940	$1.44
$5.25 - 12.15	2,127,100	6.40	7.34	850,400	6.89
Total at December 31, 2004	3,317,820	6.04	$5.67	1,379,340	$4.78

12.   Income (Loss) Per Common Share

Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The diluted income per common share includes the potential impact of dilutive securities, including options and warrants. The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares by the Company at the average market price for the period. The weighted average number of shares of common stock outstanding used to compute basic (loss) income per share for 2004 and restated 2003 amounted to 11,523,510 and 11,944,459, respectively. The weighted average number of shares of common stock outstanding used to compute diluted income per common share in 2003 amounted to 11,944,459. The assumed exercise of outstanding stock options and warrants for diluted loss per

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

12.   Income (Loss) Per Common Share (Continued)

common share was not applicable in 2004 because their effect was antidilutive. The 2003 figures include the shares issued as a result of the stock split referred to in Note 7.

13.   Employee Retirement 401(k) Plan

The Company sponsors a 401(k) retirement plan for the benefit of its employees. The plan imposes no contribution requirement or liability upon the Company. Plan participation is voluntary and unconditional to all employees over 18 and plan contributions are discretionary to the limits allowed by the Internal Revenue Code and are immediately 100% vested. There were no employer contributions during 2004 or 2003.

14.   Tax Loss Carryforwards

The Company has available for Federal and state income tax purposes, net operating loss carryforwards of approximately $13,107,000 and $6,867,000 as of December 31, 2004, expiring from 2005 through 2023.

The Company has available for Federal and state income tax purposes, net operating loss carryforwards of approximately $11,775,000 and $5,561,000 as of December 31, 2003, expiring from 2004 through 2022.

The Company’s net losses result in no current tax benefit. The deferred tax assets arising from net operating loss carryforwards amounted to approximately $4,887,000 at December 31, 2004 and $4,352,000 at restated December 31, 2003.and were fully offset by a valuation allowance as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This represents an increase of $535,000 for 2004. The valuation allowance is based on an assessment at December 31, 2004 that it is more likely than not that the net operating loss carryover will not be realized in the future. However, should the Company generate future income from licensing agreements and sales of products, resulting in taxable income, then the valuation allowance will be adjusted accordingly.

15.   Supplemental Cash Flow Information

Interest paid during 2004 and 2003 amounted to $93 and $10,997, respectively.

16.   Commitments and Contingencies

Leases

The company leases office space under operating leases expiring in various years through 2007. Total rent expense for operating leases during 2004 and 2003 amounted to approximately $84,000 and $75,000, respectively.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

16.   Commitments and Contingencies (Continued)

Future minimum lease payments under noncancellable operating leases as of December 31, 2004 are as follows:

Years Ending December 31,
2005	$81,344
2006	19,324
2007	1,548
$102,216

Employment Contract

On June 7, 2004, the Company entered into a two-year employment contract with its chief executive officer and president whereby he will receive an annual salary of $295,000. The Company’s board of directors will annually consider granting increases in salary, as well as potential bonuses.

Public Relations Contract

The Company entered into a contract with a public relations firm from December 1, 2004 through May 31, 2005, with monthly minimum fees of $6,000. Total future minimum payments in 2005 are $30,000.

Software License Agreement

The Company entered into a 36-month software license agreement from September 30, 2003 through September 29, 2006. The original amount of the agreement was $305,028, with quarterly payments of $25,419. Future minimum payments are as follows:

Years Ending December 31,
2005	$101,676
2006	76,257
$177,933

Inventory Purchase Commitments

At December 31, 2004 the Company had open purchase orders for the purchase of inventory totaling approximately $135,000. These purchase orders may only be cancelled if the foundry has not yet started production of the wafers to which the open purchase orders relate.

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate their fair values due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. The Company does not hold or issue financial instruments for trading purposes.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

17.   Supplementary Financial Information

Restatement of Previously Reported Financial Information

As originally described in the Company’s Current Report on Form 8-K dated July 13, 2005 and filed with the Securities and Exchange Commission on July 21, 2005 (the “Prior 8-K”), the Company’s Audit Committee conducted an internal investigation regarding various accounting matters. The Company has adopted a new revenue recognition policy, for sales to distributors, under which the Company is required to defer recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sales reports from the distributor.

The Board of Directors of Apogee determined, following a report by the Audit Committee of the Board of Directors, that Apogee would restate its financial statements for the fiscal years ended December 31, 2003 and December 31, 2004 and interim quarters. The investigation by the Audit Committee into various accounting matters, which has not yet been completed, has determined that the recognition of revenue for transactions with third party distributors was not handled in accordance with generally accepted accounting principles (GAAP), and as a result that the Company’s financial statements for the fiscal years ended December 31, 2003 and December 31, 2004 and interim periods were misstated.

The following table contains unaudited adjustments to the beginning accumulated deficit at January 1, 2003. These adjustments were made by management in order to more fairly present the restatement activity for the year 2003.

Adjustments to January 1, 2003 Accumulated Deficit

		January 1, 2003
		(in thousands)
Accumulated Deficit, as Originally Reported		$(11,175)
Less Cumulative Deferred Revenue (including Distributor Accounts Receivable)	$(2,076)
Net of Inventory held at Distributors	1,391
Less Reserve for Excess and Obsolete Inventory	(121)	(806)
Accumulated Deficit, as Restated		$(11,981)
The effect of these adjustments on the 2002 loss per share is as follows:
Loss per share as previously reported		$(0.10)
Loss per share as adjusted		$(0.18)

The following table provides a reconciliation of amounts previously reported in the Company’s Form 10-QSB for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, March 31, 2004, June 30, 2004 and September 30, 2004 with amounts previously adjusted for the restatement as a result of the Audit Committee’s investigation.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

17.   Supplementary Financial Information (unaudited) (Continued)

Summarized quarterly financial information for the 12 months ended December 31, 2004 and restated 2003 is as follows (in thousands, except per share data):

	Restated
2004	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net Revenue	$2,150	$1,337	$1,997	$675
Costs and Expenses	2,372	2,306	2,451	2,438
Operating Loss	(222)	(969)	(454)	(1,763)
Net Loss	(217)	(963)	(449)	(1,756)
Basic and Diluted Net Loss
Loss per share	(0.02)	(0.08)	(0.04)	(0.15)

	Restated
2003	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net Revenue	$1,892	$2,292	$3,002	$2,333
Costs and Expenses	2,182	2,295	2,720	2,595
Operating Profit (Loss)	(290)	(3)	282	(262)
Net Profit (Loss)	(287)	(2)	278	(259)
Basic and Diluted Net Profit
(Loss) per share	(0.3)	(0.00)	0.03	(0.02)

Restatement of Previously Reported Quarterly Financial Information

As a result of the Company’s decision to change the accounting method for recognizing product revenue to a sell through or point of sale method and the internal investigation concerning the circumstances surrounding and appropriate accounting for product revenue, the Audit Committee of the Board of Directors determined that the Company restate certain financial information previously reported in the Company’s Form 10-QSB for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003. The restated financial information is unaudited. None of the adjustments set forth affect the amounts shown in the Consolidated Balance Sheet as of December 31, 2004 and related Consolidated Statement of Operations, Stockholders’ Equity and Cash Flows for the 12 months ended December 31, 2004. For additional discussion regarding the Audit Committee’s internal investigation and the circumstances surrounding the decision for restatement, see “Item 9. “Changes in and Disagreements with Accountants.”

The following table provides a reconciliation of amounts previously reported in the Company’s Form 10-QSB for the quarters ended quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2003, June 30, 2003, September 30, 2003 with amounts previously adjusted for the restatement as a result of the change in accounting policy and as a result of the Audit Committee’s investigation. In reviewing the restated Consolidated Statement of Operations, it should be taken into consideration that the restated financial information reflects unaudited adjustments.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

17.   Supplementary Financial Information (Continued)

BALANCE SHEETS

(in thousands)

	March 31, 2004 (Unaudited)			June 30, 2004 (Unaudited)
	Previously	Restatement	Restated	Previously	Restatement	Restated
	Reported(1)	Adjustment(2)	Total	Reported(1)	Adjustment(2)	Total
ASSETS
Current assets
Cash and cash equivalents	$1,685	$—	$1,685	$1,693	$—	$1,693
Accounts receivable, net	3,682	(2,163)	1,519	2,637	(1,845)	792
Inventories, net	602	2,248	2,850	937	1,798	2,735
Prepaid expenses and other current assets	204	—	204	257	—	257
Deferred tax asset	195	(195)	—	195	(195)	—
Total current assets	6,368	(110)	6,258	5,719	(242)	5,477
Property and equipment, net	118	0	118	121	0	121
Other assets
Patent, net	98	—	98	107	—	107
Other intangible assets	62	(59)	3	173	(59)	114
	$6,646	$(169)	$6,477	$6,120	$(301)	$5,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,012	$12	$1,024	$710	$11	$721
Deferred distributor revenue	—	1,556	1,556	—	2,012	2,012
Deferred contract revenue	—	—	—	—	—	—
Deferred warranty	—	—	—	—	—	—
Total current liabilities	1,012	1,568	2,580	710	2,023	2,733
Stockholders’ equity
Common stock	113	—	113	114	—	114
Additional paid-in capital	16,252	—	16,252	16,403	—	16,403
Accumulated deficit	(10,731)	(1,737)	(12,468)	(11,107)	(2,324)
Total stockholders’ equity	5,634	(1,737)	3,897	5,410	(2,324)	3,086
	$6,646	$(169)	$6,477	$6,120	$(301)	$5,819

(1)          As previously reported in the Company’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

(2)          See paragraph following restatement tables for a description of the restatement adjustments.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

17.   Supplementary Financial Information (Continued)

BALANCE SHEETS

(in thousands)

				Audited
	September 30, 2004 (Unaudited)			4th Quarter
	Previously	Restatement	Restated	Ended
	Reported(1)	Adjustment(2)	Total	31-Dec-04
ASSETS
Current assets
Cash and cash equivalents	$2,511	$—	$2,511	$1,887
Accounts receivable, net	3,297	(2,247)	1,050	533
Inventories, net	1,845	1,404	3,249	2,725
Prepaid expenses and other current assets	221	—	221	253
Deferred tax asset	195	(195)	—	—
Total current assets	8,069	(1,038)	7,031	5,398
Property and equipment, net	114	0	114	103
Other assets
Patents, net	109	—	109	212
Other intangible assets	173	(59)	114	—
	$8,465	$(1,097)	$7,368	$5,713
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,606	$—	$1,606	$1,107
Deferred distributor revenue	—	1,354	1,354	1,955
Deferred contract revenue	96	—	96	96
Deferred warranty	—	—	—	—
Total current liabilities	1,702	1,354	3,056	3,158
Stockholders’ equity
Common stock	118	—	118	118
Additional paid-in capital	18,074	—	18,074	18,073
Accumulated deficit	(11,429)	(2,451)	(13,880)	(15,636)
Total stockholders’ equity	6,763	(2,451)	4,312	2,555
	$8,465	$(1,097)	7,368	$5,713

(1)          As previously reported in the Company’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

(2)          See paragraph following restatement tables for a description of the restatement adjustments.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

17.   Supplementary Financial Information (Continued)

BALANCE SHEETS

(in thousands)

	March 31, 2003 (Unaudited)			June 30, 2003 (Unaudited)
	Previously	Restatement	Restated	Previously	Restatement	Restated
	Reported(1)	Adjustment(2)	Total	Reported(1)	Adjustment(2)	Total
ASSETS
Current assets
Cash and cash equivalents	$613	$—	$613	$871	$—	$871
Accounts receivable, net	2,467	(936)	1,531	3,307	(1,979)	1,328
Inventories, net	220	1,070	1,290	834	1,567	2,401
Prepaid expenses and other current assets	104	—	104	162	—	162
Deferred tax asset	—	—	—	—	—	—
Total current assets	3,404	134	3,538	5,174	(412)	4,762
Property and equipment, net	135	—	135	129	—	129
Other assets
Patents, net	92	—	92	90	—	90
Other intangible assets	—	—	—	—	—	—
	$3,631	$134	$3,765	$5,393	$(412)	$4,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,251	$(56)	$1,195	$2,061	$—	$2,061
Bank line of credit	—	—	—	400	—	400
Deposit for common stock to be issued	—	—	—	300	—	300
Deferred distributor revenue	—	1,144	1,144	—	786	786
Deferred contract revenue	—	—	—	—	—	—
Total current liabilities	1,251	1,088	2,339	2,761	786	3,547
Stockholders’ equity
Common stock	54	—	54	54	—	54
Additional paid-in capital	13,640	—	13,640	13,650	—	13,650
Accumulated deficit	(11,314)	(954)	(12,268)	(11,072)	(1,198)	(12,270)
Total stockholders’ equity	2,380	(954)	1,426	2,632	(1,198)	1,434
	$3,631	$134	$3,765	$5,393	$(412)	$4,981

(1)          As previously reported in the Company’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

(2)          See paragraph following restatement tables for a description of the restatement adjustments.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

17.   Supplementary Financial Information (Continued)

BALANCE SHEETS

(in thousands)

	September 30, 2003 (Unaudited)			December 31, 2003 (Audited)
	Previously	Restatement	Restated	Previously	Restatement	Restated
	Reported(1)	Adjustment(2)	Total	Reported(1)	Adjustment(2)	Total
ASSETS
Current assets
Cash and cash equivalents	$988	$—	$988	$2,524	$—	$2,524
Accounts receivable, net	4,008	(2,060)	1,948	3,523	(1,704)	1,819
Inventories, net	974	1,633	2,607	724	2,145	2,869
Prepaid expenses and other current assets	197	—	197	180	—	180
Deferred tax asset	—	—	—	195	(195)	—
Total current assets	6,167	(427)	5,740	7,146	246	7,392
Property and equipment, net	126	—	126	129	—	129
Other assets
Patents, net	88	—	88	87	—	87
Other intangible assets	—	—	—	37	(37)	—
	$6,381	$(427)	$5,954	$7,399	$209	$7,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,622	$—	$1,622	$1,532	$34	$1,566
Bank line of credit	400	—	400	—	—	—
Deposit for common stock to be issued	—	—	—	—	—	—
Deferred distributor revenue	—	818	818	—	1,958	1,958
Deferred contract revenue	—	—	—	—	50	50
Total current liabilities	2,022	818	2,840	1,532	2,042	3,574
Stockholders’ equity
Common stock	56	—	56	113	—	113
Additional paid-in capital	15,050	—	15,050	16,172	—	16,172
Accumulated deficit	(10,747)	(1,245)	(11,992)	(10,418)	(1,833)	(12,251)
Total stockholders’ equity	4,359	(1,245)	3,114	5,867	(1,833)	4,034
	$6,381	$(427)	$5,954	$7,399	$209	$7,608

(1)          As previously reported in the Company’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

(2)          See paragraph following restatement tables for a description of the restatement adjustments.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

17.   Supplementary Financial Information (unaudited) (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31, 2004 (Unaudited)			Three Months Ended June 30, 2004 (Unaudited)
	Previously	Restatement	Restated	Previously	Restatement	Restated
	Reported(1)	Adjustment(2)	Total	Reported(1)	Adjustment(2)	Total
Revenues
Product sales	$1,697	$(57)	$1,640	$1,036	$(137)	$899
Royalties	375	(169)	206	436	(198)	238
Consulting	254	50	304	200	—	200
	2,326	(176)	2,150	1,672	(335)	1,337
Costs and expenses
Product sales	1,114	(103)	1,011	626	451	1,077
Research and development	711	—	711	606	—	606
Selling, general and administrative	819	(169)	650	821	(198)	623
	2,644	(272)	2,372	2,053	253	2,306
Operating loss	(318)	96	(222)	(381)	(588)	(969)
Other (expense) income
Interest expense	—	—	—	—	—	—
Interest income	5	—	5	6	—	6
	5	—	5	6	—	6
Net Income (Loss) before Taxes	(313)	96	(217)	(375)	(588)	(963)
Income Tax Benefit	—	—	—	—	—	—
Net (Loss) Income	(313)	96	(217)	(375)	(588)	(963)
Accumulated deficit—beginning	(10,418)	(1,833)	(12,251)	(10,731)	(1,737)	(12,468)
Accumulated deficit—ending	$(10,731)	$(1,737)	$(12,468)	$(11,107)	$(2,325)	$(13,431)
Basic and diluted loss per common share	$(0.03)	$0.01	$(0.02)	$(0.03)	$(0.05)	$(0.08)
Weighted average common shares outstanding—basic and diluted	11,338			11,381

(1)          As previously reported in the Company’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

(2)          See paragraph following restatement tables for a description of the restatement adjustments.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

17.   Supplementary Financial Information (unaudited) (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30, 2004 (Unaudited)			Three Months Ended
	Previously	Restatement	Restated	December 31, 2004
	Reported(1)	Adjustment(2)	Total	Audited
Revenues
Product sales	$1,133	$257	$1,390	$458
Royalties	790	(344)	446	167
Consulting	161	—	161	50
	2,084	(87)	1,997	675
Costs and expenses
Product sales	760	394	1,154	651
Research and development	664	—	664	847
Selling, general and administrative	988	(355)	633	940
	2,412	39	2,451	2,438
Operating loss	(328)	(126)	(454)	(1,763)
Other (expense) income
Interest expense	—	—	—	—
Interest income	5	—	5	7
	5	—	5	7
Net Income (Loss) before Taxes	(323)	(126)	(449)	(1,756)
Income Tax Benefit	—	—	—	—
Net (Loss) Income	(323)	(126)	(449)	(1,756)
Accumulated deficit—beginning	(11,107)	(2,324)	(13,431)	(13,880)
Accumulated deficit—ending	$(11,429)	$(2,450)	$(13,880)	$(15,636)
Basic and diluted loss per common share	$(0.03)	$(0.03)	$(0.06)	$(0.15)
Weighted average common shares outstanding—basic and diluted	11,566			11,524

(1)   As previously reported in the Company’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

(2)   See paragraph following restatement tables for a description of the restatement adjustments.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

17.   Supplementary Financial Information (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31, 2003 (Unaudited)			Three Months Ended June 30, 2003 (Unaudited)
	Previously	Restatement	Restated	Previously	Restatement	Restated
	Reported(1)	Adjustment(2)	Total	Reported(1)	Adjustment(2)	Total
Revenues
Product sales	$1,520	$52	$1,572	$2,685	$(740)	$1,945
Royalties	320	—	320	347	—	347
Consulting	—	—	—	—	—	—
	1,840	52	1,892	3,032	(740)	2,292
Costs and expenses
Product sales	1,068	200	1,268	1,865	(496)	1,369
Research and development	357	—	357	379	—	379
Selling, general and administrative	557	—	557	547	—	547
	1,982	200	2,182	2,791	(496)	2,295
Operating loss	(142)	(148)	(290)	241	(244)	(3)
Other (expense) income
Interest expense	—	—	—	—	—	—
Interest income	3	—	3	1	—	1
	3	—	3	1	—	1
Net Income (Loss) before Taxes	(139)	(148)	(287)	242	(244)	(2)
Income Tax Benefit	—	—	—	—	—	—
Net (Loss) Income	(139)	(148)	(287)	242	(244)	(2)
Accumulated deficit—beginning	(11,175)	(806)	(11,981)	(11,314)	(954)	(12,268)
Accumulated deficit—ending	$(11,314)	$(954)	$(12,268)	$(11,072)	$(1,198)	$(12,270)
Income (loss) per common share
Basic	$(0.01)	$(0.02)	$(0.03)	$0.02	$(0.02)	$(0.00)
Diluted	$(0.01)	$(0.02)	$(0.03)	$0.02	$(0.02)	$(0.00)
Weighted average common shares outstanding
Basic	10,750			10,752
Diluted	10,750			10,752

(1)          As previously reported in the Company’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

(2)          See paragraph following restatement tables for a description of the restatement adjustments.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

17.   Supplementary Financial Information (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30, 2003 (Unaudited)			Three Months Ended December 31, 2003 (Audited)
	Previously	Restatement	Restated	Previously	Restatement	Restated
	Reported(1)	Adjustment(2)	Total	Reported(1)	Adjustment(2)	Total
Revenues
Product sales	$2,626	$(113)	$2,513	$2,491	$(764)	$1,727
Royalties	489	—	489	606	—	606
Consulting	—	—	—	50	(50)	—
	3,115	(113)	3,002	3,147	(814)	2,333
Costs and expenses
Product sales	1,858	(66)	1,792	1,802	(520)	1,282
Research and development	434	—	434	512	—	512
Selling, general and administrative	494	—	494	702	99	801
	2,786	(66)	2,720	3,016	(421)	2,595
Operating loss	329	(47)	282	131	(393)	(262)
Other (expense) income
Interest expense	(7)	—	(7)	(2)	—	(2)
Interest income	3	—	3	5	—	5
	(4)	—	(4)	3	—	3
Net Income (Loss) before Taxes	325	(47)	278	134	(393)	(259)
Income Tax Benefit	—	—	—	195	(195)	—
Net (Loss) Income	325	(47)	278	329	(588)	(259)
Accumulated deficit—beginning	(11,072)	(1,198)	(12,270)	(10,747)	(1,245)	(11,992)
Accumulated deficit—ending	$(10,747)	$(1,245)	$(11,992)	$(10,418)	$(1,833)	$(12,251)
Income (loss) per common share
Basic	$0.03	$(0.00)	$0.03	$0.07	$(0.09)	$ (0.02)
Diluted	$0.03	$(0.00)	$0.03	$0.06	$(0.08)	$ (0.02)
Weighted average common shares outstanding
Basic	10,828			10,926		10,926
Diluted	10,828			11,944		10,926

(1)          As previously reported in the Company’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2003, June 30, 2003, September 30, 2003, December 31, 2003, March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

17.   Supplementary Financial Information (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Twelve Months Ended December 31, 2003 (Audited)
	Previously	Restatement	Restated
	Reported(1)	Adjustment(2)	Total
Revenues
Product sales	$9,322	$(1,565)	$7,757
Royalties	1,763	—	1,763
Consulting	50	(50)	—
	11,135	(1,615)	9,520
Costs and expenses
Product sales	6,593	(883)	5,710
Research and development	1,676	—	1,676
Selling, general and administrative	2,307	98	2,405
	10,576	(785)	9,791
Operating loss	559	(830)	(271)
Other (expense) income
Interest expense	(10)	—	(10)
Interest income	13	—	13
	3	—	3
Net Income (Loss) before Taxes	562	(830)	(268)
Income Tax Benefit	195	(195)	—
Net (Loss) Income	757	(1,025)	(268)
Accumulated deficit—beginning	(11,175)	(806)	(11,981)
Accumulated deficit—ending	$(10,418)	$(1,831)	$(12,249)
Income (loss) per common share
Basic	$0.07	$(0.09)	$(0.02)
Diluted	$0.06	$(0.08)	$(0.02)
Weighted average common shares outstanding
Basic	10,926		10,926
Diluted	11,944		10,926

(1)          As previously reported in the Company’s Quarterly Reports on Form 10-KSB for the period ended December 31, 2003.

(2)          See paragraph following restatement tables for a description of the restatement adjustments.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

17.                               Supplementary Financial Information (Continued)

The restated numbers reflect the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting. Based on reports from the Company’s distributors, the restated balance sheet reflects the inventory held at distributors and related shipments are now reported as deferred distributor revenue. The related trade receivable was also adjusted to reflect this change. Since it was determined that the restated fiscal year ended December 31, 2004 was not profitable the deferred tax asset was no longer applicable. The restated balance sheet reflects this change.  As part of the overall review by management, it was determined that the original AMEX listing fee should be expensed and not carried on the book as an “Other Intangible Asset”. This adjustment is reflected in the restated balance sheets for FY 2004. Royalties received from STMicroelectronics have been adjusted to reflect the net effect of the various discounts given to ST for specific customers originally reported under SG&A. Consulting revenue has been adjusted to reflect completion of actual work as opposed to when funds were received. Lastly Apogee determined that inventory reserves should be maintained and as such the restated income statement reflects reserves for both Apogee held inventory and inventory held at the distributors.

18.                               Litigation

In November 2004, Apogee commenced an action against National Hybrid, Inc. (Hybrid) in the United States District Court for the Eastern District of New York, claiming that as part of Hybrid’s procurement of the tangible assets from the secured lien holder of the bankrupt Standard MEMS, Inc. (SMI), Hybrid had inadvertently obtained copies of files, containing in part, the intangible assets purchased by Apogee in May of 2004 as part of its MEMS acquisition. In November 2004, the court directed Hybrid not to sell, destroy or otherwise dispose of these files. In response, Hybrid filed a counterclaim in February 2005, stating that they were the owner of the files. The court has delayed any further actions on this matter until January 2006 since the parties are now working to resolve the issue. The Company believes Hybrid’s claims are without merit. The Company expects to resolve this issue with Hybrid, now held in estate due to the death of the prior owner, in 2005, and further does not believe the resolution will be material to its business.

19.                               Changes in Independent Registered Public Accounting Firm

As previously reported on Form 8-K dated April 19, 2005, the Company received a letter on April 12, 2005 from its former independent registered public accountants, Anchin, Block & Anchin LLP (“Anchin”), notifying the Company that Anchin would not be able to complete its audit of the Company’s financial statements for the fiscal year ended December 31, 2004 and was resigning from its audit engagement, effective immediately. In addition, the letter notified the Company that a disclosure should be made to prevent reliance on the auditor’s previously issued audit report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2003 and the interim reviews of the Company’s financial statements for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.  In its letter, the auditors advised the Company that, based on information provided by the Company, the auditors had concluded that revenue had been improperly recognized by the Company at December 31, 2003 and at each quarterly period thereafter with respect to sales to one ofthe Company’s customers, and that the accounts receivable from that customer had been overvalued. In addition, on April 18, 2005, the former auditors notified the Company’s audit committee that

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

19.                               Changes in Independent Registered Public Accounting Firm (Continued)

there are additional transactions in 2003 and 2004 that should be more closely reviewed by the Company and its new auditors to ensure that revenue was appropriately recognized.

In connection with its resignation, Anchin advised the Company that information had come to its attention that made it unwilling to rely on the Company’s management representations or to be associated with the financial statements prepared by management, and that the issues it had brought to the attention of the Company’s audit committee raised concerns as to whether the Company has adequate internal controls necessary to develop reliable financial statements. In addition, Anchin advised the Company that it had not concluded whether, and could not advise the Company as to the degree to which the scope of its audit would have had to be expanded to determine, whether, if further investigated, other sales by the Company and possibly the valuation of the chips that may have been returned to inventory, would have had issues that could have materially impacted the fairness or reliability of previously issued audited financial statements or the 2004 quarterly financial statements or that might have precluded Anchin from issuing an unqualified audit report even if fiscal 2003 financial statements were restated.

Except as described above, there have been no disagreements with Anchin on any other matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anchin, would have caused Anchin to make reference to the subject matter of the disagreement(s) in connection with its report on the Company’s financial statements for the Company’s two most recent fiscal years or any later interim period. The auditor’s reports on the Company’s audited financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Anchin had been the Company’s auditors since January 1, 2005, when it acquired the firm of Yohalem Gillman & Co. LLP, which had been the Company’s auditors since 1981.

20.                               Subsequent Events

In May of 2005, the Company received unsecured interest bearing loans in the amounts of $250,000 from David Spiegel and $250,000 from Herbert Stein. These loans are payable upon demand and are not subject to any premium or penalty for prepayment. The loan interest rate is 6% per annum, payable monthly in arrears on the outstanding balance.

On July 22, 2005, the Company signed a consulting agreement with a semiconductor company to perform audio product development and related marketing and sales activities.  Under the agreement, the Company will receive payments of $205,000 per month for specific deliverables. The consulting fees paid to the Company under the agreement are subject to reimbursement and thus will be recorded as a cash advance until such reimbursement conditions become definitive. The initial term of the consulting agreement is one month and can be extended by mutual consent.

On August 11, 2005, the Company entered into agreements with Laurus Master Fund, Ltd. (“Laurus”), whereby the Company received $2.0 million in gross proceeds (with net proceeds of approximately $1.8 million) through the sale of a 120 day secured term note. In accordance with the terms of the note, the note is payable by the Company in cash during the first 120 days following the issuance of the note, and after the 120 day period it is payable in the amount of $62,500 per month in cash or convertible into the common stock, $0.01 par value per share, of the Company at a fixed conversion

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

20.          Subsequent Events (Continued)

price of $1.05 per share. In connection with the financing, the Company is paying certain costs and expenses of Laurus and has issued an immediately exercisable warrant with terms restricting exercise. The Laurus warrant provides for the purchase of 85,000 shares of common stock at a price of $1.22 per share. The warrant expires seven years after issuance. A finder for the transaction, will receive a fee of 5% of the gross proceeds of the offering, together with a seven year warrant to purchase an aggregate of 8,500 shares of common stock immediately exercisable at a price of $1.22 per share. This offering was conducted as a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. With respect to the transaction with Laurus, the Company has entered into an agreement to register the common stock underlying the warrants and the common stock that may be received upon any conversion of the secured term note.