Form 10QSB
period 2005-03-31
APOGEE TECHNOLOGY INC
filed 2005-08-19
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

State the number of shares of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of August 1, 2005, there were 11,838,332 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE

QUARTER ENDED MARCH 31, 2005 and RESTATED MARCH 31, 2004

PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004 (audited)
Condensed Consolidated Statements of Operations and Accumulated Deficit for the Three Months Ended March 31, 2005 and Restated March 31, 2004 (all unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and Restated March 31, 2004 (all unaudited)
Notes to Condensed Consolidated Financial Statements (all unaudited)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

Signatures

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2005	DECEMBER 31, 2004
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$748,800	$1,886,883
Accounts receivable, net of allowance for doubtful accounts of $120,000 and $105,000, respectively	345,539	533,113
Inventories, net	2,381,977	2,725,308
Prepaid expenses and other current assets	196,200	252,728

Total current assets	3,672,516	5,398,032

Property and equipment, net of accumulated depreciation of $391,314 and $376,951, respectively	93,719	103,189

Other assets
Patents, net of accumulated amortization of $133,970 and $127,442, respectively	223,799	211,901

	$3,990,034	$5,713,122

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,059,646	$1,107,111
Deferred distributor revenue	1,741,326	1,955,563
Deferred contract revenue	72,686	95,788

Total current liabilities	2,873,658	3,158,462

Commitments and Contingencies	—	—

Stockholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized, 11,838,332 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	118,383	118,383
Additional paid-in capital	18,073,223	18,073,223
Accumulated deficit	(17,075,230)	(15,636,946)

Total stockholders’ equity	1,116,376	2,554,660
	$3,990,034	$5,713,122

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
		(Restated)
Revenues
Product sales	$1,013,787	$1,639,463
Royalties	100,953	205,577
Consulting	—	304,484

	1,114,740	2,149,524
Costs and expenses
Product sales	967,342	1,009,864
Research and development	790,140	712,366
Selling, general and administrative	799,939	649,336

	2,557,421	2,371,566

Operating loss	(1,442,681)	(222,042)

Other income (expense)
Interest/other income	4,397	5,315
Interest expense	—	—
	4,397	5,315

Net Loss	$(1,438,284)	$(216,727)

Basic and diluted loss per common share	$(0.12)	$(0.02)

Weighted average common shares outstanding - basic and diluted	11,838,332	11,337,781

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
		(Restated)
Cash flows from operations
Net loss	$(1,438,284)	$(216,727)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts	15,000	5,000
Provision for slow moving, excess and obsolete inventory	243,229	(21,107)
Depreciation and amortization	20,891	23,121
Changes in operating assets and liabilities:
Accounts receivable	172,574	296,543
Inventories	100,103	40,012
Prepaid expenses and other current assets	56,529	(26,746)
Accounts payable and accrued expenses	(47,465)	(541,328)
Deferred product revenue	(214,237)	(403,544)
Deferred contract revenue	(23,103)	(50,000)

Net cash used in operating activities	(1,114,763)	(894,776)

Cash flows from investing activities
Purchases of property and equipment	(4,894)	(7,647)
Patent costs	(18,426)	(15,483)

Net cash used in investing activities	(23,320)	(23,130)

Cash flows from financing activities
Proceeds from issuances of common stock, net of issuance expenses	—	80,703

Net cash provided by financing activities	—	80,703

Decrease in cash and cash equivalents	(1,138,083)	(837,203)

Cash and cash equivalents - beginning	1,886,883	2,524,209

Cash and cash equivalents - ending	$748,800	1,687,006

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 AND RESTATED MARCH 31, 2004

1.                          The Company and Basis of Presentation

The Company

Apogee Technology, Inc. and Subsidiary (the “Company” or “Apogee”) designs, develops and markets silicon based products incorporating proprietary technologies.  The Company’s patented all-digital, high efficiency Direct Digital Amplification (DDX®) technology Integrated Circuits (“ICs”) are used in a range of audio applications, including:  home theater systems, powered speakers, car audio, commercial audio, and PC multi-media.  The Company is developing new System-on-Chip (“SOC”) products using its analog and digital circuit designs and Micro-Electromechanical Systems (“MEMS”) technology for the consumer, automotive, communications and medical markets.

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

Liquidity

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern.  Because the Company has had recurring losses, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company believes that its current working capital will be sufficient to fund its capital and operational requirements at least through June 30, 2006.  See Note 13 – Subsequent Events - $2 million financing.

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

In May 2005, the Company received proceeds from unsecured interest-bearing loans in the amounts of $250,000 from David Spiegel, a shareholder and $25,000 from Herbert Stein, Chief Executive Officer, President and Chairman of the Board. These loans are payable upon demand and are not subject to any premium or penalty for prepayment. The loan interest rate is 6% per annum, payable monthly in arrears on the outstanding balance.

See Note 13 - Subsequent Events - for information on the $2 million financing completed on August 11, 2005.

2.                          Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements: Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  The following policies apply to the Company’s two major product sales categories for revenue recognition.  Sales to end users:  Revenue is recognized under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped either directly to the customer or the customer’s representative/freight forwarder.  Sales to Distributors:  From time to time the Company provides certain incentives such as stock rotation, price protection and other incentives to its Distributors.  As a result of these incentives, the Company has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. See Note 12 - Restatement.  The Company accrues the estimated cost of post-sale obligations including product warranty returns, based on historical experience.  To date the Company has experienced minimal warranty returns and has recorded a warranty provision of $10,000.

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

Inventories

Inventories are stated at the lower of cost on a first-in, first-out basis or market.  This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory.  The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 to 24 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts.  Actual demand and market conditions may differ from those projected by the Company’s management.  If the Company’s unit demand forecast is less that the Company’s current inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future.  During the three months ended March 31, 2005, the Company recorded a provision for excess inventory of approximately $243,000 to account for slow moving, excess and obsolete inventory both at Apogee’s warehouse and inventory at the distributors, as well as inventories to be delivered on non-cancelable purchase commitments.

Purchase commitment losses

The Company accrues for estimated losses on non-cancelable purchase orders.  The estimated losses result from anticipated future sale of products for sales prices less than the estimated cost to manufacture.  For the three months ended March 31, 2005, the Company recorded an additional $150,000 (as part of the total provision of $243,000) excess and obsolescence provision against non-cancelable purchase commitments of approximately $934,000.

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

Accounts Receivable

The Company carries its accounts receivable from direct customers at cost less an allowance for doubtful accounts to ensure that trade receivables are carried at net realizable value.  On a periodic basis, the Company evaluates the collectibility of its accounts receivable on a variety of factors, including length of time receivables are past due, indication of customer willingness to pay, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer’s operating results or financial position. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Accounts receivable are generally considered past due if any portion of the receivable balance is outstanding for more than 90 days.   If circumstances related to the Company’s customers change, estimates of the recoverability of receivables would be further adjusted.

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

3.                          Pro-forma Information - Stock Options

The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, “Accounting For Stock-Based Compensation” (FAS 123).  It applies APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and related interpretations in accounting for its stock-based compensation plan and does not recognize compensation expense for this plan other than for certain options granted in 2001.

The following tables illustrate the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

		Three Months Ended March 31,
		2005	2004
			(Restated)

Net loss, as reported		$(1,438,284)	$(216,727)

Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards *	(531,775)	(689,532)

Pro-forma net loss **		$(1,970,059)	$(906,259)

Loss per share:

As reported, basic and diluted		$(0.12)	$(0.02)

Pro-forma, basic and diluted		$(0.17)	$(0.08)

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

4.                          Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  The major classifications of inventories are as follows at period end:

	March 31, 2005	December 31, 2004
	(Unaudited)

Raw materials	$23,624	$24,539
Finished goods	2,223,303	2,143,530
Finished goods held at distributors	1,555,995	1,734,955

	$3,802,922	$3,903,024
Less reserve for slow moving, excess and obsolete inventory	(1,420,945)	(1,177,716)

Net Inventory	$2.381,977	$2,725,308

5.                          Property and Equipment

Property and equipment at March 31, 2005 and December 31, 2004 are comprised of the following:

	March 31, 2005	December 31, 2004
	(Unaudited)

Equipment	$391,764	$390,342
Software	35,634	35,634
Furniture and fixtures	34,681	31,210
Leasehold improvements	22,954	22,954

	$485,033	$480,140
Less accumulated depreciation	(391,314)	(376,951)

	$93,719	$103,189

Depreciation expense was $14,363 for the three months ended March 31, 2005.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

6.                          Accrued Expenses

	March 31, 2005	December 31, 2004
	(Unaudited)

Accrued audit and accounting expenses	$153,800	$165,000
Accrued legal expenses	11,463	37,000
Other accrued expenses	42,600	10,000

	$207,863	$212,000

7.                          Deferred Contract Revenue

During September 2004, the Company entered into a funding agreement with United Binational Industrial Research and Development (“BIRD”) Foundation of Israel.  This agreement will provide funds to the Company for industrial research and development activities.  The agreement will provide up to a maximum of $560,000 of which the Company will receive $280,000, and another partner in the agreement will receive the remainder.  The Company has received $101,379 in deferred contract revenue and recorded in the three month period ended March 31, 2005, $23,101 as an offset to research and development expenses.

8.                          Stockholders’ Equity

Stock Options

During the three months ended March 31, 2005, the Board of Directors awarded to certain employees options to purchase 30,000 shares at exercise prices ranging from $2.90 to $4.46 per share.  These options were granted under the 1997 Employee, Director and Consultant Stock Option Plan.  The options vest over five years beginning at the first anniversary of the date of grant.

9.                          Related Party Transactions

The Company rents its facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expires December 31, 2005. See Note 13 – Subsequent Event – related party.

10.                   License Agreement

On February 13, 2001, the Company signed an exclusive license agreement with ST Microelectronics NV (“ST”) of the Netherlands.  The agreement calls for ST to use certain intellectual property rights owned or controlled by the Company to commercialize and sell related products utilizing such technology.  In consideration for this license, ST paid to the Company a one-time license fee of $1.6 million in cash and a $400,000 credit for future design services completed in 2004.

The Company will also receive royalties based on certain formulas, as defined in the agreement.  This agreement has no expiration date; however, either party may cancel the agreement upon advance notice in certain circumstances as defined in the agreement.  Total royalties received under this Agreement were approximately $101,000 and $206,000 for the three months ended March 31, 2005 and restated March 31, 2004, respectively.

On May 3, 2005, the Company signed an amendment to the license agreement with STMicroelectronics, whereby; 1) the DDX technology license rights were changed from an exclusive license to a non-exclusive license, 2) the license royalty terms were modified and 3) terms related to Apogee interest transfers were modified. The effective date for terms 1 and 3 above was January 1, 2005 and for item 2 was January 1, 2004.

11.                   Concentrations

During the three months ended March 31, 2005, the Company derived approximately 72% of its total revenue from three distributors.

During the three months ended March 31, 2005, the Company derived approximately 79% of product revenue from three distributors.

During the restated three months ended March 31, 2004, the Company derived approximately 71% (20% from one distributor and 51% from two end users) of its total revenue from three customers.

During the restated three months ended March 31 2004, the Company derived approximately 80% of its product revenue from three distributors.

Four of the Company’s customers accounted for approximately 87% of the total accounts receivable balance at March 31, 2005.

Three of the Company’s customers accounted for approximately 81% of the total accounts receivable balance at March 31, 2004.

Substantially all of the Customer sales were to end users or distributors located in Asia and Europe for both the 3-month periods ended March 31, 2005 and restated March 31, 2004.

Two of the Company’s major vendors accounted for approximately 98% of total purchases for the three months ended March 31, 2005.

Two of the Company’s major vendors accounted for approximately 98% of total purchases for the three months ended March 31, 2004.

The Company maintains accounts with financial institutions.  Balances usually exceed the maximum coverage ($100,000) provided by the Federal Deposit Insurance Corporation on insured depositor accounts.

12.                   Supplementary Financial Information (unaudited)

Restatement of Previously Reported Quarterly Financial Information

As a result of management’s decision to change the accounting method for recognizing product revenue to distributors to a sell through or point of sale method and the internal investigation concerning the circumstances surrounding the appropriate accounting for product revenue, the Audit Committee of the Board of Directors has determined that the Company restate certain financial information previously reported in the Company’s Form 10-QSB for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

The following table provides a reconciliation of amounts previously reported in the Company’s Form 10-QSB for the quarter ended March 31, 2004 with amounts previously adjusted for the restatement as a result of the change in accounting policy and as a result of the Audit Committee’s investigation.  In reviewing the restated Consolidated Statement of Operations, it should be taken into consideration that the restated financial information reflects unaudited adjustments.

BALANCE SHEET
(in thousands)

	March 31, 2004 (Unaudited)
	Previously Reported (1)	Restatement Adjustment (2)	Restated Total
ASSETS

Current assets
Cash and cash equivalents	$1,685	$—	$1,685
Accounts receivable, net	3,682	(2,163)	1,519
Inventories, net	602	2,248	2,850
Prepaid expenses and other current assets	204	—	204
Deferred tax asset	195	(195)	—

Total current assets	6,368	(110)	6,258

Property and equipment, net	118	0	118

Other assets
Patent, net	98	—	98
Other intangible assets	62	(59)	3

	$6,646	$(169)	$6,477

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,012	$12	$1,024
Deferred distributor revenue	—	1,556	1,556
Deferred contract revenue	—	—	—

Total current liabilities	1,012	1,568	2,580

Stockholders’ equity
Common stock	113	—	113
Additional paid-in capital	16,252	—	16,252
Accumulated deficit	(10,731)	(1,737)	(12,468)

Total stockholders’ equity	5,634	(1,737)	3,897

	$6,646	$(169)	$6,477

(1) As previously reported in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

(2) See paragraph following restatement tables for a description of the restatement adjustments.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended March 31, 2004 (Unaudited)
	Previously Reported (1)	Restatement Adjustment (2)	Restated Total
Revenues
Product sales	$1,697	$(57)	$1,640
Royalties	375	(169)	206
Consulting	254	50	304

	2,326	(176)	2,150

Costs and expenses
Product sales	1,114	(103)	1,011
Research and development	711	—	711
Selling, general and administrative	819	(169)	650

	2,644	(272)	2,372

Operating loss	(318)	96	(222)

Other (expense) income
Interest expense	—	—	—
Interest income	5	—	5

	5	—	5

Net Income (Loss) before Taxes	(313)	96	(217)

Income Tax Benefit	—	—	—

Net (Loss) Income	(313)	96	(217)

Accumulated deficit - beginning	(10,418)	(1,833)	(12,251)

Accumulated deficit - ending	$(10,731)	$(1,737)	$(12,468)

Basic and diluted loss per common share	$(0.03)	$0.01	$(0.02)

Weighted average common shares outstanding - basic and diluted	11,338		11,338

(1) As previously reported in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

(2) See paragraph following restatement tables for a description of the restatement adjustments.

Restatement of Previously Reported Quarterly Financial Information

The restated numbers reflect the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting.  Based on reports from the Company’s distributors, the restated balance sheet reflects the inventory held at distributors and related shipments are now reported as deferred distributor revenue.  The related trade receivable was also adjusted to reflect this change.  In addition, it was determined that since the restated fiscal year ended December 31, 2003 was not profitable the deferred tax asset was no longer applicable. The restated balance sheet reflects this change.   As part of the overall review by management, it was determined that the original AMEX listing fee should be expensed and not carried on the book as an “Other Intangible Asset”.  This reclassification is reflected in the reclassed balance sheets for FY 2004.  Royalties received from STMicroelectronics have been adjusted to reflect the net effect of the various discounts given to ST for specific customers originally reported under SG & A.  Consulting revenue has been adjusted to reflect completion of actual work as opposed to when funds were received.  Lastly, Apogee determined that inventory reserves should be maintained and as such the restated income statement reflects reserves for both Apogee held inventory and inventory held at the distributors.

13.                   Subsequent Events

In May 2005, the Company received the proceeds from unsecured interest bearing loans in the amounts of $250,000 from David Spiegel, a shareholder and $250,000 from Herbert Stein, Chief Executive Officer, President and Chairman of the Board. These loans are payable upon demand and are not subject to any premium or penalty for prepayment. The loan interest rate is 6% per annum, payable monthly in arrears on the outstanding balance.

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

On August 11, 2005, the Company entered into agreements with Laurus Master Fund, Ltd. (“Laurus”), whereby the Company received $2.0 million in gross proceeds (with net proceeds of approximately $1.8 million) through the sale of a 120 day secured term note. In accordance with the terms of the note, the note is payable by the Company in cash during the first 120 days following the issuance of the note, and after the 120 day period it is payable in the amount of $62,500 per month in cash or convertible into the common stock, $0.01 par value per share, of the Company at a fixed conversion price of $1.05 per share. In connection with the financing, the Company is paying certain costs and expenses of Laurus and has issued an immediately exercisable warrant with terms restricting exercise. The Laurus warrant provides for the purchase of 85,000 shares of common stock at a price of $1.22 per share. The warrant expires seven years after issuance. A finder for the transaction will receive a fee of 5% of the gross proceeds of the offering, together with a seven year warrant to purchase an aggregate of 8,500 shares of common stock immediately exercisable at a price of $1.22 per share. This offering was conducted as a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. With respect to the transaction with Laurus, the Company has entered into an agreement to register the common stock underlying the warrants and the common stock that may be received upon any conversion of the secured term note.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three-month periods ended March 31, 2005 and restated March 31, 2004 should be read in conjunction with the Company’s Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled “Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price” as well as other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 including the restated year ended December 31, 2003. The Company does not intend to update any such forward-looking statements.

OVERVIEW

The Company designs, develops, and markets silicon based products incorporating proprietary technologies.  The Company’s patented all-digital, high efficiency Direct Digital Amplification (“DDX®”) technology Integrated Circuits (“ICs”) are used in a range of audio applications including:  home theater systems, powered speakers, car audio, commercial audio, and PC multi-media. The Company is developing new System-on-Chip (“SOC”) products using its analog and digital circuit designs and Micro-Electromechanical Systems (“MEMS”) technology for the consumer, automotive, communications and medical markets. At the appropriate time, the Company will segment the financial reporting of the MEMS division.  Under a licensing agreement with STMicroelectronics NV (“ST”), the Company is developing and providing intellectual property to be used in royalty bearing products produced by ST.  In addition, the Company is working under a development agreement with ST to develop and market new semiconductor products that leverage Apogee’s DDX technology and ST’s intellectual property and semiconductor design, development and manufacturing capability. The Company generates revenue from the sale of ICs, IC related products, consulting work for third parities as well as royalties and license fees earned under its agreement with ST and other third parties.  The Company markets its products using a worldwide network of direct sales staff, independent sales representatives and distributors.  The Company incurred a net loss of approximately $1.4 million or ($0.12) per share for the three months ended March 31, 2005, as compared to a restated net loss of approximately $217,000 of ($0.02) per share for the restated three months ended March 31, 2004.  As of March 31, 2005, the Company had an accumulated deficit of approximately $17 million, as compared to a deficit of approximately $15.6 million at December 31, 2004.  The Company’s net losses and accumulated deficit (since 1995) result primarily from research costs associated with the Company’s efforts to develop and market its DDX technology.  The Company employed 34 people as of March 31, 2005.

During the three-month period ended March 31, 2005, the Company derived approximately 72% of its total revenue and approximately 79% of product revenue from three distributors, respectively.   The Company utilizes a network of sales representatives and distributors, as well as sales offices in Hong Kong, Taiwan, China and Japan to support the Company’s worldwide sales and marketing activities.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three-month period ended March 31, 2005 and restated March 31, 2004 have been derived from the Company’s unaudited financial statements.  Any trends reflected by the following table may not be indicative of future results.

	For the Three Months ended March 31,
	2005	2004
		(Restated)
Statement of Operations Data:
Revenue	$1,114,740	$2,149,524
Costs and expenses	2,557,421	2,371,566
Other income (expense)	4,397	5,315
Net Loss	$(1,438,284)	$(216,727)

Shares Outstanding	11,838,332	11,337,781

Balance Sheet Data:
Total Assets	$3,990,034	$6,477,698
Stockholders’ equity	$1,116,376	$3,897,111
Loss per share (basic and fully diluted)	$(0.12)	$(0.02)

RESULTS OF OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain revenue and expense items.  The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

	For the Three Months Ended March 31,
	2005	2004
		(Restated)

Product Sales	90.94%	76.27%
Royalties	9.06	9.56
Consulting/Licensing	0.00	14.17

Cost of Sales	86.78	46.98
Research and Development	70.88	33.14
Sales, General and Administrative	71.76	30.21

Operating Loss	(129.42)%	(10.33)%
Other Income (Expense)	0.39	0.25

Net Loss	(129.03)%	(10.08)%

Three Months Ended March 31, 2005 compared with restated Three Months Ended March 31, 2004.

Revenue

The Company derives its revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to original equipment manufacturers or through Point of Sale (POS) by distributors.  All shipments are fulfilled from the Company’s warehouses in Hong Kong and/or Norwood, Massachusetts and revenue is reported net of returns; (2) royalty revenue, which consists of royalties paid by STMicroelectronics under the terms of the licensing agreement signed in February 2001 and (3) consulting income related to the development of custom ICs for STMicroelectronics and other third parties who are developing DDX and non-DDX based solutions.  Should it be determined that segment reporting is required, both revenue recognized and expenses incurred by the MEMS division will be segmented at the appropriate time.   See Note 2 of the financial statements – Revenue Recognition.

Total revenue decreased by approximately 48% or $1.0 million to $1.1 million for the three months ended March 31, 2005 from approximately $2.1 million for the restated three months ended March 31, 2004.

Revenue from the sale of the Company’s products, consisting of semiconductors, as well as related evaluation and reference boards, decreased by approximately 38% or $600,000 to approximately $1.0 million for the three months ended March 31, 2005 from approximately $1.6 million for the restated three months ended March 31, 2004. This decrease in product revenue was primarily due to a reduction in sales of the Company’s semiconductor products.  Sell through by distributors in 2005 increased slightly over 2004. Most of the approximately $600,000 decrease in total product sales related to unexpected weakness in demand from its key customers.

Revenue from non-product related items accounted for approximately 9% of total revenue for the three months ended March 31, 2005, compared to revenue from non-product related items of approximately 24% for the restated three months ended March 31, 2004.  During the three months ended March 31, 2005, the Company recorded royalties under the ST agreement of approximately $101,000, compared to royalties of approximately $206,000 for the restated three months ended March 31, 2004.  This represents a year-to-year decrease of approximately $105,000 or 51%.   During the first quarter ended March 31, 2005, the Company did not record any consulting/licensing revenue.  For the restated three months ended March 31, 2004 the Company recorded approximately $304,000 of consulting/licensing revenue.

Total revenue for the three months ended March 31, 2005 and restated 2004 consisted of:

	2005	2004

Product Revenue	$1,013,787	$1,639,463
Royalties	100,953	205,577
Consulting	—	304,484

Total:	$1,114,740	$2,149,524

Cost of Revenue

Cost of revenue was approximately $967,000 or 87% of revenue for the three months ended March 31, 2005 compared to approximately $1 million or 47% of revenue for the restated three months ended March 31, 2004, a decrease of $33,000 or 3%.  Cost of revenue primarily consists of purchasing finished semiconductor chips and costs associated with assembly, testing and shipping of those products as well as customs and storage fees associated with warehousing a large portion of the Company’s semiconductor products in Asia.  In addition, the Company has established reserves for slow moving, excess and obsolete inventories held at Apogee and at its distributors.  These provisions are reported as part of the Cost of Revenue.  Provisions for the three months ended March 31, 2005 were approximately $243,000 compared to a reduction in the reserve of approximately $21,000 for the restated three months ended March 31, 2004.  This decrease in cost of revenue is primarily attributable to decreased sales of the Company’s semiconductor products as well as increased reserves for slow moving, excess and obsolete inventory.  For the three months ended March 31, 2005, the Company had gross margins before inventory reserve provisions of approximately 29% compared to 37% in the same period in 2004, as restated. This was due to price erosion on the sale of existing products, not offset by sales of higher margin newer products. Although the Company increased its reserve, no inventory write-off was recorded for either the three months ended March 31, 2005 or the restated three months ended March 31, 2004.  The Company is monitoring its inventory and as of March 31, 2005, the Company believes the reserves in place are adequate but will continue to re-evaluate on a quarterly basis or more frequently if market conditions warrant.

Research and Development (“R&D”) Expenses

Research and development expenses consist primarily of salaries and related expenses in the design, development and technical support of the Company’s products in addition to support of current and potential customers in the development of consumer products utilizing DDX semiconductor products as well as the development of MEMS technology.  Research and development expenses for the three months ended March 31, 2005 were approximately $790,000, an increase of approximately $78,000 or 11% from approximately $712,000 for the restated three months ended March 31, 2004.  The increase in the R & D expense was primarily due to the acquisition of the MEMS Division and increased human resource costs partially offset by a reduction in the use of vendors.  Costs related to human resources for Research and Development increased to approximately $558,000, an increase of approximately $91,000 or 20% from approximately $467,000 for the restated three months ended March 31, 2004.  In May of 2004 the Company acquired the intellectual property and other intangibles from Standard MEMS, Inc.  In addition, the Company hired several former key employees of Standard MEMS, Inc.  This new division accounted for approximately $138,000 in human resource expenditure for the three months ended March 31, 2005.  During the three months ended March 31, 2005 fees paid to vendors were approximately $89,000, a decrease of approximately $104,000 or 54% from the restated three months ended March 31, 2004 of $193,000.  At March 31, 2005, the Company’s research and development team consisted of 22 engineers and technical support staff compared to 20 for the same period in 2004.  During the three months ended March 31, 2005 the Company introduced two new semiconductor products, the DDXi-2051 and the DDXi-2161 all-in-one, digital and power amplifier products. The Company continues to invest in the development of its next generation IC’s and MEMS devices, as well as, the continuation of support to both existing and potential customers.  Due to the technical nature of the Company’s products, engineering and design support are critical parts of the Company’s strategy during both the development of its products and the support to its customers from product design to final production.  Management anticipates that it will continue to commit resources to research, development and design activities.  It expects these expenses to increase.

Selling, General and Administrative (“SG&A”) Expenses

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and selling of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses include costs related to the Company’s Hong Kong and Taiwan sales offices as well as support of a new sales organization in Japan.  General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General & Administrative (“SG&A”) expenses were approximately $800,000 for the three months ended March 31, 2005, compared to approximately $649,000 for the restated three months ended March 31, 2004.  This represents an increase of approximately $151,000 or 23%.  The increase in SG&A was attributable principally to support for the Company’s Hong Kong office, increased human resource costs including the Japan Country Manager and increased professional fees.  Human resource costs increased approximately $18,000 or 6% to approximately $343,000 for the three months ended March 31, 2005, compared to $325,000 for the restated three months ended March 31, 2004.  This increase was primarily due to higher compensation, as well as, an increase in staffing in the Asian sales offices.  At March 31, 2005 the Company’s foreign sales offices employed seven people up from six employees at March 31, 2004.  In October 2004, the Company hired a Vice President of Marketing and Sales; increasing the SG&A staff domestically to seven employees for the three months ended March 31, 2005, the same number as of March 31, 2004.  The Company plans to adjust its sales presence consistent with its sales forecasts and goals.  Professional expenses increased approximately $69,000 or 77% to approximately $158,000 for the three months ended March 31, 2005 compared to approximately $89,000 for the restated three months ended March 31, 2005, primarily due to the addition of a sales consultant in Japan, increased costs for the sales associate in Taiwan, the retaining of an investor relations firm in December 2004, as well as, increased legal and accounting expenses.  In addition, travel expenses for the three months ended March 31, 2005 increased by approximately $36,000 or 57% to approximately $100,000 from approximately $64,000 for the restated three months ended March 31, 2004.  The increase in travel was primarily due to the Company’s support of both current and potential customers with new designs as well as continued support of existing designs. The Company expects that selling, general and administrative expenses will increase in absolute dollars in future periods as the Company expands its sales channels, marketing efforts and administrative infrastructure.

Interest Income (Expense)

Interest income, net of expense, includes income from the Company’s cash and cash equivalents and from investments and expenses related to its financing activities.  During the three months ended March 31, 2005, the Company generated net interest income of approximately $4,000 compared to net interest income of approximately $5,000 for the restated three months ended March 31, 2004.  This decrease in net interest income for the three months ended March 31, 2005 was primarily due to reduced interest on reduced cash as of March 31, 2005.

Net Loss

The Company’s net loss for the three months ended March 31, 2005 was approximately $1.4 million or $0.12 per basic and diluted common share, compared to a loss of approximately $217,000 or $0.02 per basic and diluted common share for the restated three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal source of liquidity at March 31, 2005 consisted of approximately $749,000 in cash and short-term investments and no debt.  This compares to approximately $1.9 million in cash and cash equivalents at December 31, 2004.  This decrease in cash was due to increased working capital requirements.

Net cash used in operating activities increased to approximately $1.1 million for the three months ended March 31, 2005 from approximately $895,000 for the restated three months ended March 31, 2004. The increase was mainly due to an increase in net loss and increases in allowances for doubtful account, slow moving, excess and obsolete inventory and accounts receivable reserves.  As of March 31, 2005, inventory was approximately $2.4 million, net of reserves, compared to inventory of approximately $2.7 million, net of reserves, as of March 31, 2004, restated.  Net accounts receivable was approximately $346,000 at March 31, 2005, down from approximately $533,000 at March 31, 2004, restated.  This decrease in accounts receivable was due to decreased shipments of the Company’s semiconductor products and decreased royalties due under the STMicroelectronics License Agreement.  As of March 31, 2005, two major customers accounted for approximately 69% of the total accounts receivable balance. The Company increased its reserve against bad debts to $120,000 as of March 31, 2005 from $105,000 as of December 31, 2004.  The Company believes this reserve is sufficient at this time.

Net cash used in investing activities for the three months ended March 31, 2005 was approximately the same for both the three months ended March 31, 2005 and the restated three months ended March 31, 2004 at $23,000.

There was no cash provided by financing activities for the three months ended March 31, 2005, compared to approximately $81,000 provided by financing activities for the restated three months ended March 31, 2004.  During the restated three-month period ended March 31, 2004, the Company received approximately $81,000 net in cash from the exercise of options by eight employees.  The Company believes that cash flow from operations and amounts that may be raised from time to time in private offerings of its common stock as well as the amounts received in debt financings (See Note 13) will be sufficient to support operations and fund capital equipment requirements at least through June 30, 2006.

The Company believes that its current working capital will be sufficient to fund its capital and operational requirements at least through June 30, 2006.  See Note 13 – Subsequent Events- $2 million financing. The continuance of the Company is highly dependent upon its ability to successfully develop and market both its DDX digital amplifier and MEMS technologies and raise additional funds for such purposes. The Company may also consider the sale of assets to raise additional funds.  There can be no assurance, however, that the Company will be able to raise the funds that it needs to continue its operations or that additional funds will be available to the Company on acceptable terms, if at all. Except as otherwise disclosed therein, the accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects of recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

In May 2005, the Company received proceeds from unsecured interest-bearing loans in the amounts of $250,000 from David Spiegel, a shareholder and $250,000 from Herbert Stein, Chief Executive Officer, President and Chairman of the Board. These loans are payable upon demand and are not subject to any premium or penalty for prepayment. The loan interest rate is 6% per annum, payable monthly in arrears on the outstanding balance.

On August 11, 2005, the Company completed a financing in which it raised net proceeds of $1.8 million through a secured note. See Note 13 – Subsequent Events.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company maintains allowances for uncollectible accounts receivable for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company maintains allowances for estimated slow moving, excess or obsolete inventories including future non-cancelable purchase commitments based on the Company’s review of inventory levels, projected future sales and comparison of actual manufacturing costs to standard costs.  If actual market conditions are less favorable than those projected by management, additional allowances may be required. Property, plant and equipment, patents, trademarks and other intangible assets are amortized over their estimated useful lives.  Useful lives are based on management’s estimates over the period that such assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Future adverse changes in market conditions or poor operating results of underlying capital investments or intangible assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

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

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements: Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  The following policies apply to the Company’s two major product sales categories for revenue recognition.  Sales to end users:  Revenue is recognized under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from the company’s warehouse or delivered to the customer’s representative/freight forwarder.  Sales to Distributors:  From time to time the Company provides stock rotation rights, price protection and other incentives to its Distributors.  As a result of these incentives, the Company has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors.  See Footnote 12 Restatement. The Company accrues the estimated cost of post-sale obligations including product warranty returns, based on historical experience.  To date the Company has experienced minimal warranty returns.

In addition, the Company records royalty revenue when earned in accordance with the underlying agreements.  Consulting and licensing revenue is recognized as services are performed.

Accounts Receivable

The Company performs credit evaluations of customers and determines credit limits based upon payment history, customers’ creditworthiness and other factors, as determined by our review of their current credit information.  For a majority of our larger sales, we can require the issuance of a Letter of Credit.  Smaller accounts must either pay via credit card or in advance of shipment.  We continuously monitor collections and payments from our customers, and we maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified.  While we have not had any significant credit losses to date, we cannot guarantee that we will continue to avoid credit losses in the future.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Since our accounts receivable are highly concentrated in a small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, our liquidity or our future results of operations.  Receivables associated with deferred distributor revenue has been reclassed and an allowance for doubtful accounts is maintained to ensure trade receivables are recorded at net realizable value.

Inventory

Apogee states its inventory at the lower of cost (first-in, first-out) or market.  This policy requires that the Company make certain estimates regarding the market value of the inventory, including an assessment of excess or obsolete inventory.  The Company determines excess and obsolete inventory based on an estimated future demand and estimated selling prices for the Company’s products within a specified time frame which is generally 12 months.  The estimates used for expected demand are also used for short-term capacity planning and inventory purchasing and are consistent with revenue forecasts. In addition to current inventory of approximately $2.4 million, net of reserves, consisting of $1 million held at Apogee and $1.4 million held at distributors, the Company has inventory purchase commitments of approximately $934,000 at March 31, 2005.  This compares to inventory, net of reserves, of approximately $2.7 million consisting of approximately $1.5 million held at distributors with the remaining $1.2 million at Apogee at December 31, 2004.  The current inventory level and purchase commitments are maintained due to expected demand and not necessarily built for firm purchase commitments for the current customers.  Due to the 13 week delivery lead time, it is necessary to carry a high level of inventory in comparison to past sales.  Actual demand and market conditions may be different from those projected by management.  If the unit demand forecast is less than current inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the gross margin as well as the net operating results in the future.  During the three months ended March 31, 2005, the Company recorded a provision for excess or obsolete inventory of approximately $243,000. If actual market conditions are less than favorable than those projected by management, additional allowances may be required.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE HAD A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

As of March 31, 2005, the Company had a net worth of approximately $1 million and an accumulated deficit of approximately $17 million.  The Company recorded a loss of approximately $1.4 for the three-month period ended March 31, 2005.  The Company recorded a net loss of approximately $3.4 million for the year ended December 31, 2004, and a restated net loss of approximately $270,000 in 2003.  The Company will need to generate revenue to achieve and sustain profitability and positive cash flow.  The Company’s ability to generate future revenue and achieve and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section.  If we are unable to achieve and sustain profitability, the Company’s share price would likely decline.

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

During the three months ended March 31, 2005, the Company derived approximately 72% of its total revenue and 79% of product revenue were from three customers, respectively.  The loss of any of the Company’s customers would have a material adverse effect on its business, financial condition and results of operations.  The Company intends to diversify its customer base in the coming months in order to reduce its dependence on a small number of customers.  The Company may not be able to succeed in these efforts.

OUR BUSINESS IS CONCENTRATED IN A LIMITED NUMBER OF MARKETS AND ANY SIGNIFICANT CHANGE IN THESE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

Substantially all of the Company’s total and product revenue for the three months ended March 31, 2005 were to customers in Asia and Europe.  The Company is working to develop new customers and markets in order to diversify the market applications of its products.

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

WE MAY REQUIRE ADDITIONAL CAPITAL TO FUND OUR OPERATIONS AND RESEARCH AND DEVELOPMENT.

We have historically incurred net losses from operations and may continue to do so in the future.  We have funded our operating activities to date primarily from the sale of securities and debt financing.  We will likely require additional capital in the future, which may be in the form of additional sales of securities or additional debt financings.  The additional capital may not be readily available on favorable terms, if at all.  Any sale of securities would result in dilution to our current stockholders’ ownership in the Company.

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

•                  changes in general economic conditions; and

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

The IC industry is responding to the European directive of Restriction of Hazardous Substances (RoHS) that will become effective in July  2006.  As a result of this directive, semiconductor companies are working to remove lead and other hazardous materials used in their IC products. The Company expects to transition all of its IC products to conform to the RoHS standard during the first half of 2005. However, the Company may not be able to meet customer delivery requirements to support the 2005 consumer electronic design cycle. In addition, the Company currently has inventory to support European customers that may have to be sold in other markets.  Any excess inventory may not be able to be sold timely or at all.

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

OUR ABILITY TO ACHIEVE REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO PERSUADE THE MARKET TO ADOPT OUR AMPLIFIER AND MEMS TECHNOLOGIES.

We face challenges in persuading manufacturers to adopt our products using our DDX amplifier and MEMS technology.  Traditional amplifiers use design approaches developed in the 1930s.  These approaches are still used in most amplifiers and engineers are familiar with these design approaches.  In order to adopt our products, manufacturers and engineers must understand and accept our new technology.  In addition, our amplifier and MEMS technologies may be more expensive for some applications than traditional amplifier and power supply technologies.  For these reasons, prospective customers may be reluctant to adopt our technology.

INTENSE COMPETITION IN THE SEMICONDUCTOR AND MEMS INDUSTRY COULD PREVENT US FROM ACHIEVING PROFITABILITY.

The semiconductor and MEMS industry is highly competitive, and we expect the intensity of the competition to increase. Many of our competitors have greater financial, technical, research, marketing, sales, distribution, service and other resources than we do.  Moreover, our competitors may offer broader product lines and have greater name recognition than we do, and may offer discounts as a competitive tactic.  In addition, several development stage companies are currently creating or developing technologies and products that compete with or are being designed to compete with our technologies and products.  Our competitors may develop or market technologies or products that are more effective or more commercially attractive than our current or future products, or that may render our technologies or products less competitive or obsolete.  Accordingly, if competitors introduce superior technologies or products and we cannot make enhancements to our technologies and products necessary for them to remain competitive, our competitive position, and in turn, our business, revenues and financial condition, will be seriously harmed.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include: cash, cash equivalents, accounts receivable and accounts payable.  At March 31, 2005, the carrying value of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter ended March 31, 2005 there were no shares of the Company’s Common Stock issued.

During the first quarter ended March 31, 2005, the Company granted options to two employees to purchase up to 30,000 shares of the Company’s Common Stock at exercise prices ranging from $2.90 per share to $4.46 per share under the Plan.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

(a)   Exhibits:

See Exhibit Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

Date: August 19, 2005	By: /s/	Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer

APOGEE TECHNOLOGY, INC.

Date: August 19, 2005	By: /s/	Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial Officer and
Vice President of Finance

FORM-10-QSB

MARCH 31, 2005

EXHIBIT INDEX

Exhibit Number	Description

31.1	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

31.2	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

32.1	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial
Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.