Form 10QSB
period 2005-06-30
APOGEE TECHNOLOGY INC
filed 2005-08-22
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

State the number of shares of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of August 5, 2005, there were 11,838,332 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE

QUARTER ENDED JUNE 30, 2005 AND RESTATED JUNE 30, 2004

PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004 (audited)
Condensed Consolidated Statements of Operations and Accumulated Deficit for the Three and Six Months Ended June 30, 2005 and restated June 30, 2004 (all unaudited)
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and restated June 30, 2004 (all unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Item 1 - Legal Proceedings

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

Signatures

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2005	DECEMBER 31, 2004
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$363,944	$1,886,883
Accounts receivable, net of allowance for doubtful accounts of $130,000 and $105,000, respectively	581,953	533,113
Inventories, net	2,620,487	2,725,308
Prepaid expenses and other current assets	149,971	252,728

Total current assets	3,716,355	5,398,032

Property and equipment, net of accumulated depreciation of $408,193 and $376,951, respectively	134,133	103,189

Other assets
Patent, net of accumulated amortization of $140,675 and $127,442, respectively	246,615	211,901

	$4,097,103	$5,713,122

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,906,544	$1,107,111
Deferred distributor revenue	2,100,479	1,955,563
Officer and shareholder loans	500,000	—
Deferred contract revenue	72,686	95,788

Total current liabilities	4,579,709	3,158,462

Commitments and Contingencies	—	—

Stockholders’ equity (deficiency)
Common stock, $.01 par value; 20,000,000 shares authorized, 11,838,332 issued and outstanding	118,383	118,383
Additional paid-in capital at June 30, 2005 and December 31, 2004	18,073,223	18,073,223
Accumulated deficit	(18,674,212)	(15,636,946)

Total stockholders’ equity (deficiency)	(482,606)	2,554,660

	$4,097,103	$5,713,122

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues
Product sales	$1,154,661	$899,247	$2,168,449	$2,538,710
Royalties	159,978	238,396	260,931	443,973
Consulting	—	200,000	—	504,484

	1,314,639	1,337,643	2,429,380	3,487,167

Costs and expenses
Product sales	885,885	1,076,876	1,853,228	2,086,740
Research and development	732,868	606,227	1,523,007	1,318,593
Selling, general and administrative	1,293,144	623,523	2,093,084	1,272,860

	2,911,897	2,306,626	5,469,319	4,678,193

Operating (loss) income	(1,597,258)	(968,983)	(3,039,939)	(1,191,026)

Other (expense) income
Interest expense	(3,452)	—	(3,452)	—
Interest income	1,728	5,662	6,125	10,977

	(1,724)	5,662	2,673	10,977

Net (loss) income	(1,598,982)	(963,321)	(3,037,266)	(1,180,049)

Accumulated deficit - beginning	(17,075,230)	(12,468,475)	$(15,636,946)	$(12,251,748)

Accumulated deficit - ending	$(18,674,212)	$(13,431,796)	$(18,674,212)	$(13,431,797)

Basic and diluted (loss) income per common share	$(0.14)	$(0.08)	$(0.26)	$(0.10)

Weighted average common shares outstanding - basic and diluted	11,838,332	11,380,790	11,838,332	11,359,469

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED June 30,
	2005	2004
		(Restated)
Cash flows from operations
Net loss	$(3,037,266)	$(1,180,049)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts	25,000	10,000
Provision for slow moving, excess and obsolete inventory	320,867	142,514
Depreciation and amortization	44,475	48,808
Changes in operating assets and liabilities:
Accounts receivable	(73,841)	1,017,042
Inventories	(216,045)	(8,942)
Prepaid expenses and other current assets	102,757	(77,126)
Accounts payable and accrued expenses	799,433	(844,408)
Deferred product revenue	144,916	53,137
Deferred contract revenue	(23,102)	(50,000)

Net cash used in operating activities	(1,912,806)	(889,024)

Cash flows from investing activities
Purchases of property and equipment	(62,186)	(30,615)
Patent costs	(47,947)	(29,729)
Other intangible assets	—	(114,056)

Net cash used in investing activities	(110,133)	(174,400)

Cash flows from financing activities
Proceeds from issuances of common stock	—	231,859
Proceeds from officer loan	250,000	—
Proceeds from shareholder loan	250,000	—

Net cash provided by financing activities	500,000	231,859

Decrease in and cash equivalents	(1,522,939)	(831,565)

Cash and cash equivalents - beginning	1,886,883	2,524,209

Cash and cash equivalents - ending	$363,944	1,692,644

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 AND RESTATED JUNE 30, 2004

1.                          The Company and Basis of Presentation

The Company

Apogee Technology, Inc. and Subsidiary (the “Company” or “Apogee”) designs, develops and markets silicon based products incorporating proprietary technologies.  The Company’s patented all-digital, high efficiency Direct Digital Amplification (DDX®) technology Integrated Circuits (“ICs”) are used in a range of audio applications, including:  home theater systems, powered speakers, car audio, commercial audio, and PC multi-media.  The Company is developing new system-on-chip products using its analog and digital circuit designs and Micro-Electromechanical Systems (“MEMS”) technology for the consumer, automotive, communications and medical markets.

Basis of Presentation

The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. All significant intercompany transactions and accounts have been eliminated.

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

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

Liquidity

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern.  Because the Company has had recurring losses and at June 30, 2005 has deficiencies of working capital and stock holders equity of approximately $865,000 and $485,000 respectively, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company believes that its current working capital will be sufficient to fund its capital and operational requirements at least through June 30, 2006.  See Note 13 – Subsequent Events- $2 million financing.  The financial statements do not include any adjustments to reflect the possible future effects of recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

See Note 13 - Subsequent Events - for information on the $2 million financing completed on August 11, 2005.

2.                          Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements: Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  The following policies apply to the Company’s two major product sales categories for revenue recognition.  Sales to end users:  Revenue is recognized under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped either directly to the customer or the customer’s representative/freight forwarder.  Sales to Distributors:  From time to time, the Company provides certain incentives such as stock rotation, price protection and other incentives to its Distributors. See Note 12 - Restatement.  The Company accrues the estimated cost of post-sale obligations including product warranty returns, based on historical experience.  To date the Company has experienced minimal warranty returns.

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

Inventories

Inventories are stated at the lower of cost on a first-in, first-out basis or market.  This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory.  The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 to 24 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts.  Actual demand and market conditions may differ from those projected by the Company’s management.  If the Company’s unit demand forecast is less that the Company’s current inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future.  During the three and six months ended June 30, 2005, the Company recorded a provision for inventory losses of approximately $243,000 and $321,000, respectively, to account for slow moving, excess and obsolete inventory, as well as inventories to be delivered on non-cancelable purchase commitments.

Purchase commitment losses

The Company accrues for estimated losses on non-cancelable purchase orders.  The estimated losses result from anticipated future sale of products for sales prices less than the estimated cost to manufacture.  For the six months ended June 30, 2005, the Company recorded an additional $150,000 excess and obsolescence provision against non-cancelable purchase commitments of approximately $1.7 million at June 30, 2005.

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

	Six Months Ended June 30, (unaudited)
	2005	2004
		(Restated)

Net loss, as reported	$(3,037,266)	$(1,180,049)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards *	(1,064,268)	(3,030,701)

Pro-forma net loss **	$(4,101,534)	$(4,210,750)

Loss per share:

As reported, basic and diluted	$(0.26)	$(0.10)

Pro-forma, basic and diluted	$(0.35)	$(0.37)

	Three Months Ended June 30,
	2005	2004
		(Restated)
Net (loss) income, as reported	$(1,598,982)	$(963,321)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards *	(532,493)	(2,502,120)

Pro-forma net loss **	$(2,131,475)	$(3,465,441)

(Loss) income per share:

As reported, basic and diluted	$(0.14)	$(0.08)

Pro-forma, basic and diluted	$(0.18)	$(0.30)

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

4.                          Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  The major classifications of inventories are as follows at period end:

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)

Raw materials	$22,830	$24,539
Finished goods	2,491,770	2,143,530
Finished goods held at distributors	1,604,470	1,734,955

	$4,119,070	$3,903,024
Less reserve for slow moving, excess and obsolete inventory	(1,498,583)	(1,177,716)

Net Inventory	$2.620,487	$2,725,308

5.                          Property and Equipment

Property and equipment at June 30, 2005 and December 31, 2004 are comprised of the following:

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)

Equipment	$447,266	$390,342
Software	35,634	35,634
Furniture and fixtures	36,472	31,210
Leasehold improvements	22,954	22,954

	$542,326	$480,140

Less accumulated depreciation	(408,193)	(376,951)

	$134,133	$103,189

Depreciation expense was $16,880 and $31,242 for the three and six months ended June 30, 2005, respectively.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

6.                          Accrued Expenses

	June 30, 2005	December 31, 2004
	(Unaudited)	(Audited)

Accrued audit and accounting expenses	$121,329	$165,000
Accrued legal expenses	91,186	37,000
Other accrued expenses	65,782	10,000

	$278,297	$212,000

7.                          Deferred Contract Revenue

During September 2004, the Company entered into a funding agreement with United Binational Industrial Research and Development (“BIRD”) Foundation of Israel.  This agreement will provide funds to the Company for industrial research and development activities.  The agreement will provide up to a maximum of $560,000 of which the Company will receive $280,000, and another partner in the agreement will receive the remainder.  The Company has recorded $101,379 in deferred contract revenue and for the six months ended June 30, 2005 recorded $23,101 as an offset to research and development expenses.

8.                          Stockholders’ Equity

Stock Options

During the three months ended June 30, 2005, the Board of Directors awarded to certain employees options to purchase 316,000 shares at exercise prices ranging from $1.08 to $1.27 per share.  These options were granted under the 1997 Employee, Director and Consultant Stock Option Plan.  The options vest over five years beginning at the first anniversary of the date of grant.

9.                          Related Party Transactions

The Company rents its facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expires on December 31, 2005.  See Note – 1 – Liquidity - for additional related party transactions.

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

The Company will also receive royalties based on certain formulas, as defined in the agreement.  This agreement has no expiration date; however, either party may cancel the agreement upon advance notice in certain circumstances as defined in the agreement.  Total royalties received under this Agreement were approximately $150,000 and $251,000 for the three and six months ended June 30, 2005.   For the restated three and six months ended June 30, 2004 total royalties received were approximately $238,000 and $444,000, respectively.

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

11.                   Concentrations

During the three months ended June 30, 2005, the Company derived approximately 28% of its total revenue from two end users and 31% of total revenue as a result of sell through by two distributors.

During the three months ended June 30, 2005, the Company derived approximately 29% of its product revenue from two end users and 35% of product revenue as a result of sell through by two distributors.

During the six months ended June 30, 2005, the Company derived approximately 23% of its total revenue from two end users and 44% of total revenue as a result of sell through by two distributors.

During the six months ended June 30, 2005, the Company derived approximately 15% of its product revenue from one end user and 50% of product revenue as a result of sell through by two distributors.

During the restated three months ended June 30, 2004, the Company derived approximately 18% of its total revenue from one end user and 36% of total revenue as a result of sell through by two distributors.

During the restated three months ended June 30, 2004, the Company derived approximately 13% of its product revenue from one end user and 65% of product revenue as a result of sell through by two distributors.

During the restated six months ended June 30, 2004, the Company derived approximately 38% of its total revenue from two end users and 19% of total revenue as a result of sell through by one distributor.

During the restated six months ended June 30, 2004, the Company derived approximately 28% of its product revenue from one end user and 39% of product revenue as a result of sell through by two distributors.

Four of the Company’s customers accounted for approximately 77% of the total accounts receivable balance at June 30, 2005.

Four of the Company’s customers accounted for approximately 83% of the total accounts receivable balance at restated June 30, 2004.

Substantially all of the Customer sales were to end users or distributors located in Asia and Europe for both the three- and six-month periods ended June 30, 2005 and restated June 30, 2004.

Two of the Company’s major vendors accounted for approximately 96% of total purchases for the six months ended June 30, 2005.

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

12.                   Supplementary Financial Information (unaudited)

Restatement of Previously Reported Quarterly Financial Information

As a result of management’s decision to change the accounting method for recognizing product revenue from distributors to a sell through or point of sale (POS) method and the internal investigation concerning the circumstances surrounding the appropriate accounting for product revenue, the Audit Committee of the Board of Directors has determined that the Company restate certain financial information previously reported in the Company’s Form 10-QSB for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

The following table provides a reconciliation of amounts previously reported in the Company’s Form 10-QSB for the quarter ended June 30, 2004 with amounts previously adjusted for the restatement as a result of the change in accounting policy and as a result of the Audit Committee’s investigation.  In reviewing the restated Consolidated Statement of Operations, it should be taken into consideration that the restated financial information reflects unaudited adjustments.

CONDENSED BALANCE SHEETS

(in thousands)

	June 30, 2004 (Unaudited)
	Previously Reported (1)	Restatement Adjustment (2)	Restated Total
ASSETS

Current assets
Cash and cash equivalents	$1,693	$—	$1,693
Accounts receivable, net	2,637	(1,845)	792
Inventories, net	937	1,798	2,735
Prepaid expenses and other current assets	257	—	257
Deferred tax asset	195	(195)	—

Total current assets	5,719	(242)	5,477

Property and equipment, net	121	0	121

Other assets
Patents, net	107	—	107
Other intangible assets	173	(59)	114

	$6,120	$(301)	$5,819

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$710	$11	$721
Current maturities of capital lease obligations	—	—	—
Deferred distributor revenue	—	2,012	2,012
Deferred contract Revenue	—	—	—
Deferred warranty	—	—	—

Total current liabilities	710	2,023	2,733

Stockholders’ equity
Common stock	114	—	114
Additional paid-in capital	16,403	—	16,403
Accumulated deficit	(11,107)	(2,324)	(13,431)

Total stockholders’ equity	5,410	(2,324)	3,086

	$6,120	$(301)	$5,819

(1) As previously reported in the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(2) See paragraph following restatement tables for a description of the restatement adjustments.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30, 2004 (Uaudited)			Six Months Ended June 30, 2004 (Unaudited)
	Previously Reported (1)	Restatement Adjustment (2)	Restated Total	Previously Reported (1)	Restatement Adjustment (2)	Restated Total
Revenues
Product sales	$1,036	$(137)	$899	$2,733	$(194)	$2,539
Royalties	436	(198)	238	811	(367)	444
Consulting	200	—	200	454	50	504

	1,672	(335)	1,337	3,998	(511)	3,487

Costs and expenses
Product sales	626	451	1,077	1,740	348	2,088
Research and development	606	—	606	1,317	—	1,317
Selling, general and administrative	821	(198)	623	1,640	(367)	1,273

	2,053	253	2,306	4,697	(19)	4,678

Operating loss	(381)	(588)	(969)	(699)	(492)	(1,191)

Other (expense) income
Interest expense	—	—	—	—	—	—
Interest income	6	—	6	11	—	11

	6	—	6	11	—	11

Net Income (Loss) before Taxes	(375)	(588)	(963)	(688)	(492)	(1,180)

Accumulated deficit - beginning	(10,731)	(1,737)	(12,468)	(10,418)	(1,070)	(11,488)

Accumulated deficit - ending	$(11,106)	$(2,325)	$(13,431)	$(11,106)	$(1,562)	$(12,668)

Basic and diluted loss per common share	$(0.03)	$(0.05)	$(0.08)	$(0.06)	$(0.04)	$(0.10)

Weighted average common shares outstanding - basic and diluted	11,381		11,381	11,359		11,359

(1) As previously reported in the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004.

(2) See paragraph following restatement tables for a description of the restatement adjustments.

The restated numbers reflect the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting.  Based on reports from the Company’s distributors, the restated balance sheet reflects the inventory held at distributors and related shipments are now reported as deferred distributor revenue.  The related trade receivable was also adjusted to reflect this change.  In addition, it was determined that since the restated fiscal year ended December 31, 2004 was not profitable the deferred tax asset was no longer applicable.  Therefore the restated balance sheet reflects this change.   As part of the overall review by management, it was determined that the original AMEX listing fee should be expensed and not carried on the book as an “Other Intangible Asset”.  This reclassification is reflected in the reclassed balance sheets for FY 2004.  Royalties received from STMicroelectronics have been adjusted to reflect the net effect of the various discounts given to ST for specific customers originally reported under SG&A.  Consulting revenue has been adjusted to reflect completion of actual work as opposed to when funds were received.  Lastly, Apogee determined that inventory reserves should be maintained and as such the restated income statement reflects reserves for both Apogee held inventory and inventory held at the distributors.

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

On August 11, 2005, the Company entered into agreements with Laurus Master Fund, Ltd. (“Laurus”), whereby the Company received $2.0 million in gross proceeds (with net proceeds of approximately $1.8 million) through the sale of a 120 day secured term note. In accordance with the terms of the note, the note is payable by the Company in cash during the first 120 days following the issuance of the note, and after the 120 day period it is payable in the amount of $62,500 per month in cash or convertible into the common stock, $0.01 par value per share, of the Company at a fixed conversion price of $1.05 per share. In connection with the financing, the Company is paying certain costs and expenses of Laurus and has issued an immediately exercisable warrant with terms restricting exercise. The Laurus warrant provides for the purchase of 85,000 shares of common stock at a price of $1.22 per share. The warrant expires seven years after issuance. A finder for the transaction, and will receive a fee of 5% of the gross proceeds of the offering, together with a seven year warrant to purchase an aggregate of 8,500 shares of common stock immediately exercisable at a price of $1.22 per share. This offering was conducted as a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. With respect to the transaction with Laurus, the Company has entered into an agreement to register the common stock underlying the warrants and the common stock that may be received upon any conversion of the secured term note.  This note is senior to the $500,000 unsecured notes described in Note 1 - Liquidity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three-and six-month periods ended June 30, 2005 and restated June 30, 2004 should be read in conjunction with the Company’s Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled “Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price” as well as other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company does not intend to update any such forward-looking statements.

OVERVIEW

The Company designs, develops, and markets silicon based products incorporating proprietary technologies.  The Company’s patented all-digital, high efficiency Direct Digital Amplification (DDX®) technology Integrated Circuits (“ICs”) are used in a range of audio applications including:  home theater systems, powered speakers, car audio, commercial audio, and PC multi-media. The Company is developing new System-on-Chip (“SOC”) products using its analog and digital circuit designs and Micro-Electromechanical Systems (“MEMS”) technology for the consumer, automotive, communications and medical markets. At the appropriate time, the Company will segment the financial reporting of the MEMS division.  Under a licensing agreement with STMicroelectronics NV (“ST”), the Company is developing and providing intellectual property to be used in royalty bearing products produced by ST.  In addition, the Company is working under a development agreement with ST to develop and market new semiconductor products that leverage Apogee’s DDX technology and ST’s intellectual property and semiconductor design, development and manufacturing capability. The Company generates revenue from the sale of ICs, IC related products, consulting work for third parities as well as royalties and license fees earned under its agreement with ST and other third parties.  The Company markets its products using a worldwide network of direct sales staff, independent sales representatives and distributors.   The Company incurred a net loss of approximately $1.6 million and $3.0 million for the three and six months ended June 30, 2005, as compared to a loss of approximately $963,000 and $1.2 million for the restated three and six months ended June 30, 2004.  As of June 30, 2005, the Company had an accumulated deficit of approximately $18.7 million, as compared to a deficit of approximately $15.6 million at December 31, 2004.  The Company’s net losses and accumulated deficit (since 1995) result primarily from research costs associated with the Company’s efforts to develop and market its DDX technology.

As of June 30, 2005, the Company had 37 employees.

During the three-month period ended June 30, 2005, the Company derived approximately 59% of its total revenue and 64% of its product revenue from four customers.   The Company utilizes a network of sales representatives and distributors, as well as sales offices in China, Hong Kong, Japan and Taiwan, to support the Company’s worldwide sales and marketing activities

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three- and six-month periods ended June 30, 2005 and restated June 30, 2004 have been derived from the Company’s unaudited financial statements.  Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Statement of Operations Data:
Revenue	$1,314,639	$1,337,643	$2,429,380	$3,487,167
Costs and expenses	(2,911,897)	(2,306,626)	(5,469,319)	(4,678,193)
Other Income (expenses)	(1,724)	5,662	2,673	10,977
Net Loss	$(1,598,982)	$(963,321)	$(3,037,266)	$(1,180,049)

Shares Outstanding	11,838,332	11,380,790	11,838,332	11,359,469

Balance Sheet Data:
Total Assets	$4,097,103	$5,819,133	$4,097,103	$5,819,133
Stockholders’ equity (deficiency)	$(482,605)	$3,084,945	$(482,605)	$3,084,945
Loss per share (basic and diluted)	$(0.14)	$(0.08)	$(0.26)	$(0.10)

RESULTS OF OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain revenue and expense items.  The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Product Sales	87.83%	67.23%	89.26%	72.80%
Royalties	12.17	17.82	10.74	12.73
Consulting/Licensing	0.00	14.95	0.00	14.47

Cost of Sales	(67.39)	(80.51)	(76.28)	(59.84)
Research and Development	(55.75)	(45.32)	(62.69)	(37.81)
Sales, General and Administrative	(98.36)	(46.61)	(86.16)	(36.50)

Operating Loss	(121.50)%	(72.44)%	(125.13)%	(34.15)%

Other Income (Expense)	(0.13)	0.42	(0.11)	0.31
Net Loss	(121.63)%	(72.02)%	(125.24)%	(33.84)%

Revenue

The Company derives its revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to end customers or sell through (point of sale) by distributors.  All shipments are fulfilled from the Company’s warehouses in Hong Kong and/or Norwood, Massachusetts and revenue is reported net of returns; (2) royalty revenue, which consists of royalties paid by STMicroelectronics under the terms of the licensing agreement signed in February 2001 and (3) consulting income related to the development of custom ICs for STMicroelectronics and other third parties who are developing DDX and non-DDX based solutions.  Should it be determined that segment reporting is required, both revenue recognized and expenses incurred by the MEMS division will be segmented at the appropriate time.   See Note 2 of the financial statements – Revenue Recognition.

Total revenue was substantially unchanged at approximately $1.3 million for both the three months ended June 30, 2005 and the restated three months ended June 30, 2004.  Total revenue decreased by approximately 30% or $1.1 million to approximately $2.4 million for the six months ended June 30, 2005 from approximately $3.5 million for the restated six months ended June 30, 2004.  This decrease in revenue was due to reduced sales to the Company’s largest customers and at this time the Company is unable to anticipate when there will be a turnaround in this trend.

Revenue from the sale of the Company’s products, consisting of IC’s, as well as, IC evaluation and reference boards, increased by approximately 28% or $300,000 to approximately $1.2 million for the three months ended June 30, 2005 from approximately $900,000 for the restated three months ended June 30, 2004 but decreased by approximately 14% or $300,000 to $2.2 million for the six months ended June 30, 2005 as compared to $2.5 million for the restated six months ended June 30, 2004. This decrease in product sales was related to an unexpected weakness in demand from its key customers.

Revenue from non-product related items accounted for approximately 12% and 11% of total revenue for the three and six months ended June 30, 2005, respectively, compared to revenue from non-product related items of approximately 33% and 27% of total revenue for the restated six months ended June 30, 2004.  During the three and six months ended June 30, 2005, the Company recorded royalties of approximately $160,000 and $261,000, compared to royalties of approximately $238,000 and $444,000 for the restated three and six months ended June 30, 2004, representing a decrease of approximately 33% and 41% for the respective periods. The decrease in royalties is primarily due to the reduction in average selling prices of the products sold by STMicroelectronics and reduced royalty rates on certain products.  During the three- and six-month periods ended June 30, 2005, the Company did not record any consulting or licensing revenue. During the restated three- and six-month periods ended June 30, 2004, the Company recorded $200,000 and $504,500, respectively, in consulting revenue.

Total revenue for the three and six months ended June 30, 2005 and restated 2004 consisted of:

	For the Three-Month Period Ended June 30, (unaudited)		For the Six-Month Period Ended June 30, (unaudited)
	2005	2004	2005	2004
		(Restated)		(Restated)
Product Revenue	$1,154,661	$899,247	$2,168,449	$2,538,710
Royalties	159,978	238,396	260,931	443,973
Consulting	—	200,000	—	504,484

Total:	$1,314,639	$1,337,643	$2,429,380	$3,487,167

Cost of Revenue

Cost of revenue decreased as a result of reduced product revenue to approximately $886,000 and $1.9 million for the three and six months ended June 30, 2005, respectively, compared to approximately $1.1 million and $2.1 million for the restated three and six months ended June 30, 2004.  Cost of revenue primarily consists of purchasing finished semiconductor chips and costs associated with assembly, testing and shipping of those products as well as customs and storage fees associated with warehousing a large portion of the Company’s semiconductor products in Asia.  In addition, the Company has established reserves for slow moving, excess and obsolete inventories held at Apogee and at its distributors.  These provisions are reported as part of the Cost of Revenue.  Provisions for the three and six months ended June 30, 2005 were approximately $78,000 and $321,000 compared to approximately $164,000 and $143,000 for the restated three and six months ended June 30, 2004.  For the three and six months ended June 30, 2005, the Company had gross margins before inventory reserve provisions of approximately 30% and 29%, respectively, compared to (1%) and 23% in the same periods in 2004, as restated. This was due to price erosion on the sale of existing products, not offset by sales of higher margin newer products. Although the Company increased its reserve, no inventory write-off was recorded for either the three or six months ended June 30, 2005 or the restated three and six months ended June 30, 2004.  The Company is monitoring its inventory and as of June 30, 2005, the Company believes the reserves in place are adequate but will continue to re-evaluate on a quarterly basis or more frequently if market conditions warrant.

Research and Development (“R&D”) Expenses

Research and development expenses consist primarily of salaries and related expenses in the design, development and technical support of the Company’s products as well as direct support to current and potential customers.  Research and development expenses increased to approximately $733,000 and $1.5 million for the three months and six months ended June 30, 2005, compared to approximately $606,000 and $1.3 million for the restated three and six months ended June 30, 2004. This increase of approximately $127,000 or 21% and $204,000 or 16%, respectively, was primarily due to the acquisition of the MEMS Division and the related increased human resource costs of this new division partially offset by a reduction in vendor expenses..  For the three and six months ended June 30, 2005 vendor expenses accounted for approximately $32,000 and $121,000 of total research and development costs, down from $40,000 and $233,000, respectively, for the restated three and six month periods ended June 30, 2004.  Costs related to human resources for R&D were approximately $556,000 and $1.1 million for the three months and six months ended June 30, 2005, compared to approximately $501,000 and $968,000 for the restated three and six months ended June 30, 2005.  This increase of $55,000 or 11% and $146,000 or 15% for the respective periods was a result of additional staffing for the new MEMS Division.  During the six months ended June 30, 2005, the Company introduced two IC products and one MEMS product.  The Company continues to invest in the development of its next generation of ICs and MEMS products and the continuation of support to both existing and potential customers. Due to the technical nature of the Company’s products, engineering and design support are critical parts of the Company’s strategy during both the development of its products and the support to its customers from product design to final production.  Management anticipates that it will continue to commit resources to research, development and design activities.  It expects these expenses to increase.

Selling, General and Administrative (“SG&A”) Expenses

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and sales of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses include costs of its Asian sales offices and support staff.  General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. The increase in SG&A was attributable principally to professional fees as well as increased support for the Company’s Asian offices and increased human resource costs.  SG&A expenses were approximately $1.3 million and $2.1 million for the three and six months ended June 30, 2005, compared to approximately $623,000 and $1.3 million for the restated three and six months ended June 30, 2004, an increase of approximately $670,000 or 107% and $820,000 or 64%, respectively.  Professional expenses increased approximately $560,400 or 595% and $629,100 or 342% to approximately $655,000 and $813,000 for the three and six months ended June 30, 2005 compared to approximately $94,000 and $184,000 for the restated three and six months ended June 30, 2004.  Of this increase for the three months ended June 30, 2005, approximately $471,000 was due to the legal expense associated with the Audit Committee’s investigation and subsequent restatement of the Company’s financial statements and $55,000 was additional accounting expense related to the Company’s restatement of the Company’s financial statements. The Company expects that administrative expenses will decrease when it becomes current with its financial statements. Human resource costs increased approximately $26,000 and $45,000 to approximately $335,000 and $678,000 during the three months and six months ended June 30, 2005 compared to approximately $309,000 and $633,000 during the same periods in 2004, as restated, an increase of 8% and 7%, respectively.  This increase was primarily due to higher compensation, as well as, an increase in staffing both domestically and at the Asian sales offices.  Expenses from the Asian sales office in Hong Kong, including human resources, were approximately $128,000 and $252,000 for the three and six months ended June 30, 2005, compared to approximately $103,000 and $206,000 for the restated three and six month periods ended June 30, 2004, an increase of 25% and 22%, respectively.  This increase was due to higher office expense and human resources expenses.  In addition, the Company increased the allowance for doubtful accounts by $10,000 and $25,000 for the three and six months ended June 30, 2005 compared to $5,000 and $10,000 increase in the allowance for the restated three and six months ended June 30, 2004.

Interest Income (Expense)

Interest income includes income from the Company’s cash and cash equivalents and from investments and expenses related to its financing activities.  During the three and six months ended June 30, 2005, the Company generated interest income of approximately $1,700 and $6,000 compared to interest income of approximately $6,000 and $11,000 during the same periods in 2004.  As a result of the loans by Mr. Herbert M. Stein and Mr. David Spiegel in May 2005, the Company incurred interest expense of approximately $3,500 for the three months ended June 30, 2005.  This decrease in interest income for the three and six months ended June 30, 2005 was primarily due to reduced interest on reduced cash as of June 30, 2005.

Net Loss

The Company’s net loss for the three months ended June 30, 2005 was approximately $1.6 million or $0.14 per basic and diluted common share, compared to a net loss of approximately $963,000 or $0.08 per basic and diluted common share for the restated three months ended June 30, 2004.  For the six months ended June 30, 2005 the Company reported a loss of approximately $3.0 million or $0.26 per basic and diluted common share, compared to a net loss of approximately $1.2 million or $0.10 per basic and diluted common share for the restated six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal source of liquidity at June 30, 2005 consisted of approximately $364,000 in cash and short-term investments and no debt.  This compares to approximately $1.9 million in cash and cash equivalents at December 31, 2004.  This decrease in cash was due to increased working capital requirements.

Net cash used in operations during the six-month period ended June 30, 2005 increased to approximately $1.9 million compared to approximately $889,000 in the six-month period ended June 30, 2004.  The increase was mainly due to an increase in net loss and increases in allowances for doubtful account, slow moving, excess and obsolete inventory and accounts receivable reserves.  As of June 30, 2005, inventory, net of reserves, was approximately $2.6 million compared to inventory of approximately $2.7 million as of June 30, 2004.  Net accounts receivable was approximately $582,000 at June 30, 2005, up from approximately $533,000 at June 30, 2004.  As of June 30, 2005, four major customers accounted for approximately 77% of the total accounts receivable balance.  The Company increased its reserve against bad debts to $130,000 as of June 30, 2005 from $105,000 as of December 31, 2004.  The Company believes this reserve is sufficient at this time.

Net cash used in investing activities for the six months ended June 30, 2005 was approximately $110,000, compared to approximately $174,000 for the restated six months ended June 30, 2004.

Net cash provided by financing activities for the six months ended June 30, 2005 was approximately $500,000, compared to $232,000 provided by financing activities for the six months ended June 30, 2004.  During the three-month period ended June 30, 2005, the Company received  received the proceeds from unsecured interest bearing loans in the amounts of $250,000 from David Spiegel, a shareholder and $250,000 from Herbert Stein, Chief Executive Officer, President and Chairman of the Board. These loans are payable upon demand and are not subject to any premium or penalty for prepayment. The loan interest rate is 6% per annum, payable monthly in arrears on the outstanding balance.   During the three-month period ended June 30, 2004, the Company received $141,156 in cash from the exercise of options by ten employees and $10,000 in cash from the exercise of warrants.  The Company believes that cash flow from operations and amounts that may be raised from time to time in private offerings of its common stock as well as the amounts received in debt financings (See Note 13) will be sufficient to support operations and fund capital equipment requirements at least through June 30, 2006.

On August 11, 2005, the Company completed a financing in which it raised net proceeds of approximately $1.8 million through a secured note. See Note 13 – Subsequent Events.

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

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements: Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  The following policies apply to the Company’s two major product sales categories for revenue recognition.  Sales to end users:  Revenue is recognized under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped either directly to the customer or the customers representative/freight.  Sales to Distributors:  From to time the Company provides certain incentives such as stock rotation, price protection and other incentives to its Distributors.  As a result of these incentives, the Company has adopted a policy of deferring recognition of revenue until the distributor sells products to their customers based upon receipt of point-of-sale reports from the distributors. See Footnote 12 - Restatement.  The Company accrues the estimated cost of post-sale obligations including product warranty returns, based on historical experience.  To date the Company has experienced minimal warranty returns.

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

Inventory

Apogee states its inventory at the lower of cost (first-in, first-out) or market.  This policy requires that the Company make certain estimates regarding the market value of the inventory, including an assessment of excess or obsolete inventory.  The Company determines excess and obsolete inventory based on an estimated future demand and estimated selling prices for the Company’s products within a specified time frame, which is generally 12 months.  The estimates used for expected demand are also used for short-term capacity planning and inventory purchasing and are consistent with revenue forecasts. In addition to current inventory of approximately $2.6 million, net of reserve, consisting of $1.2 million held at Apogee and $1.4 million held at distributors, there are inventory purchase commitments of approximately $1.7 million at June 30, 2005.   This compares to inventory, net of reserves, of approximately $2.7 million consisting of approximately $1.5 million held at distributors with the remaining $1.2 million at Apogee at December 31, 2004.  The current inventory level and purchase commitments are maintained due to expected demand and not necessarily built for firm purchase commitments for the current customers.  Due to the 13 week delivery lead time, it is necessary to carry a high level of inventory in comparison to past sales.  Actual demand and market conditions may be different from those projected by management.  If the unit demand forecast is less than current inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the gross margin as well as the net operating results in the future.  During the three and six months ended June 30, 2005, the Company recorded a provision for excess or obsolete inventory of approximately $77,000 and $321,000, respectively.  If actual market conditions are less than favorable than those projected by management, additional allowances may be required.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE HAD A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

As of June 30, 2005, the Company had a stockholder deficiency of $483,000 and had an accumulated deficit of approximately $18.7 million and working capital deficiency of approximately $865,000.  The Company recorded a loss of approximately $1.6 million and $3.0 million for the three- and six-month periods ended June 30, 2005.  The Company recorded a net loss of approximately $3.4 million for the year ended December 31, 2004 and a restated net loss of approximately $270,000 in 2003.  The Company will need to generate revenue to achieve and sustain profitability and positive cash flow.  The Company’s ability to generate future revenue and achieve and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section.  If we are unable to achieve and sustain profitability, the Company’s share price would likely decline.

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF ANY OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

During the six months ended June 30, 2005, the Company derived approximately 67% of its total revenue and 65% of product revenue from four customers for both total and product revenue.  The loss of any of the Company’s customers, or a significant decrease in the amount of revenue generated from any of these customers, would have a material adverse effect on its business, financial condition and results of operations.  The Company is developing new customers and markets in order to diversify the market applications of its products.

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

Substantially all of the Company’s total and product revenue for the three and six months ended June 30, 2005 were to customers in Asia and Europe.  The Company is working to develop new customers and markets in order to diversify the market applications of its products.

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

•                  obsolescence of inventory.

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

IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

We may not be successful in recruiting and retaining executive officers and other key management and technical personnel.  The competition for employees with the necessary high level of technical expertise to design, market and sell our products is intense, particularly in eastern Massachusetts and Asia.  We will need to hire a number of additional technical personnel if we are to increase the rate at which we develop new products.  Because competition for highly skilled technical personnel is so intense, companies in Apogee’s industry are subject from time to time to complaints brought by competitors alleging interference with contractual relations or wrongful hiring of employees.  Such lawsuits may be costly, may divert management attention and resources from the operation of our business, and may therefore adversely affect our financial condition and results of operations.  In addition, the loss of the management and technical expertise of our senior management could seriously harm us.  Our employees may also be recruited away from us by our competitors.  The Company does not have in place employment contracts for some members of its senior management, including the CFO, COO and Vice President of Engineering.

THERE IS A NEW EUROPEAN DIRECTIVE TO ELIMINATE HAZARDOUS MATERIALS IN ELECTRONIC PRODUCTS AND AS SUCH WE MAY NOT BE ABLE TO TRANSITION OUR IC PRODUCTS TIMELY TO MEET CUSTOMER NEEDS AND MAY HAVE INVENTORY THAT CAN ONLY BE SOLD IN LIMITED MARKETS.

The IC industry is responding to the European directive of Restriction of Hazardous Substances (“RoHS”) that will become effective in July 2006.  As a result of this directive, semiconductor companies are working to remove lead and other hazardous materials used in their IC products. The Company expects to transition all of its IC products to conform to the RoHS standard during the first half of 2005. However, the Company may not be able to meet customer delivery requirements to support the 2005 consumer electronic design cycle. In addition, the Company currently has inventory to support European customers that may have to be sold in other markets.  Any excess inventory may not be able to be sold timely or at all.

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

•                  the loss of foundry priority that may limit our ability to obtain products on schedule;

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

OUR ABILITY TO ACHIEVE REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO PERSUADE THE MARKET TO ADOPT OUR TECHNOLOGIES.

We face challenges in persuading manufacturers to adopt our products using our DDX amplifier technology and our MEMS technology.  Traditional amplifiers use design approaches developed in the 1930s.  These approaches are still used in most amplifiers and engineers are familiar with these design approaches.  In order to adopt our products, manufacturers and engineers must understand and accept our new technology.  In addition, our amplifier and MEMS technologies may be more expensive for some applications than traditional technologies.  For these reasons, prospective customers may be reluctant to adopt our technology.

INTENSE COMPETITION IN THE SEMICONDUCTOR AND MEMS INDUSTRY COULD PREVENT US FROM ACHIEVING PROFITABILITY.

The semiconductor and the MEMS industry is highly competitive, and we expect the intensity of the competition to increase. Many of our competitors have greater financial, technical, research, marketing, sales, distribution, service and other resources than we do.  Moreover, our competitors may offer broader product lines and have greater name recognition than we do, and may offer discounts as a competitive tactic, forcing intense pricing pressure on our products.  In addition, several development stage companies are currently creating or developing technologies and products that compete with or are being designed to compete with our technologies and products.  Our competitors may develop or market technologies or products that are more effective or more commercially attractive than our current or future products, or that may render our technologies or products less competitive or obsolete.  Accordingly, if competitors introduce superior technologies or products and we cannot make enhancements to our technologies and products necessary for them to remain competitive, our competitive position, and in turn, our business, revenues and financial condition, will be seriously harmed.

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

•                  acquisitions or strategic alliances by us or our competitors, and

•                  the gain or loss of a significant customer or order.

In addition, market fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Common Stock.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include: cash, cash equivalents, accounts receivable and accounts payable.  At June 30, 2005, the carrying value of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter ended June 30, 2005, the Company granted options to employees and directors to purchase, in the aggregate, up to 316,000 shares of the Company’s Common Stock at exercise prices ranging from $1.08 per share to $1.27 per share under the Plan.

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

APOGEE TECHNOLOGY, INC.

Date: August 22, 2005	By: /s/ Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: August 22, 2005	By: /s/ Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial officer and Vice President of Finance
(principal financial officer and principal accounting officer)

FORM-10-QSB

JUNE 30, 2005

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment to the License Agreement between STMicroelectronics, N.V. and Apogee Technology, Inc., dated April 25, 2005.

10.2	Promissory Note between David Spiegel and Apogee Technology, dated May 9, 2005.

10.3	Promissory Note between Herbert M. Stein and Apogee Technology, dated May 9, 2005.

31.1	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

31.2	Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

32	Statement Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

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