Form 10KSB/A
period 2004-12-31
APOGEE TECHNOLOGY INC
filed 2005-10-28
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 3

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

EXPLANATORY NOTE

This Amended Annual Report on Form 10-KSB/A (“Form 10-KSB/A”) is being filed as Amendment No. 3 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, which was originally filed with the Securities and Exchange Commission (SEC) on April 18, 2004 (the “Original Filing”), Amendment No. 1, which was filed with the Securities and Exchange Commission (SEC) on April 29, 2004 and Amendment No. 2, which was filed on August 19, 2005. The Company is filing this Amendment No. 3 to reflect various revisions and clarifications regarding the textual detail surrounding the restatements of its financial statements for the twelve month periods ended December 31, 2004 and December 31, 2003.

This Form 10-KSB/A amends “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Item 8. Changes in and Disagreements with Accountants On Accounting and Financial Disclosure,” and the “Report of Independent Registered Public Accounting Firm.” This Form 10-KSB/A also amends the Notes to Consolidated Financial Statements:  Note 2, Note 9, Note 17 and Note 19 have been amended and the Company has added a new Note 21. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include the consent of our independent registered public accounting firm and currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of our independent registered public accounting firm is included in this Form 10-KSB/A as Exhibit 23.1. The certifications of our principal executive officer and our principal financial officer are attached to this Form 10-KSB/A as Exhibits 31.1, 31.2 and 32.1.

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

The Company began the design, development and marketing of audio amplifier ICs in 1996 based upon its DDX technology. The DDX amplifier solution is implemented by the combination of a DDX Controller and a DDX Power Device IC. The Company released its first Controller IC, the “DDX-2000”, in 1999 and since that time has released six additional Controller ICs. These devices integrate from two to eight channels of DDX amplifier processing along with a range of digital audio processing functions. By combining DDX processing with audio functions, such as bass/treble, the Company can provide a low cost, full system amplifier solution to consumer electronic manufacturers. Since inception, the Company has developed and released 13 DDX power devices that can provide up to 240 watts of audio power. These integrated switched mode power devices operate at two to three times the efficiency of traditional audio amplifier ICs, thereby reducing amplifier size and cost. In 2004, the Company introduced a new family of all in-one DDXi (“i” for integrated) amplification solutions that combine a DDX Controller and DDX Power Device into a single device. DDXi solutions significantly reduce system cost, size and complexity by eliminating the need for a separate audio processor, digital to analog converter and amplifier chips. The Company expects to release or introduce new DDX controller devices, DDX power solutions and DDXi

Integrated all-in-one solutions. The new ICs will extend the market opportunity for the Company’s audio technology while also providing better value for current and new application, including flat-panel TVs, multimedia powered speakers and home theater systems.

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

The Company markets its products using a worldwide network of direct sales staff, independent sales representatives and distributors. The Company’s sales headquarters are located in Norwood, Massachusetts with additional offices in China, Hong Kong, Japan and Taiwan. In addition, the Company’s office in Great River, New York will focus on marketing and sales of its MEMS related products. The Company also utilizes sales representatives in Korea and Brazil as well as independent distributors in Hong Kong, China, Japan, Taiwan, and Singapore.

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

DDX-2001 Controller:   The DDX 2001 Controller combines an advanced digital audio processor with patented DDX processing that supports up to three channels of high efficiency DDX audio amplification. The Controller replaces analog signal processors with digital signal processing to provide a full complement of audio features. The DDX-2001 supports the full line of high-efficiency DDX Power Devices and can be configured in stereo mode or in a 2.1 channel mode to support products that include a separate subwoofer loudspeaker. The IC also features Apogee’s Automode™ preset audio processing modes.. The device was released to production in February 2005.

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

DDX-8229 Controller:   The DDX-8229, Apogee’s fourth generation digital amplifier controller, is a high performance, single-chip solution for multi-channel audio applications. It provides 4 channels of high-performance DDX output plus 4 channels of binary output capable of driving any of Apogee’s high-efficiency output stages. The DDX-8229 features Apogee’s new Automode™.. The device was released to production in April 2004.

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

Amplification Products by Application

Home Theater Applications (5.1, 6.1, 7.1 Channels)

DVD/AV Receivers, Powered Speakers, Home Theater-in-a-Box

Application Total Power Range	Controller	Applicable Power Devices
<200 Watts	DDX-8229	DDX-1050, 1060, 1080, 2052, 2062, 2102
200W-400Watts	DDX-8001	DDX-1050, 1060, 1080, 2052, 2062, 2100, 2102, 2120, 2200, 2240
400 Watts and higher	DDX-8001	DDX-1050, 1060, 1080, 2100, 2120, 2160, 2200, 2240

Stereo & Mono Applications

Application	All-in-One Solution or Controller	Applicable Power Devices
Flat-Panel TV 10 - 25 Watts	DDXi-2051, 2101, ATA-120 DDX-2001	DDX-2052, 2102
Mini/Micro Systems 2, 2.1, 2.2 & 4 Powered Speakers w/ DSP 2 & 2.1 Custom Install Audio 2, 2.1 & Mono
= 160 Watts	DDXi-2051, 2101, 2161, ATA-120
> 160 Watts	DDX-2001, 8229	DDX-1050, 1060, 1080, 2052, 2062, 2100, 2102, 2120, 2160, 2200, 2240
Powered Subwoofer Mono	DDX-2161, ATA-120 with FETS
Gaming (Slots, Arcade) 2 & 2.1	DDXi-2051, 2101, 2161, ATA-120
Automotive Trunk Amps 2, 2.1	DDX-8001, 8229	DDX-2052, 2062, 2100, 2102, 2120, 2160, 2200, 2240

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

The marketing and sales efforts of the MEMS/Nanotechnology Division is being supported by both the Great River Office and the Company’s US and foreign sales offices. The Company intends to add additional independent distributors and representatives to market and sell its MEMS products. The Company has applied for trademark registration of the “Sensilica” brand name for its pressure sensor products.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

We have experienced fluctuations in our quarterly operating results in the past and it is likely that these fluctuations will continue in the future. These fluctuations are caused by many factors, including, but not limited to:

(a)          availability and pricing from our suppliers;

(a)          changes in the demand for our products by customers;

(b)         introductions or enhancements of products, or delays in the introductions or enhancements of products, by us or our competitors;

(c)          rate and success of new customer development;

(d)         changes in our pricing policies or those of our competitors;

(e)          success in attracting, retaining and motivating qualified personnel;

(f)            changes in general economic conditions, and

(g)          obsolescence of our inventory.

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

The IC industry is responding to the European directive of Restriction of Hazardous Materials (RoHS) that will become effective in July 2006. As a result of this directive, semiconductor companies are working to remove lead and other hazardous materials used in their IC products. The Company expects to transition all of its IC products to conform to the RoHS standard during the first half of 2005. However, the Company may not be able to meet customer delivery requirements to support the 2005 consumer electronic design cycle. In addition, the Company currently has inventory to support European customers that may have to be sold in other markets. Any excess inventory may not be able to be sold on a timely basis or at all.

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

Item 2.                        PROPERTIES

The Company leases approximately 5,000 square feet of office space at 129 Morgan Drive, Norwood, Massachusetts. The term of this lease expired on September 30, 2004. See footnote 8 to the consolidated financial statements. Currently the Company is renting this facility on a month-to-month basis.   In addition, the Company leases offices in Shenzhen, China, Great River, New York, Hong Kong and Taiwan.

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

Restatement

On July 13, 2005 the Board of Directors of Apogee determined, following a report by the Audit Committee of the Board of Directors, that Apogee would restate its financial statements for the fiscal years ended December 31, 2003 and December 31, 2004 and interim quarters. The investigation by the Audit Committee into various accounting matters, which has not yet been completed, has determined that the recognition of revenue for transactions with third party distributors was not handled in accordance with generally accepted accounting principles (GAAP), and as a result that the Company’s financial statements for the fiscal years ended December 31, 2003 and December 31, 2004 and interim periods were misstated. Consequently, the Company has adopted a sell-through revenue recognition method for sales to distributors. The adoption of the sell-through revenue recognition method will be applied retroactively. Using the sell-through revenue recognition methodology, the Company will not recognize sales into distribution channels until the Company’s distributors have sold the products to their customers. The Company had previously recognized revenue on sales to distributors using a sell-in methodology, pursuant to which the Company recognized revenue upon shipment to its distributors. See Note 19—Change in Independent Registered Public Accounting Firm—of the Consolidated Financial Statements for additional information on the Audit Committee’s investigation and the Restatement.

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

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements: Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The following policies apply to the Company’s two major product sales categories for revenue recognition. Sales to end users (OEM):  Revenue is recognized under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from the company’s warehouse or delivered to the customer’s representative/freight forwarder. Sales to Distributors:  From time to time the Company provides stock rotation rights, price protection and other incentives to its Distributors. As a result of these incentives, the Company has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. The Company accrues the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date the Company has experienced minimal warranty returns.

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

Inventory

Apogee states its inventory at the lower of cost (first-in, first-out) or market. This policy requires that the Company make certain estimates regarding the market value of the inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimated future demand and estimated selling prices for the Company’s products within a specified time frame, which is generally 12 months. The estimates used for expected demand are also used for short-term capacity planning and inventory purchasing and are consistent with revenue forecasts. In addition to current inventory of approximately $2.7 million, net of reserve, consisting of $1.2 million held at Apogee and $1.5 million held at distributors, there are inventory purchase commitments of approximately $135,000 at December 31, 2004. This compares to inventory, net of reserves, of approximately $2.9 million consisting of $2.3 million held at distributors with the remaining $0.6 million at Apogee at December 31, 2003. The current inventory level and purchase commitments are based on expected demand and not necessarily built for firm purchase commitments for the current customers. Due to the 13 week delivery lead time, it is necessary to carry a high level of inventory in comparison to past sales. Actual demand and market conditions may be different from those projected by management. If the unit demand forecast is less than current inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the gross margin as well as the net operating results in the future. During the years ended December 31, 2004 and 2003, the Company recorded a provision for excess or obsolete inventory of approximately $836,000 and $221,000, respectively.

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

The Company recognized revenue for the fiscal year ended December 31, 2004 of $6.2 million, a decrease of $3.5 million or 35% from restated revenue of $9.5 million in 2003. During the twelve-month period ended December 31, 2004, the Company recognized revenue from product sales of $4.4 million, a decrease of $3.4 million or 43% from restated revenue of  $7.8 million for the fiscal year ended December 31, 2003. Product sales consisted of semiconductor products, evaluation boards and reference boards sold directly to end users or POS revenue by the Company distributors. Several factors contributed to the decline in the Company’s product revenue for the fiscal year ended December 31, 2004, including: an unexpected weakness in demand from the Company’s largest customers due to finished goods inventory buildup and program technical problems related to non-DDX ICs, a reduction in average selling price due to increased pricing competition, especially in the DVD receiver market, and distributor purchase delays due to the transition of all of the Company’s IC products to be compliant with the new Restriction of Hazardous Materials (RoHS) industry standards. In addition, for the 12 months ended December 31, 2004 the Company restated its Royalty Revenue earned under the ST Licensing Agreement by reclassing discounts given to ST by the Company for specific customers instead of expensing these discounts as royalty expense under SG&A. Net Revenue recognized under the ST Licensing Agreement decreased $705,000 or 40% to $1.1 million from $1.8 million during the same period in 2003. This decrease was primarily due to royalty rate reductions granted ST for specific customers. Overall DDX unit sales increased in 2004 as the market for DVD receiver products consolidated to several large customers serviced by STMicroelectronics, one of the Company’s technology licensees. The non product revenue decrease was partially offset by an increase in consulting revenue paid to Apogee to support custom IC development by STMicroelectronics and other third party development partners.

Revenue under the Company’s licensing agreement with STMicroelectronics, including royalties and consulting services, was approximately $1.2 million or 20% of total revenue for the 12-month period ended December 31, 2004 compared to $1.8 million or 19% for the prior fiscal year. Upon review, the Company restated the royalty revenue originally reported for the first nine months of 2004 netting the discounts given to ST by the Company against gross royalties instead of expensing these discounts in SG & A. The effect of this restatement is that both royalty revenue and royalty expense under SG & A were reduced by $711,000 for the nine months ended September 30, 2004 as well as the fiscal year ended December 31, 2004. In addition, in 2004 the Company recognized consulting revenue of approximately $715,000. This amount includes a $50,000 reclass of consulting revenue originally recognized during the fourth quarter ended December 31, 2003. Approximately $180,000 of the consulting revenue was the final utilization from design services performed by STMicroelectronics as part of a $400,000 design credit in accordance with the terms of the licensing agreement with STMicroelectronics. During fiscal 2003 the Company did not record consulting revenue from design services performed by STMicroelectronics as part of this design credit.

Total revenue for the years 2004 and 2003 consisted of:

	2004	2003
Product Sales	$4,383,912	$7,755,718
Royalties	1,057,867	1,762,561
Consulting	715,854	—
Total:	$6,157,633	$9,518,279

Cost of Revenue

Cost of revenue was $3.9 million or 63% of revenue for the fiscal year ended December 31, 2004 compared to $5.7 million or 60% of revenue for the restated year ended December 31, 2003, a decrease of $1.8 million or 32%. Cost of revenue primarily consists of purchasing finished semiconductor chips and costs associated with assembly, testing and shipping of those products as well as customs and storage fees associated with warehousing a large portion of the Company’s semiconductor products in Asia. Additionally, from an analysis of sales to inventory on hand and/ or on order, management determined that it would be prudent to establish reserves for slow moving, excess and/or obsolete inventories held at Apogee or at distributors. These provisions are reported as part of the Cost of Revenue. Provisions for excess and obsolescence for the 12 months ended December 31, 2004 were approximately $836,000 compared to $221,000 for the 12 months ended December 31, 2003. This decrease in cost of revenue is primarily attributable to decreased sales of the Company’s semiconductor products offset by increased reserves for excess and obsolete inventory. For the fiscal year ended December 31, 2004, the Company recorded a gross margin from product revenue of approximately 11% compared to a gross margin from restated product revenue of approximately 26% for the same period in 2003. For the fiscal year ended December 31, 2004 the Company wrote off approximately $116,000 of obsolete inventory. No inventory write-off was recorded for the fiscal period ended December 31, 2003. The Company constantly monitors its inventory and as of December 31, 2004 the Company believes the remainder of its inventory is salable but will re-evaluate on a quarterly basis or more frequently if market conditions warrant.

Operating Expenses

Research and Development Costs

The Company’s research and development expenses consist primarily of salaries, depreciation associated with capital expenditures and related expenses in the design, development and technical support of the Company’s products, technical support of current and potential customers, as well as the development of MEMS technology. Research and development expenses for the year ended December 31, 2004 were approximately $2.8 million for the year ended December 31, 2004 compared to $1.7 million for the year ended December 31, 2003, an increase of approximately $1.1 million. Costs related to human resources for Research and Development increased to approximately $2.1 million, an increase of approximately $600,000 or 38% from $1.5 million for the previous fiscal year. In May of 2004 the Company acquired intellectual property and other intangibles from Standard MEMS, Inc. In addition, the Company hired several former key employees of Standard MEMS, Inc. This new division accounted for approximately $242,000 in human resource expenditure for the fiscal year ended December 31, 2004. For the fiscal year ended December 31, 2004, fees paid to third-party consultants increased approximately $439,000 to $468,000 for the fiscal year ended December 31, 2004 from $29,000 for the previous fiscal year. Increased support to both existing and potential customers, particularly with regard to customized Printed Circuit Boards, accounted for this additional expense. In addition, for the fiscal year ended December 31, 2004, approximately $180,000 was incurred as a result of final utilization of a $400,000 design credit to STMicroelectronics offsetting $180,000 of consulting revenue recognized during the fiscal year ended December 31, 2004. For the year ended December 31, 2003 no consulting revenue was recognized under this arrangement.

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

Professional expenses increased approximately $273,000 or 83% to $634,000 for the 12 months ended December 31, 2004 compared to $347,000 for the previous 12-month period. Of this increase approximately $134,000 was due to the addition of a sales staff in Japan and increased costs for the sales associate in Taiwan. The Company is currently in the process of establishing sales offices in these areas. This increase in Taiwan and Japan expenses was partially offset by decreases of $16,000, $37,000 and $11,000 in Recruiting, Investor Relations and Media Relations expenses, respectively. This overall increase reflects the Company’s continued expansion of its sales and marketing activity. In addition, due to increased reporting and compliance requirements, the Company’s legal and accounting expenses increased. Legal and accounting expense combined for the 12-month period ended December 31, 2004 increased by approximately $210,000 or 83% to $342,000 from $132,000 for the previous 12-month period. The Company expects that SG&A expenses will increase in absolute dollars in fiscal 2005 due specifically to legal and financial costs associated with the Company’s restatement of its 2004 and 2003 financials as well as continued compliance with the Sarbanes-Oxley Act of 2002 and the expansion of its sales channels, marketing efforts and administrative infrastructure.

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

Net cash used in operations during the twelve-month periods ended December 31, 2004 and restated 2003 was approximately $2.3 million and $1,0 million, respectively. Cash used in operating activities consisted primarily of cash used to build inventory and for working capital. This increase was primarily due to an increase in the net loss of $3.1 million as well as an increase in inventory, partially offset by a decrease in both accounts receivable, accounts payable and an increase in the provision for excess inventory. At December 31, 2004, inventory was approximately $2.7 million compared to restated inventory of approximately $2.9 million as of December 31, 2003. During the 12 months ended December 31, 2004 the Company increased its provision for slow moving, excess or obsolete inventory by $836,000 as compared to $221,000 for the restated 12-month period ended December 31, 2003. During the third quarter ended September 30, 2004, substantial inventory was purchased for inclusion in the X-Box speaker system. Production and other delays resulted in the Company not shipping at the anticipated volume levels. These issues have now been resolved and production has begun for this product. Inventory purchased for this product will decrease as production increases in the coming months. Net accounts receivable was approximately $533,000 at December 31, 2004, down from $1.8 million at December 31, 2003 restated. The reduction in accounts receivable was due to decreased shipments of the Company’s semiconductor products. The Company increased its reserve against bad debts to $105,000 as of December 31, 2004 from $65,000 as of the restated December 31, 2003 balance sheet. The Company constantly monitors its accounts receivables and at this time believes this reserve is sufficient.

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

The Company believes that its current working capital will be sufficient to fund its capital and operational requirements at least through June 30, 2006. See Note 20—Subsequent Events- $2 million financing. The continuance of the Company is highly dependent upon its ability to successfully develop and market both its DDX digital amplifier and MEMS technologies and raise additional funds for such purposes. The Company may also consider the sale of assets to raise additional funds. There can be no assurance, however, that the Company will be able to raise the funds that it needs to continue its operations or that additional funds will be available to the Company on acceptable terms, if at all. Except as otherwise disclosed therein, the accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects of recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

APOGEE TECHNOLOGY, INC.
Index to Financial Statements and Financial Statement Schedules

Financial Statements:

Item 8.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-K dated April 19, 2005, the Company received a letter on April 12, 2005 from its former independent registered public accountants, Anchin, Block & Anchin LLP (“Anchin”), notifying the Company that Anchin would not be able to complete its audit of the Company’s financial statements for the fiscal year ended December 31, 2004 and was resigning from its audit engagement, effective immediately. In addition, the letter notified the Company that a disclosure should be made to prevent reliance on the auditor’s previously issued audit report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2003 and the interim reviews of the Company’s financial statements for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.  In its letter, the auditors advised the Company that, based on information provided by the Company, the auditors had concluded that revenue had been improperly recognized by the Company at December 31, 2003 and at each quarterly period thereafter with respect to sales to one of the Company’s customers, and that the accounts receivable from that customer had been overvalued. In addition, on April 18, 2005, the former auditors notified the Company’s audit committee that there are additional transactions in 2003 and 2004 that should be more closely reviewed by the Company and its new auditors to ensure that revenue was appropriately recognized. The retroactive adoption of the sell through method of revenue recognition discussed below corrected these transactions.

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

There were no disagreements with Anchin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anchin, would have caused Anchin to make reference to the subject matter of the disagreement(s) in connection with its report on the Company’s financial statements for the Company’s two most recent fiscal years or any later interim period. The auditor’s reports on the Company’s audited financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Anchin had been the Company’s auditors since January 1, 2005, when it acquired the firm of Yohalem Gillman & Co. LLP, which had been the Company’s auditors since 1981.

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

In addition, the Board of Directors adopted a sell-through revenue recognition method for the Company’s sales to distributors. Using the sell-through revenue recognition methodology, the Company will not recognize sales into distribution channels until the Company’s distributors have sold the products to their customers. The Company had previously recognized revenue on sales to distributors using a sell-in methodology, pursuant to which the Company recognized revenue upon shipment to its distributors. The adoption of this methodology has been applied retroactively to the Company’s financial statements and, accordingly, addressed the improper revenue recognition discussed in the preceding paragraphs.

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

Item 13.                 EXHIBITS

None

Item 13(a)   The following documents are filed as part of this annual report on Form 10-KSB:

Item 13(a)(1) and (2)   See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-KSB. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

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

36

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

By:	/s/ HERBERT M. STEIN	Date: October 28, 2005
Herbert M. Stein, President
Chief Executive Officer,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ HERBERT M. STEIN	President, Chief Executive Officer	October 28, 2005
	Herbert M. Stein	Chairman of the Board
By:	/s/ PAUL J. MURPHY	Chief Financial Officer	October 28, 2005
	Paul J. Murphy	Vice President of Finance
Treasurer

ANNUAL REPORT ON FORM 10-KSB

LIST OF FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004

APOGEE TECHNOLOGY, INC.
NORWOOD, MASSACHUSETTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Apogee Technology, Inc.

We have audited the accompanying consolidated balance sheet of Apogee Technology, Inc. and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apogee Technology, Inc. and Subsidiary as of December 31, 2004 and 2003 and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

As described in Notes 2 and 17 to the financial statements, the Company changed its method of recognizing sales to distributors in 2003.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had recurring losses from operations and insufficient funds to meet the operating needs of the Company for the next year, this raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The viability of the Company is dependent upon its ability to successfully further develop and market its digital amplification and MEMS technologies and raise sufficient funds for such purposes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003
		(Restated)
Revenues
Product sales	$4,383,912	$7,755,718
Royalties	1,057,867	1,762,561
Consulting	715,854	—
	6,157,633	9,518,279
Costs and expenses
Product sales	3,890,917	5,710,150
Research and development	2,829,612	1,675,625
Selling, general and administrative	2,845,544	2,405,294
	9,566,073	9,791,069
Operating loss	(3,408,440)	(272,790)
Other income (expense)
Interest/other income	23,334	13,344
Interest expense	(93)	(10,985)
	23,241	2,359
Net Loss	$(3,385,199)	$(270,431)
Basic and diluted loss per common share	$(0.29)	$(0.02)
Weighted average common shares outstanding—basic and diluted	11,523,510	10,925,612

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at January 1, 2003 as originally reported	5,370,585	$53,706	$13,599,926	$(11,174,677)	$2,478,955
Adjustments (See Restatement Note 17)				(806,640)	(806,640)
Balances at January 1, 2003 as adjusted	5,370,585	$53,706	$13,599,926	$(11,981,317)	$1,672,315
Net loss (See Retatement Note 17)				(270,431)	(270,431)
Issuances of stock	293,050	2,930	2,628,321	—	2,631,251
2 for 1 stock split	5,663,635	56,636	(56,636)	—	—
Balances at December 31, 2003 (See Restatement Note 17)	11,327,270	113,272	16,171,611	(12,251,748)	4,033,136
Net loss				(3,385,199)	(3,385,199)
Issuances of stock	511,062	5,111	1,901,612	—	1,906,723
Balances at December 31, 2004	11,838,332	$118,383	$18,073,223	$(15,636,947)	$2,554,659

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

Liquidity

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern. Because the Company has had recurring losses, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company believes that its current working capital will be sufficient to fund its capital and operational requirements at least through June 30, 2006. See Note 20—Subsequent Events. The financial statements do not include any adjustments to reflect the possible future effects of recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Sales to OEM Customers:  Revenue is recognized under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped to the customer or the customers’ representative/freight forwarder (shipping terms Ex Works). The Company has experienced minimal warranty or other returns and based upon historical experience, has recorded a $10,000 provision for such returns.

Sales to Distributors:  At certain times the Company provides certain incentives such as stock rotation, price protection and other incentives to its Distributors. Therefore, under the sell through method of revenue recognition the Company defers recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. Distributor payments received before revenue is recognized is recorded as deferred revenue. Unsold inventory held at distributor is included as a component of finished goods inventory.  See Note 17 on the Company’s adoption of the sell through method.

In addition, the Company records royalty revenue when earned in accordance with the underlying agreements, which are based upon sales of products commercialized from the company’s licensed technology. Consulting revenue is recognized as services are performed in accordance with the terms of the underlying consulting agreements.

Loss Per Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net loss per share excluded potential common stock if the effect is anti-dilutive. Potential common stock consist of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.

Research and Development

Costs for research and development are expensed as incurred.

Inventories

Inventories, including inventory held at distributors, are stated at the lower of cost on a first-in, first-out basis or market. See Note 3. This policy requires the Company to make estimates regarding the market

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

2. Summary of Significant Accounting Policies (Continued)

value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 to 24 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts. Actual demand and market conditions may differ from those projected by the Company’s management. If the Company’s unit demand forecast is less that the Company’s current inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future. During the fiscal years ended December 31, 2004 and 2003, the Company recorded a provision for excess inventory of approximately $836,000 and $211,000, respectively to account for slow moving, excess and obsolete inventory both at Apogee’s warehouse and inventory held by the distributors.

Inventories purchase commitment losses

The Company accrues for estimated losses on non-cancelable purchase orders. The estimated losses result from anticipated future sale of products for sales prices less than the committed purchase price. There were no such loss provisions at December 2004 or 2003.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable

The Company carries its accounts receivable from OEM customers at cost less an allowance for doubtful accounts to ensure that trade receivables are not overstated. On a periodic basis, the Company evaluates the collectibility of its accounts receivable on a variety of factors, including length of time receivables are past due, indication of customer willingness to pay, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer’s operating results or financial position. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are generally considered past due if any portion of the receivable balance is outstanding for more than 90 days.  If circumstances related to the Company’s customers change, estimates of the recoverability of receivables would be further adjusted.

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

	Year Ended December 31,
	2004	2003
		(Restated)
Net (loss) income, as reported	$(3,385,199)	$(270,431)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards*	(2,094,239)	(1,946,941)
Pro-forma net loss**	$(5,479,438)	$(2,069,152)

	Year Ended December 31,
	2004	2003
		(Restated)
Income (loss) per share:
As reported, basic and diluted	$(0.29)	$(0.02)
Pro-forma, basic and diluted	$(0.48)	$(0.18)

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

In December 2004, FASB issued Statement Accounting Standard (“SFAS”) No. 153 “Exchanges of Nonmonetary Assets”. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

3. Inventories

The major classifications of inventories are as follows at December 31, 2004 and restated 2003:

	2004	2003
Raw materials	$24,539	$31,528
Finished goods	2,143,530	684,784
Finished goods held by distributors	1,734,955	2,494,968
	$3,903,024	$3,211,280
Less reserve for slow moving, excess and obsolete inventory	(1,177,716)	(342,193)
Net Inventory	$2,725,308	$2,869,087

4. Property and Equipment

Property and equipment at December 31, 2004 and 2003 are comprised of the following:

	2004	2003
Equipment	$390,342	$433,753
Software	35,634	32,133
Furniture and fixtures	31,210	31,454
Leasehold improvements	22,954	22,954
	480,140	520,294
Less accumulated depreciation	376,951	391,463
	$103,189	$128,831

Depreciation expense was $79,561 and $84,082 for the years ended December 31, 2004 and restated 2003, respectively.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives
Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

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

In December 2003, the Company recorded $50,000 in consulting revenue as a non-refundable design commitment fee due upon signing of a contract for consulting and design assistance for the development of an IC. Since the work was not completed in the fourth quarter, it was determined that the $50,000 should be reclassed as part of the restated fourth quarter and 12 months ended December 31, 2003. During the first quarter of 2004 this revenue was recognized as part of the restatement of the 1st quarter ended March 2004.

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

8. Related Party Transactions

The Company rents its facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired September 2004. Currently the Company is renting this facility on a month-to-month basis. Rent paid to this stockholder aggregated $52,800 per year for 2004 and 2003. See Note 20—Subsequent Events—related party Note.

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

Royalties are earned based upon shipments by ST of commercialized products which incorporate technology licensed to ST by us. Royalty income is recognized during the period in which the royalties are earned. Shipments are reported to us using a “Royalty Schedule,” which is received within 30 days of quarter end. Royalties are determined based upon either a percentage of selling price  or a flat rate depending on the particular product item.This agreement has no expiration date; however, either party may cancel the agreement upon certain advance notices as defined in the agreement. The $400,000 credit portion of the license fee was associated with future development activities of the Company. When the

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

9. License Agreement (Continued)

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

	Shares	2004 Weighted Average Exercise Price	Shares	2003 Weighted Average Exercise Price
Outstanding—beginning of year	2,787,600	$4.50	2,022,400	$4.55
Granted	986,000	8.31	898,300	4.24
Exercised	(126,820)	(2.30)	(93,100)	(2.21)
Cancelled	(328,960)	(5.03)	(40,000)	(6.36)
Outstanding—end of year	3,317,820	$5.55	2,787,600	$4.50
Weighted average fair value of options granted during year		$4.22		$3.37

The Company granted a total of 986,000 and 898,300 options under the 1997 Employee, Director and Consultant Stock Option Plan during 2004 and 2003, respectively, to certain directors and employees. The options awarded have exercise prices ranging from $3.85 to $9.46 and $2.71 to $12.15 for 2004 and 2003, respectively.

The following table summarizes information about options outstanding as of December 31, 2004 and gives effect to the stock split described in Note 7.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 - 4.50	1,190,720	5.42	$2.67	528,940	$1.44
$5.25 - 12.15	2,127,100	6.40	7.34	850,400	6.89
Total at December 31, 2004	3,317,820	6.04	$5.67	1,389,340	$4.78

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

12. Income (Loss) Per Common Share

Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The diluted income per common share includes the potential impact of dilutive securities, including options and warrants. The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares by the Company at the average market price for the period. The weighted average number of shares of common stock outstanding used to compute basic (loss) income per share for 2004 and restated 2003 amounted to 11,523,510 and 11,944,459, respectively. The weighted average number of shares of common stock outstanding used to compute diluted income per common share in 2003 amounted to 11,944,459. The assumed exercise of outstanding stock options and warrants for diluted loss per common share was not applicable in 2004 because their effect was antidilutive. The 2003 figures include the shares issued as a result of the stock split referred to in Note 7.

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

Future minimum lease payments under noncancellable operating leases as of December 31, 2004 are as follows:

Years Ending December 31,
2005	$28,544
2006	19,324
2007	1,548

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

The Board of Directors of Apogee determined, following a report by the Audit Committee of the Board of Directors, that Apogee would restate its financial statements for the fiscal year ended December 31, 2003. The investigation by the Audit Committee into various accounting matters, which has not yet been completed, has determined that the recognition of revenue for transactions with third party distributors was not handled in accordance with generally accepted accounting principles (GAAP), and as a result that the Company’s financial statements for the fiscal year ended December 31, 2003 required restatement.

As a result of the Company’s decision to change the accounting method for recognizing product revenue to a sell through or point of sale method and the internal investigation concerning the circumstances surrounding and appropriate accounting for product revenue, the Audit Committee of the Board of Directors determined that the Company re-audit and restate certain financial information previously reported in the Form 10KSB for the fiscal year ended December 31, 2003. None of the adjustments set forth affect the amounts shown in the Consolidated Balance Sheet as of December 31, 2004 and related Consolidated Statement of Operations, Stockholders’ Equity and Cash Flows for the 12 months ended December 31, 2004. For additional discussion regarding the Audit Committee’s internal investigation and the circumstances surrounding the decision for restatement, see “Item 9. “Changes in and Disagreements with Accountants.”

Restated January 1, 2003 Accumulated Deficit

The following table contains adjustments to the beginning accumulated deficit at January 1, 2003. These adjustments were made in order to more fairly present the restatement activity for the year 2003.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

17. Restatement of Previously Reported Financial Information (Continued)

BALANCE SHEET
(in thousands)

	December 31, 2003
	Previously Reported(1)	Restatement Adjustment	Restated Total
ASSETS
Current assets
Cash and cash equivalents	$2,524	$—	$2,524
Accounts receivable, net(2)	3,523	(1,704)	1,819
Inventories, net(3)	724	2,145	2,869
Prepaid expenses and other current assets	180	—	180
Deferred tax asset(4)	195	(195)	—
Total current assets	7,146	246	7,392
Property and equipment, net	129	—	129
Other assets
Patents, net	87	—	87
Other intangible assets(5)	37	(37)	—
	$7,399	$209	$7,608
Current liabilities
Accounts payable and accrued expenses(6)	$1,532	$34	$1,566
Deferred distributor Revenue(7)	—	1,958	1,958
Deferred contract revenue(8)	—	50	50
Total current liabilities	1,532	2,042	3,574
Stockholders’ equity
Common stock	113	—	113
Additional paid-in capital	16,172	—	16,172
Accumulated deficit	(10,418)	(1,833)	(12,251)
Total stockholders’ equity	5,867	(1,833)	4,034
	$7,399	$209	$7,608

Explanatory Notes—Restated FY 2003 Balance Sheet

(1)          As previously reported in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

(2)          Accounts Receivable: Restatement amounts reflect adjustment offsetting accounts receivable associated with deferred distributor and deferred contract revenue

(3)          Inventory:  Restatement amounts reflect the additional inventory associated with deferred distributor revenue based on reports received from the Company’s distributors, as well as, the establishment of reserves for both in-house inventory and inventory held at the Company’s distributors.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

17. Restatement of Previously Reported Financial Information (Continued)

(4)          Deferred Tax Asset: The $195K originally recorded for the fiscal year ended December 31, 2003 was deemed no longer applicable based upon restatement of the Fiscal Year ended December 31, 2003 net loss.

(5)          Other Intangible Assets:  The adjustment of the $37K reflects the expensing of items previously being amortized.

(6)          Accounts Payable and accrued expenses:  These accounts were adjusted to record certain items in the proper periods.

(7)          Deferred Distributor Revenue:  The restated numbers reflect the change in recognition of distributor revenue to a sell through or point of sale method of accounting.

(8)          Deferred Contract Revenue:  It was determined that $50K of the consulting revenue originally recognized in FY 2003 should be recognized in FY 2004 based on achieving of the milestone associated with this contract.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

17. Restatement of Previously Reported Financial Information (Continued)

RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Twelve Months Ended December 31, 2003
	Previously Reported(1)	Restatement Adjustment	Restated Total
Revenues
Product sales(2)	$9,322	$(1,565)	$7,757
Royalties	1,763	—	1,763
Consulting(3)	50	(50)	—
	11,135	(1,615)	9,520
Costs and expenses
Product sales(4)	6,593	(883)	5,710
Research and development	1,676	—	1,676
Selling, general and administrative(5)	2,307	98	2,405
	10,576	(785)	9,791
Operating loss	559	(830)	(271)
Other (expense) income
Interest expense	(10)	—	(10)
Interest income	13	—	13
	3	—	3
Net Income (Loss) before Taxes	562	(830)	(268)
Income Tax Benefit(6)	195	(195)	—
Net (Loss) Income	757	(1,025)	(268)
Accumulated deficit—beginning	(11,175)	(806)	(11,981)
Accumulated deficit—ending	$(10,418)	$(1,831)	$(12,249)
Income (loss) per common share
Basic	$0.07	$(0.09)	$(0.02)
Diluted	$0.06	$(0.08)	$(0.02)
Weighted average common shares outstanding
Basic	10,926		10,926
Diluted	11,944		10,926

(1)          As previously reported in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

(2)          Product Sales:  The restated numbers reflect the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting.

(3)          Consulting revenue has been adjusted to reflect when earned as opposed to when funds were received.

(4)          Cost of Product Sales:  The restated numbers reflect the change in the cost of goods sold based on the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

17. Restatement of Previously Reported Financial Information (Continued)

(5)          Selling, General and Administrative:  The adjustment associated with restated number is comprised of the following changes:  The $37K AMEX balance on the initial listing fee originally booked as an “Other Intangible Asset”; an invoice from the AMEX of $22K representing the fee associated with the November 2003 stock split; $12K of commissions due to a distributor for revenue recognized during FY 2003; $8K of evaluation boards written off to marketing expense and an additional $20K booked as an increase in bad debt reserve.

(6)          Income Tax Benefit: The $195K originally recorded for the fiscal year ended December 31, 2003 was deemed no longer applicable based upon restatement of the Fiscal Year ended December 31, 2003.

See note 21 for unaudited quarterly restatement for March, June and September 2004 and March, June, September and December 2003.

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

19. Changes in Independent Registered Public Accounting Firm

As previously reported on Form 8-K dated April 19, 2005, the Company received a letter on April 12, 2005 from its former independent registered public accountants, Anchin, Block & Anchin LLP (“Anchin”), notifying the Company that Anchin would not be able to complete its audit of the Company’s financial statements for the fiscal year ended December 31, 2004 and was resigning from its audit engagement, effective immediately. In addition, the letter notified the Company that a disclosure should be made to prevent reliance on the auditor’s previously issued audit report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2003 and the interim reviews of the Company’s financial statements for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.  In its letter, the auditors advised the Company that, based on information provided by the Company, the auditors had concluded that revenue had been improperly recognized by the Company at December 31, 2003 and at each quarterly period thereafter with respect to sales to one of the Company’s customers, and that the accounts receivable from that customer had been overvalued. In addition, on April 18, 2005, the former auditors notified the Company’s audit committee that there are additional transactions in 2003 and 2004 that should be more closely reviewed by the Company and its new auditors to ensure that revenue was appropriately recognized. The retroactive adoption of the sell through method of revenue recognition discussed in Note 2 corrected these transactions.

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

There have been no disagreements with Anchin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anchin, would have caused Anchin to make reference to the subject matter of the disagreement(s) in connection with its report on the Company’s financial statements for the Company’s two most recent fiscal years or any later interim period. The auditor’s reports on the Company’s audited financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Anchin had been the Company’s auditors since January 1, 2005, when it acquired the firm of Yohalem Gillman & Co. LLP, which had been the Company’s auditors since 1981.

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

On August 11, 2005, the Company entered into agreements with Laurus Master Fund, Ltd. (“Laurus”), whereby the Company received $2,000,000 in gross proceeds (with net proceeds of approximately $1.8 million) through the sale of a secured convertible term note. In accordance with the terms of the note, the note is payable by the Company in cash during the first 120 days following the issuance of the note, and after the 120 day period it is payable in the amount of $62,500 per month in cash or convertible into the common stock, $0.01 par value per share, of the Company at a fixed conversion price of $1.05 per share. In connection with the financing, the Company is paying certain costs and expenses of Laurus and has issued an immediately exercisable warrant with terms restricting exercise. The Laurus warrant provides for the purchase of 85,000 shares of common stock at a price of $1.22 per share.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

20.          Subsequent Events (Continued)

The warrant expires seven years after issuance. Biscayne Capital Markets, Inc. served as a finder for the transaction, and will receive a fee of 5% of the gross proceeds of the offering, together with a seven year warrant to purchase an aggregate of 8,500 shares of common stock immediately exercisable at a price of $1.22 per share. This offering was conducted as a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. With respect to the transaction with Laurus, the Company has entered into an agreement to register the common stock underlying the warrants and the common stock that may be received upon any conversion of the secured convertible term note.

21.  Supplementary Quarterly Financial Information (Unaudited)

Restatement of Previously Reported Quarterly Financial Information

Summarized restated quarterly financial information for the 12 months ended December 31, 2004 and 2003 is as follows: (in thousands, except per share data):

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

Restatement of Previously Reported Quarterly Financial Information

As a result of the Company’s decision to change the accounting method for recognizing product revenue to a sell through or point of sale method and the internal investigation concerning the circumstances surrounding and appropriate accounting for product revenue, the Audit Committee of the Board of Directors determined that the Company restate certain financial information previously reported in the Company’s Forms 10-QSB for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003. The restated financial information is unaudited. None of the adjustments set forth affect the amounts shown in the Consolidated Balance Sheet as of December 31, 2004 and related Consolidated Statement of Operations, Stockholders’

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

21.  Supplementary Quarterly Financial Information (Unaudited) (Continued)

Equity and Cash Flows for the 12 months ended December 31, 2004. For additional discussion regarding the Audit Committee’s internal investigation and the circumstances surrounding the decision for restatement, see “Item 9. “Changes in and Disagreements with Accountants.”

The following provides a reconciliation of amounts previously reported in the Company’s Forms 10-QSB for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 with amounts adjusted for the restatement as a result of the change in accounting policy and as a result of the Audit Committee’s investigation.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

21. Supplementary Quarterly Financial Information (Unaudited) (Continued)

The following provides a reconciliation of amounts previously reported in the Company’s Forms 10-QSB for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003 with amounts adjusted for the restatement as a result of the change in accounting policy and as a result of the Audit Committee’s investigation.

RESTATED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2004			June 30, 2004
	Previously Reported(1)	Restatement Adjustment	Restated Total	Previously Reported(1)	Restatement Adjustment	Restated Total
ASSETS
Current assets
Cash and cash equivalents	$1,685	$—	$1,685	$1,693	$—	$1,693
Accounts receivable, net(2)	3,682	(2,163)	1,519	2,637	(1,845)	792
Inventories, net(3)	602	2,248	2,850	937	1,798	2,735
Prepaid expenses and other current assets	204	—	204	257	—	257
Deferred tax asset(4)	195	(195)	—	195	(195)	—
Total current assets	6,368	(110)	6,258	5,719	(242)	5,477
Property and equipment, net	118	0	118	121	0	121
Other assets
Patent, net	98	—	98	107	—	107
Other intangible assets(5)	62	(59)	3	173	(59)	114
	$6,646	$(169)	$6,477	$6,120	$(301)	$5,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses(6)	$1,012	$12	$1,024	$710	$11	$721
Deferred distributor revenue(7)	—	1,556	1,556	—	2,012	2,012
Deferred contract revenue	—	—	—	—	—	—
Deferred warranty	—	—	—	—	—	—
Total current liabilities	1,012	1,568	2,580	710	2,023	2,733
Stockholders’ equity
Common stock	113	—	113	114	—	114
Additional paid-in capital	16,252	—	16,252	16,403	—	16,403
Accumulated deficit	(10,731)	(1,737)	(12,468)	(11,107)	(2,324)
Total stockholders’ equity	5,634	(1,737)	3,897	5,410	(2,324)	3,086
	$6,646	$(169)	$6,477	$6,120	$(301)	$5,819

(1)          As previously reported in the Company’s Quarterly Reports on Form 10-QSB.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

21. Supplementary Quarterly Financial Information (Unaudited) (Continued)

(2)          Accounts Receivable:  Restatement for March 31, 2004 and June 30, 2004 consists of $2,163 million and $1.845 million, respectively, reduction associated with the deferred revenue utilizing the sell through method.

(3)          Inventory:  Restatement for March 31, 2004 and June 30, 2004 represents an increase of $2.577 million and $2.290 million, respectively, for finished goods inventory held at distributors. Amounts were adjusted by $329K and $492K of reserves against inventory held at distributors and in-house.

(4)          Deferred Tax Asset: The $195K originally recorded for the fiscal year ended December 31, 2003 was deemed no longer applicable based upon restatement of the Fiscal Year ended December 31, 2003.

(5)          Other Intangible Assets: The $59K adjustment reflects the expensing of various items previously being amortized.

(6)          Accounts Payable and Accrued Expenses: Restatement consists of reclassifying expenses to periods in which these incurred.

(7)          Deferred Distributor Revenue:  The restatement reflects the change in recognition of reporting distributor revenue to a sell through or point of sale method of accounting revenue. This number is based on POS reports received by the Company’s distributors.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

21. Supplementary Quarterly Financial Information (Unaudited) (Continued)

RESTATED CONSOLIDATED BALANCE SHEET
(in thousands)

	September 30, 2004
	Previously Reported(1)	Restatement Adjustment	Restated Total
ASSETS
Current assets
Cash and cash equivalents	$2,511	$—	$2,511
Accounts receivable, net(2)	3,297	(2,247)	1,050
Inventories, net(3)	1,845	1,404	3,249
Prepaid expenses and other current assets	221	—	221
Deferred tax asset(4)	195	(195)	—
Total current assets	8,069	(1,038)	7,031
Property and equipment, net	114	0	114
Other assets
Patents, net	109	—	109
Other intangible assets(5)	173	(59)	114
	$8,465	$(1,097)	$7,368
Current liabilities
Accounts payable and accrued expenses	$1,606	$—	$1,606
Deferred distributor revenue(6)	—	1,354	1,354
Deferred contract revenue	96	—	96
Deferred warranty	—	—	—
Total current liabilities	1,702	1,354	3,056
Stockholders’ equity
Common stock	118	—	118
Additional paid-in capital	18,074	—	18,074
Accumulated deficit	(11,429)	(2,451)	(13,880)
Total stockholders’ equity	6,763	(2,451)	4,312
	$8,465	$(1,097)	7,368

(1)          As previously reported in the Company’s Quarterly Reports on Form 10-QSB.

(2)          Accounts Receivable:  Restatement for September 30, 2004 consists of $2.247 million reduction associated with the deferred revenue utilizing the sell through method.

(3)          Inventory:  Restatement for September 30, 2004 represents an increased of $2.174 million for finished goods inventory held at distributors. This amount was adjusted by $770K of reserves against inventory held at distributors and in-house.

(4)          Deferred Tax Asset: The $195K originally recorded for the fiscal year ended December 31, 2003 was deemed no longer applicable based upon restatement of the Fiscal Year ended December 31, 2003.

(5)          Other Intangible Assets: The $59K adjustment reflects the expensing of various items previously being amortized.

(6)          Deferred Distributor Revenue:  The restatement reflects the change in recognition of reporting distributor revenue to a sell through or point of sale method of accounting revenue. This number is based on POS reports received by the Company’s distributors.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

21. Supplementary Quarterly Financial Information (Unaudited) (Continued)

RESTATED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2003			June 30, 2003
	Previously	Restatement	Restated	Previously	Restatement	Restated
	Reported(1)	Adjustment	Total	Reported(1)	Adjustment	Total
ASSETS
Current assets
Cash and cash equivalents	$613	$—	$613	$871	$—	$871
Accounts receivable, net(2)	2,467	(936)	1,531	3,307	(1,979)	1,328
Inventories, net(3)	220	1,070	1,290	834	1,567	2,401
Prepaid expenses and other current assets	104	—	104	162	—	162
Deferred tax asset	—	—	—	—	—	—
Total current assets	3,404	134	3,538	5,174	(412)	4,762
Property and equipment, net	135	—	135	129	—	129
Other assets
Patents, net	92	—	92	90	—	90
Other intangible assets	—	—	—	—	—	—
	$3,631	$134	$3,765	$5,393	$(412)	$4,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses(4)	$1,251	$(56)	$1,195	$2,061	$—	$2,061
Bank line of credit	—	—	—	400	—	400
Deposit for common stock to be issued	—	—	—	300	—	300
Deferred distributor revenue(5)	—	1,144	1,144	—	786	786
Deferred contract revenue	—	—	—	—	—	—
Total current liabilities	1,251	1,088	2,339	2,761	786	3,547
Stockholders’ equity
Common stock	54	—	54	54	—	54
Additional paid-in capital	13,640	—	13,640	13,650	—	13,650
Accumulated deficit	(11,314)	(954)	(12,268)	(11,072)	(1,198)	(12,270)
Total stockholders’ equity	2,380	(954)	1,426	2,632	(1,198)	1,434
	$3,631	$134	$3,765	$5,393	$(412)	$4,981

(1)          As previously reported in the Company’s Quarterly Reports on Form 10-QSB.

(2)          Accounts Receivable:  Restatement for March 31, 2003 and June 30, 2003 consists of $936K and $1.979 million, respectively, reduction associated the deferred revenue utilizing the sell through method.

(3)          Inventory:  Restatement for March 31, 2003 and June 30, 2003 represents an increase of $1.195 million and $1.856 million, respectively, for finished goods inventory held at distributors. Amounts were adjusted by $125K and $289K of reserves against inventory held at distributors and in-house.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

21. Supplementary Quarterly Financial Information (Unaudited) (Continued)

(4)          Accounts Payable and Accrued Expenses: Restatement consists of reclassifying expenses of various items to the proper periods.

(5)          Deferred Distributor Revenue:  The restatement reflects the change in recognition of reporting distributor revenue to a sell through or point of sale method of accounting revenue. This number is based on POS reports received by the Company’s distributors.

RESTATED CONCOLIDATED BALANCE SHEET
(in thousands)

	September 30, 2003
	Previously	Restatement	Restated
	Reported(1)	Adjustment	Total
ASSETS
Current assets
Cash and cash equivalents	$988	$—	$988
Accounts receivable, net(2)	4,008	(2,060)	1,948
Inventories, net(3)	974	1,633	2,607
Prepaid expenses and other current assets	197	—	197
Deferred tax asset	—	—	—
Total current assets	6,167	(427)	5,740
Property and equipment, net	126	—	126
Other assets
Patents, net	88	—	88
Other intangible assets	—	—	—
	$6,381	$(427)	$5,954
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,622	$—	$1,622
Bank line of credit	400	—	400
Deposit for common stock to be issued	—	—	—
Deferred distributor Revenue(4)	—	818	818
Deferred contract revenue	—	—	—
Total current liabilities	2,022	818	2,840
Stockholders’ equity
Common stock	56	—	56
Additional paid-in capital	15,050	—	15,050
Accumulated deficit	(10,747)	(1,245)	(11,992)
Total stockholders’ equity	4,359	(1,245)	3,114
	$6,381	$(427)	$5,954

(1)          As previously reported in the Company’s Quarterly Reports on Form 10-QSB.

(2)          Accounts Receivable:  Restatement for September 30, 2003 consists of $2.060 million reduction associated with the deferred revenue utilizing the sell through method.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

21. Supplementary Quarterly Financial Information (Unaudited) (Continued)

(3)          Inventory:  Restatement for September 30, 2003 represents an increase of $1.939 million for finished goods inventory held at distributors. Amount was adjusted by $306K of reserve against inventory held at distributors and in-house.

(4)          Deferred Distributor Revenue:  The restatement reflects the change in recognition of reporting distributor revenue to a sell through or point of sale method of accounting revenue. This number is based on POS reports received by the Company’s distributors.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31, 2004			Three Months Ended June 30, 2004
	Previously	Restatement	Restated	Previously	Restatement	Restated
	Reported(1)	Adjustment	Total	Reported(1)	Adjustment	Total
Revenues
Product sales(2)	$1,697	$(57)	$1,640	$1,036	$(137)	$899
Royalties(3)	375	(169)	206	436	(198)	238
Consulting(4)	254	50	304	200	—	200
	2,326	(176)	2,150	1,672	(335)	1,337
Costs and expenses
Product sales(5)	1,114	(103)	1,011	626	451	1,077
Research and development	711	—	711	606	—	606
Selling, general and administrative(6)	819	(169)	650	821	(198)	623
	2,644	(272)	2,372	2,053	253	2,306
Operating loss	(318)	96	(222)	(381)	(588)	(969)
Other (expense) income
Interest expense	—	—	—	—	—	—
Interest income	5	—	5	6	—	6
	5	—	5	6	—	6
Net Income (Loss) before Taxes	(313)	96	(217)	(375)	(588)	(963)
Income Tax Benefit	—	—	—	—	—	—
Net (Loss) Income	(313)	96	(217)	(375)	(588)	(963)
Accumulated deficit—beginning	(10,418)	(1,833)	(12,251)	(10,731)	(1,737)	(12,468)
Accumulated deficit—ending	$(10,731)	$(1,737)	$(12,468)	$(11,107)	$(2,325)	$(13,431)
Basic and diluted loss per common share	$(0.03)	$0.01	$(0.02)	$(0.03)	$(0.05)	$(0.08)
Weighted average common shares outstanding—basic and diluted	11,338			11,381

(1)          As previously reported in the Company’s Quarterly Reports on Form 10-QSB.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

21. Supplementary Quarterly Financial Information (Unaudited) (Continued)

(2)          Product Sales:  The restated number reflect the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting and is based on reports from the Company’s distributors. This change translated into a net reduction of product revenue of $57K and $137K for the three months ended March 31, 2004 and June 30, 2004, respectively.

(3)          Royalty Revenue:  The restated royalty revenue reflects the net effect of the discount given to ST for specific customers of $169K and $198K for the three months ended March 31, 2004 and June 30, 2004, respectively.  These discounts were originally recorded in SG & A as a royalty expense.

(4)          Consulting revenue:   The restatement reflects the reclassification of $50K of consulting revenue to reflect when this revenue was earned as opposed to when funds were received.  This revenue was originally recorded for the three months ended December 31, 2003.

(5)          Cost of Product Sales:  The restated numbers reflect the change in the cost of goods sold based on the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting.

(6)          Selling, General and Administrative:  The $169K and $198K restatement were the result of the restatement of the royalty revenue for both the three months ended March 31, 2004 and June 30, 2004.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

21. Supplementary Quarterly Financial Information (Unaudited) (Continued)

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30, 2004
	Previously Reported(1)	Restatement Adjustment	Restated Total
Revenues
Product sales(2)	$1,133	$257	$1,390
Royalties(3)	790	(344)	446
Consulting	161	—	161
	2,084	(87)	1,997
Costs and expenses
Product sales(4)	760	394	1,154
Research and development	664	—	664
Selling, general and administrative(5)	988	(355)	633
	2,412	39	2,451
Operating loss	(328)	(126)	(454)
Other (expense) income
Interest expense	—	—	—
Interest income	5	—	5
	5	—	5
Net Income (Loss) before Taxes	(323)	(126)	(449)
Income Tax Benefit	—	—	—
Net (Loss) Income	(323)	(126)	(449)
Accumulated deficit—beginning	(11,107)	(2,324)	(13,431)
Accumulated deficit—ending	$(11,429)	$(2,450)	$(13,880)
Basic and diluted loss per common share	$(0.03)	$(0.03)	$(0.06)
Weighted average common shares outstanding— basic and diluted	11,566

(1)          As previously reported in the Company’s Quarterly Reports on Form 10-QSB.

(2)          Product Sales:  The restated number reflect the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting and is based on reports from the Company’s distributors. This change translated into a net increase of $257K for the three months ended September 30, 2004.

(3)          Royalty Revenue:  The restated royalty revenue reflects the net effect of the discount given to STMicroelectronics for specific customers of $344K for the three months ended September 30, 2004.  These discounts were originally recorded in SG & A as a royalty expense.

(4)          Cost of Product Sales:  The restated numbers reflect the change in the cost of goods sold based on the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting.

(5)          Selling, General and Administrative:  The $355K reduction in SG& A was the result of the restatement of the royalty expense associated with discounts given to STMicroelectronics for specific

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

21. Supplementary Quarterly Financial Information (Unaudited) (Continued)

customer. These discounts have been restated against royalty revenue for the three months ended September 30 2004. In addition there was a reduction of $11K as a result of the recording of these commissions in a prior quarter.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31, 2003			Three Months Ended June 30, 2003
	Previously Reported(1)	Restatement Adjustment	Restated Total	Previously Reported(1)	Restatement Adjustment	Restated Total
Revenues
Product sales(2)	$1,520	$52	$1,572	$2,685	$(740)	$1,945
Royalties	320	—	320	347	—	347
Consulting	—	—	—	—	—	—
	1,840	52	1,892	3,032	(740)	2,292
Costs and expenses
Product sales(3)	1,068	200	1,268	1,865	(496)	1,369
Research and development	357	—	357	379	—	379
Selling, general and administrative	557	—	557	547	—	547
	1,982	200	2,182	2,791	(496)	2,295
Operating loss	(142)	(148)	(290)	241	(244)	(3)
Other (expense) income
Interest expense	—	—	—	—	—	—
Interest income	3	—	3	1	—	1
	3	—	3	1	—	1
Net Income (Loss) before Taxes	(139)	(148)	(287)	242	(244)	(2)
Income Tax Benefit	—	—	—	—	—	—
Net (Loss) Income	(139)	(148)	(287)	242	(244)	(2)
Accumulated deficit—beginning	(11,175)	(806)	(11,981)	(11,314)	(954)	(12,268)
Accumulated deficit—ending	$(11,314)	$(954)	$(12,268)	$(11,072)	$(1,198)	$(12,270)
Income (loss) per common share
Basic	$(0.01)	$(0.02)	$(0.03)	$0.02	$(0.02)	$(0.00)
Diluted	$(0.01)	$(0.02)	$(0.03)	$0.02	$(0.02)	$(0.00)
Weighted average common shares outstanding
Basic	10,750			10,752
Diluted	10,750			10,752

(1)           As previously reported in the Company’s Quarterly Reports on Form 10-QSB.

(2)           Product Sales:  The restated number reflect the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting and is based on reports from the Company’s distributors. This change translated into a net increase of $52K for the three months ended March 31, 2003 and a net decrease of $740K for the three months ended June 30, 2003.

(3)           Cost of Product Sales:  The restated numbers reflect the change in the cost of goods sold based on the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

21. Supplementary Quarterly Financial Information (Unaudited) (Continued)

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30, 2003			Three Months Ended December 31, 2003
	Previously Reported(1)	Restatement Adjustment	Restated Total	Previously Reported(1)	Restatement Adjustment	Restated Total
Revenues
Product sales(2)	$2,626	$(113)	$2,513	$2,491	$(764)	$1,727
Royalties	489	—	489	606	—	606
Consulting(3)	—	—	—	50	(50)	—
	3,115	(113)	3,002	3,147	(814)	2,333
Costs and expenses
Product sales(4)	1,858	(66)	1,792	1,802	(520)	1,282
Research and development	434	—	434	512	—	512
Selling, general and administrative(5)	494	—	494	702	99	801
	2,786	(66)	2,720	3,016	(421)	2,595
Operating loss	329	(47)	282	131	(393)	(262)
Other (expense) income
Interest expense	(7)	—	(7)	(2)	—	(2)
Interest income	3	—	3	5	—	5
	(4)	—	(4)	3	—	3
Net Income (Loss) before Taxes	325	(47)	278	134	(393)	(259)
Income Tax Benefit(6)	—	—	—	195	(195)	—
Net (Loss) Income	325	(47)	278	329	(588)	(259)
Accumulated deficit—beginning	(11,072)	(1,198)	(12,270)	(10,747)	(1,245)	(11,992)
Accumulated deficit—ending	$(10,747)	$(1,245)	$(11,992)	$(10,418)	$(1,833)	$(12,251)
Income (loss) per common share
Basic	$0.03	$(0.00)	$0.03	$0.07	$(0.09)	$(0.02)
Diluted	$0.03	$(0.00)	$0.03	$0.06	$(0.08)	$(0.02)
Weighted average common shares outstanding
Basic	10,828			10,926		10,926
Diluted	10,828			11,944		10,926

(1)          As previously reported in the Company’s Quarterly Reports on Form 10-QSB.

(2)          Product Sales:  The restated number reflect the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting and is based on reports from the Company’s distributors. This change translated into a net decrease of $113K and $764K for the three months ended September 30, 2003 and December 31, 2003, respectively.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004 AND RESTATED 2003

21. Supplementary Quarterly Financial Information (Unaudited) (Continued)

(3)          Consulting revenue:  The restatement reflects the reclassification of $50K of consulting revenue to reflect when this revenue was earned as opposed to when funds were received. This revenue was restated to be recognized in the three months ended March 31, 2004.

(4)          Cost of Product Sales:  The restated numbers reflect the change in the cost of goods sold based on the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting.

(5)          Selling, General & Administrative Expenses:  Restatement included these additional expenses recorded for the three months ended December 31, 2003—$59K Amex Listing Fees, $7K write-off of evaluation boards to marketing, $11K of distributor commissions and $20K reserve for doubtful accounts.

(6)          Income Tax Benefit:  The $195K originally recorded for the fiscal year ended December 31, 2003 was deemed no longer applicable based upon restatement.  The restated numbers reflect the offsetting of this $195K tax benefit.