Form 10QSB
period 2005-09-30
APOGEE TECHNOLOGY INC
filed 2005-11-14
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-30656

APOGEE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3005815
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

129 MORGAN DRIVE, NORWOOD, MASSACHUSETTS 02062 00000
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

State the number of shares of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of November 4, 2005, there were 11,968,332 shares of Common Stock, $.01 par value per share, outstanding.

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE

QUARTER ENDED SEPTEMBER 30, 2005 AND RESTATED SEPTEMBER 30, 2004

PAGE
PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2005 (all unaudited) and December 31, 2004 (audited)	3
Condensed Consolidated Statements of Operations and Accumulated Deficit for the Three and Nine Months Ended September 30, 2005 and restated September 30, 2004 (all unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and restated September 30, 2004 (all unaudited)	5
Notes to Condensed Consolidated Financial Statements (all unaudited)	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	33

Item 4 - Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	33

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3 - Defaults Upon Senior Securities	34

Item 4 - Submission of Matters to a Vote of Security Holders	34

Item 5 - Other Information	34

Item 6 - Exhibits	34

Signatures	35

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	DECEMBER 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$812,485	$1,886,883
Accounts receivable, net of allowance for doubtful accounts of $145,000 and $105,000, respectively	465,456	533,113
Inventories, net	1,751,900	2,725,308
Deferred costs other	367,525	—
Deferred note financing costs	306,000	—
Prepaid expenses and other current assets	61,956	252,728
Total current assets	3,765,322	5,398,032
Property and equipment, net of accumulated depreciation of $427,240 and $376,951, respectively	116,526	103,189
Other assets
Patent, net of accumulated amortization of $147,206 and $127,442, respectively	266,387	211,901
	$4,148,235	$5,713,122

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$1,705,754	$1,107,111
Deferred distributor revenue	1,724,009	1,955,563
Note payable other	2,000,000	—
Notes payable Officer and shareholder	500,000	—
Advances	205,000	—
Deferred contract revenue	72,686	95,788
Total current liabilities	6,207,449	3,158,462
Commitments and Contingencies	—	—
Stockholders' equity (deficiency)
Common stock, $.01 par value; 20,000,000 shares authorized, 11,838,332 issued and outstanding at September 30, 2005 and December 31, 2004	118,383	118,383
Additional paid-in capital	18,073,223	18,073,223
Accumulated deficit	(20,250,821)	(15,636,946)
Total stockholders' equity (deficiency)	(2,059,215)	2,554,660
	$4,148,235	$5,713,122

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September, 30		September, 30
	2005	2004	2005	2004
	(Restated)	(Restated)
Revenues
Product sales	$1,157,789	$1,388,132	$3,326,238	$3,926,841
Royalties	212,397	446,415	473,328	890,388
Consulting	150,000	161,270	150,000	665,754
	1,520,186	1,995,817	3,949,566	5,482,983
Costs and expenses
Product sales	1,122,084	1,153,299	2,975,312	3,240,038
Research and development	785,403	664,032	2,308,410	1,982,625
Selling, general and administrative	1,158,569	632,733	3,251,653	1,905,500
	3,066,056	2,450,064	8,535,375	7,128,163
Operating loss	(1,545,870)	(454,247)	(4,585,809)	(1,645,180)
Other (expense) income
Interest/finance expense	(35,552)	—	(38,930)	—
Interest income	4,814	5,365	10,865	16,249
	(30,738)	5,365	(28,065)	16,249
Net loss	(1,576,608)	(448,882)	(4,613,874)	(1,628,931)
Accumulated deficit - beginning	(18,674,212)	(13,431,796)	$(15,636,946)	$(12,251,748)
Accumulated deficit - ending	$(20,250,820)	$(13,880,678)	$(20,250,820)	$(13,880,678)
Basic and diluted loss per common share	$(0.13)	$(0.06)	$(0.39)	$(0.14)
Weighted average common shares outstanding - basic and diluted	11,838,332	11,566,166	11,838,332	11,438,871

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED
	September 30,
	2005	2004
		(Restated)
Cash flows from operations
Net loss	$(4,613,874)	$(1,628,931)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for doubtful accounts	40,000	15,000
Provision for slow moving, excess and obsolete inventory	576,238	420,421
Depreciation and amortization	70,053	74,716
Changes in operating assets and liabilities:
Accounts receivable	27,656	754,058
Inventories	397,171	(800,494)
Prepaid expenses and other current assets	190,774	(40,389)
Accounts payable and accrued expenses	598,643	40,211
Deferred note financing costs	(367,525)	—
Deferred note other	(306,000)	—
Deferred product revenue	(231,554)	(604,677)
Deferred contract revenue	(23,103)	45,788
Net cash used in operating activities	(3,641,521)	(1,724,297)
Cash flows from investing activities
Purchases of property and equipment	(63,626)	(42,614)
Patent costs	(74,251)	(38,803)
Other intangible assets	—	(114,056)
Net cash used in investing activities	(137,877)	(195,473)
Cash flows from financing activities
Proceeds from issuances of common stock	—	1,906,899
Proceeds from loan	2,000,000	—
Proceeds from officer loan	250,000	—
Proceeds from shareholder loan	250,000	—
Proceeds from Advance	205,000	—
Net cash provided by financing activities	2,705,000	1,906,899
Decrease in cash and cash equivalents	(1,074,398)	(12,871)
Cash and cash equivalents - beginning	1,886,883	2,524,209
Cash and cash equivalents - ending	$812,485	$2,511,338

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND RESTATED SEPTEMBER 30, 2004

1.             The Company and Basis of Presentation

The Company

Apogee Technology, Inc. and Subsidiary (the “Company” or “Apogee”) designs, develops and markets silicon based products incorporating proprietary technologies.  The Company historically owned, developed and marketed patented all-digital, high efficiency Direct Digital Amplification (DDX®) technology Integrated Circuits (“ICs”) which are used in a range of audio applications, including:  home theater systems, powered speakers, car audio, commercial audio, and PC multi-media. On October 5, 2005 the Company sold its audio business through the sale of certain assets and, in particular, its DDX technology to SigmaTel, Inc. as detailed in Note 13 — Subsequent Events and as a result has discontinued its audio division. The Company is developing new system-on-chip products using its analog and digital circuit designs and Micro-Electromechanical Systems (“MEMS”) technology for the consumer, automotive, industrial and medical markets.

Basis of Presentation

The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. All significant intercompany transactions and accounts have been eliminated.

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

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

Liquidity

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern.  Because the Company has had recurring losses and at September 30, 2005 has deficiencies of working capital and stockholders’ equity of approximately $2.4 million and $2.0 million, respectively.  Subsequent to September 30, 2005, the Company sold for $9.4 million certain assets and its DDX technology to SigmaTel, Inc.  The Company believes that its working capital will be sufficient to fund its capital and operational requirements at least through 2006.  See Subsequent Events - Note 13.

The long term success of the Company is dependent upon its ability to successfully develop and market its MEMS technology and raise additional funds if needed for such purpose.  There can be no assurance, however, that the Company will be able to raise the funds that it needs to continue its operations or that additional funds will be available to the Company on acceptable terms, if at all.

In May 2005, the Company received proceeds from unsecured interest-bearing loans in the amounts of $250,000 from David Spiegel, a shareholder and $250,000 from Herbert Stein, Chief Executive Officer, President and Chairman of the Board.  These loans were payable upon demand and were not subject to any premium or penalty for prepayment.

The loan interest rate was 6% per annum, payable monthly in arrears on the outstanding balance.   On October 20, 2005 proceeds from the SigmaTel transaction were used to repay the $500,000 principal as well as all accrued interest. See Subsequent Events - Note 13.

On August 11, 2005, the Company entered into agreements with Laurus Master Fund, Ltd. (“Laurus”), whereby the Company received $2.0 million in gross proceeds (with net proceeds of approximately $1.8 million) through the sale of a 120 day secured term note. In accordance with the terms of the note, the note was payable by the Company in cash during the first 120 days following the issuance of the note, and after the 120 day period it was payable in the amount of $62,500 per month in cash or convertible into the common stock, $0.01 par value per share, of the Company at a fixed conversion price of $1.05 per share. In connection with the financing, the Company paid certain costs and expenses of Laurus and has issued an immediately exercisable warrant with terms restricting exercise. The Laurus warrant provides for the purchase of 85,000 shares of common stock at a price of $1.22 per share. The warrant expires seven years after issuance. A finder for the transaction has received a fee of 5% of the gross proceeds of the offering, together with a seven year warrant to purchase an aggregate of 8,500 shares of common stock immediately exercisable at a price of $1.22 per share. This offering was conducted as a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. With respect to the transaction with Laurus, the Company has entered into an agreement to register the common stock underlying the warrants and the common stock that may be received upon any conversion of the secured term note.  On October 5, 2005 proceeds from the SigmaTel transaction were used to repay in full $2.1 million owed to Laurus Master Fund, Ltd.  See Subsequent Events — Note 13.

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

Sales to Distributors:  At certain times the Company provides incentives such as stock rotation, price protection and other incentives to its Distributors.  Therefore, under the sell through method of revenue recognition the Company defers recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. Distributor payments received before revenue is recognized is recorded as deferred revenue.  Unsold inventory held at distributors is included as a component of finished goods inventory.   See Note 12 on the Company’s adoption of the sell through method.

In addition, the Company records royalty revenue when earned in accordance with the underlying agreements, which are based upon sales of products commercialized from the Company’s licensed technology. Consulting revenue is recognized as services are performed in accordance with the terms of the underlying consulting agreements.

Loss Per Share

Basic loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of shares of common stock and shares of common stock issuable upon the exercise of stock options and common stock warrants.

Research and Development

Costs for research and development are expensed as incurred.

Inventories

Inventories, including inventory held at distributors (See Note 4) are stated at the lower of cost on a first-in, first-out basis or market.  This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory.  The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 to 24 months. The estimates the Company uses for expected demand are also used for near-term capacity planning and inventory purchasing and are consistent with the Company’s revenue forecasts.  Actual demand and market conditions may differ from those projected by the Company’s management.

If the Company’s unit demand forecast is less than the Company’s current inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future.  During the three and nine months ended September 30, 2005, the Company recorded a provision for inventory losses of approximately $255,000 and $576,000, respectively, to account for slow moving, excess and obsolete inventory, including inventories to be delivered on non-cancelable purchase commitments.

Purchase commitment losses

The Company accrues for estimated losses on non-cancelable purchase orders.  The estimated losses result from anticipated future sale of products for sales prices less than the estimated cost to manufacture.  For the nine months ended September 30, 2005, the Company has allocated approximately $400,000 of the total $1.7 million of excess inventory and obsolescence reserve against non-cancelable purchase commitments of approximately $1.2 million at September 30, 2005.  There was no such allocation at September 30, 2004.

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

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and notes and accounts payable, approximate their fair values due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. The Company does not hold or issue financial instruments for trading purposes.

3.         Pro-forma Information — Stock Options

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

	Nine Months Ended
	September 30, (Unaudited)
	2005	2004
		(Restated)

Net loss, as reported	$(4,613,874)	$(1,628,930)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards *	(1,509,818)	(3,782,346)

Pro-forma net loss **	$(6,123,692)	$(5,411,276)
Loss per share:

As reported, basic and diluted	$(0.39)	$(0.14)

Pro-forma, basic and diluted	$(0.52)	$(0.47)

	Three Months Ended
	September 30, (Unaudited)
	2005	2004
		(Restated)
Net loss, as reported	$(1,576,608)	$(448,882)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards *	(445,550)	(777,549)

Pro-forma net loss **	$(2,022,158)	$(1,226,431)
Loss per share:

As reported, basic and diluted	$(0.13)	$(0.06)

Pro-forma, basic and diluted	$(0.17)	$(0.11)

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

4.        Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.  The major classifications of inventories are as follows:

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Raw materials	$22,430	$24,539
Finished goods	2,335,484	2,143,530
Finished goods held at distributors	1,147,940	1,734,955

	$3,505,854	$3,903,024

Less reserve for slow moving, excess and obsolete inventory	(1,753,954)	(1,177,716)

Net Inventory	$1,751,900	$2,725,308

5.        Property and Equipment

Property and equipment at September 30, 2005 and December 31, 2004 are comprised of the following:

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Equipment	$448,706	$390,342
Software	35,634	35,634
Furniture and fixtures	36,472	31,210
Leasehold improvements	22,954	22,954

	$543,766	$480,140

Less accumulated depreciation	(427,240)	(376,951)

	$116,526	$103,189

Depreciation expense was $19,047 and $50,289 for the three and nine months ended September 30, 2005, respectively.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

6.                          Accrued Expenses

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

Accrued audit and accounting expenses	$176,800	$165,000
Accrued legal expenses	423,000	37,000
Other accrued expenses	9,000	10,000

	$608,800	$212,000

7.                          Deferred Contract Revenue

During September 2004, the Company entered into a funding agreement with United Binational Industrial Research and Development (“BIRD”) Foundation of Israel.  This agreement will provide funds to the Company for industrial research and development activities.  The agreement will provide up to a maximum of $560,000 of which the Company will may receive $280,000, and another partner in the agreement will receive the remainder.  The Company has recorded $101,379 in deferred contract revenue and for the nine months ended September 30, 2005 recorded $23,101 as an offset to research and development expenses.  There was no revenue recorded under this agreement for the three months ended September 30, 2005.

8.                          Stockholders’ Equity

Stock Options

During the three months ended September 30, 2005, no options to purchase shares of common stock under the 1997 Employee, Director and Consultant Stock Option Plan were approved by the Board of Directors.

9.        Related Party Transactions

The Company rents its facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expires on December 31, 2005.  See Liquidity - Note 1 - for additional related party transactions.

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

The Company received royalties based on certain formulas, as defined in the agreement.  Royalties were earned based upon shipments by ST of commercialized products that incorporated technology licensed to ST by the Company.  Royalty income has been recognized during the period in which the royalties are earned.  Shipments have been reported to the Company using a “Royalty Schedule,” which is received within 30 days of quarter end.  Royalties are determined based upon either a percentage of selling price or a flat rate depending on the particular product.  This agreement has no expiration date; however, either party may cancel the agreement upon advance notice in certain circumstances as defined in the agreement.  Total royalties received under this Agreement were approximately $208,800 and $460,100 for the three and nine months ended September 30, 2005.   For the restated three and nine months ended September 30, 2004 total royalties received were approximately $446,000 and $890,400, respectively.

On May 3, 2005, the Company signed an amendment to the license agreement with ST, whereby; 1) the DDX technology license rights were changed from an exclusive license to a non-exclusive license, 2) the license royalty terms were modified and 3) terms related to Apogee interest transfers were modified. The effective date for terms 1 and 3 above was January 1, 2005 and for item 2 was January 1, 2004.

On October 5, 2005 the Company sold its stream of royalty payments, under the ST license agreement, as a part of the transactions with SigmaTel more fully set forth below in Note 13.

11.       Concentrations

During the three months ended September 30, 2005, the Company derived approximately 12% of its total revenue from one end user and 41% of total revenue as a result of sell through by two distributors.

During the three months ended September 30, 2005, the Company derived approximately 16% of its product revenue from one end user and 64% of product revenue as a result of sell through by three distributors.

During the nine months ended September 30, 2005, the Company derived approximately 25% of its total revenue from two end users and 43% of total revenue as a result of sell through by two distributors.

During the nine months ended September 30, 2005, the Company derived approximately 22% of its product revenue from 1 end user and 44% of product revenue as a result of sell through by 2 distributors.

During the restated three months ended September 30, 2004, the Company derived approximately 22% of its total revenue from one end user and 55% of total revenue as a result of sell through by two distributors.

During the restated three months ended September 30, 2004, the Company derived approximately 12% of its product revenue from one end user and 79% of product revenue as a result of sell through by two distributors.

During the restated nine months ended September 30, 2004, the Company derived approximately 36% of its total revenue from two end users and 34% of total revenue as a result of sell through by two distributors.

During the restated nine months ended September 30, 2004, the Company derived approximately 22% of its product revenue from one end user and 48% of product revenue as a result of sell through by two distributors.

During the three months ended September 30, 2005, the Company derived approximately 70% and 14% of its total revenue from end users or distributors located in Asia and Europe, respectively.

During the three months ended September 30, 2005, the Company derived approximately 91% of its product revenue from end users or distributors located in Asia.

During the nine months ended September 30, 2005, the Company derived approximately 74% and 12% of its total revenue from end users or distributors located in Asia and Europe, respectively.

During the nine months ended September 30, 2005, the Company derived approximately 88% of its product revenue from end users or distributors located in Asia.

During the restated three months ended September 30, 2004, the Company derived approximately 65% and 22% of its total revenue from end users or distributors located in Asia and Europe, respectively.

During the restated three months ended September 30, 2004, the Company derived approximately 93% of its product revenue from end users or distributors located in Asia.

During the restated nine months ended September 30, 2004, the Company derived approximately 69% and 20% of its total revenue from end users or distributors located in Asia and Europe, respectively.

During the restated nine months ended September 30, 2004, the Company derived approximately 94% of its product revenue from end users or distributors located in Asia.

Four of the Company’s customers accounted for approximately 73% of the total accounts receivable balance at September 30, 2005.

Three of the Company’s customers accounted for approximately 71% of the total accounts receivable balance at restated September 30, 2004.

Three of the Company’s major vendors accounted for approximately 98% of total purchases for the nine months ended September 30, 2005.

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

The following table provides a reconciliation of amounts previously reported in the Company’s Form 10-QSB for the quarter ended September 30, 2004 with amounts previously adjusted for the restatement as a result of the change in accounting policy and as a result of the Audit Committee’s investigation.  In reviewing the restated Consolidated Statement of Operations, it should be taken into consideration that the restated financial information reflects unaudited adjustments.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

 RESTATED CONSOLIDATED BALANCE SHEET (unaudited)

(in thousands)

	September 30, 2004
	Previously	Restatement	Restated
	Reported(1)	Adjustment	Total
ASSETS
Current assets
Cash and cash equivalents	$2,511	$—	$2,511
Accounts receivable, net(2)	3,297	(2,247)	1,050
Inventories, net(3)	1,845	1,404	3,249
Prepaid expenses and other current assets	221	—	221
Deferred tax asset(4)	195	(195)	—
Total current assets	8,069	(1,038)	7,031
Property and equipment, net	114	0	114
Other assets
Patents, net	109	—	109
Other intangible assets(5)	173	(59)	114
	$8,465	$(1,097)	$7,368
Current liabilities
Accounts payable and accrued expenses	$1,606	$—	$1,606
Deferred distributor revenue(6)	—	1,354	1,354
Deferred contract revenue	96	—	96
Deferred warranty	—	—	—
Total current liabilities	1,702	1,354	3,056
Stockholders’ equity
Common stock	118	—	118
Additional paid-in capital	18,074	—	18,074
Accumulated deficit	(11,429)	(2,451)	(13,880)
Total stockholders’ equity	6,763	(2,451)	4,312
	$8,465	$(1,097)	$7,368

Restatement of Previously Reported Quarterly Financial Information

(1)   As previously reported in the Company’s Quarterly Reports on Form 10-QSB.

(2)   Accounts Receivable:  Restatement for September 30, 2004 consists of $2,247,000 reduction associated with the deferred revenue utilizing the sell through method.

(3)   Inventory:  Restatement for September 30, 2004 represents an increase of $2,174,000 for finished goods inventory held at distributors.  This amount was adjusted by $770,000 of reserves against inventory held at distributors and in-house.

(4)   Deferred Tax Asset: The $195,000 originally recorded for the fiscal year ended December 31, 2003 was deemed no longer applicable based upon restatement of the Fiscal Year ended December 31, 2003.

(5)   Other Intangible Assets: The $59,000 adjustment reflects with expensing of various items previously being amortized.

(6)  Deferred Distributor Revenue:  The restatement reflects the change in recognition of reporting distributor revenue to a sell through or point of sale method of accounting revenue.  This number is based on POS reports received by the Company’s distributors.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

RESTATED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Three Months Ended September 30, 2004
	Previously	Restatement	Restated
	Reported(1)	Adjustment	Total
Revenues
Product sales(2)	$1,133	$257	$1,390
Royalties(3)	790	(344)	446
Consulting	161	—	161
	2,084	(87)	1,997
Costs and expenses
Product sales(4)	760	394	1,154
Research and development	664	-.-	664
Selling, general and administrative(5)	988	(355)	633
	2,412	39	2,451
Operating loss	(328)	(126)	(454)
Other (expense) income
Interest expense	—	—	—
Interest income	5	—	5
	5	—	5
Net Income (Loss) before Taxes	(323)	(126)	(449)
Income Tax Benefit	—	—	—
Net (Loss) Income	(323)	(126)	(449)
Accumulated deficit - beginning	(11,107)	(2,324)	(13,431)
Accumulated deficit - ending	$(11,429)	$(2,450)	$(13,880)
Basic and diluted loss per common share	$(0.03)	$(0.03)	$(0.06)
Weighted average common shares outstanding - basic and diluted	11,566

Restatement of Previously Reported Quarterly Financial Information

(1)   As previously reported in the Company’s Quarterly Reports on Form 10-QSB.

(2)    Product Sales:  The restated number reflect the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting and is based on reports from the Company’s distributors.  This change translated into a net increase of $257,000 for the three months ended September 30, 2004.

(3)   Royalty Revenue:  The restated royalty revenue reflects the net effect of the discount given to STMicroelectronics for specific customers of $344,000 for the three months ended September 30, 2004.   These discounts were originally recorded in SG & A as a royalty expense.

 (4)    Cost of Product Sales:  The restated numbers reflect the change in the cost of goods sold based on the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting.

(5)     Selling, General and Administrative:  The $355,000 reduction in SG&A was the result of the restatement of the royalty expense associated with discounts given to STMicroelectronics for specific customer.  These discounts have been restated against royalty revenue for the three months ended September 30, 2004.  In addition there was a reduction of $11,000 as a result of the recording of these commissions in a prior quarter.

Restatement of Previously Reported Quarterly Financial Information

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

RESTATED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

(in thousands, except per share data)

	Nine Months Ended September 30, 2004
	Previously	Restatement	Restated
	Reported(1)	Adjustment	Total
Revenues
Product sales(2)	$3,866	$63	$3,928
Royalties(3)	1,601	(711)	890
Consulting	615	50	665
	6,082	(598)	5,483
Costs and expenses
Product sales(4)	2,500	742	3,240
Research and development	1,981	—	1,982
Selling, general and administrative(5)	2,628	(722)	1,906
	7,109	20	7,128
Operating loss	(1,027)	(618)	(1,645)
Other (expense) income
Interest expense	—	—	—
Interest income	16	—	16
	16	—	16
Net Income (Loss) before Taxes	(1,011)	(618)	(1,629)
Income Tax Benefit	—	—	—
Net (Loss) Income	(1,011)	(618)	(1,629)
Accumulated deficit - beginning	(10,418)	(3,462)	(13,880)
Accumulated deficit - ending	$(11,429)	$(4,080)	$(15,509)
Basic and diluted loss per common sha	$(0.09)	$(0.05)	$(0.14)
Weighted average common shares outstanding - basic and diluted	11,429

Restatement of Previously Reported Quarterly Financial Information

(1)    As previously reported in the Company’s Quarterly Reports on Form 10-QSB.

(2)    Product Sales:  The restated number reflect the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting and is based on reports from the Company’s distributors.  This change translated into a net increase of $63,000 for the nine months ended September 30, 2004.

(3)   Royalty Revenue:  The restated royalty revenue reflects the net effect of the discount given to ST for specific customers of $711,000 for the nine months ended September 30, 2004.   These discounts were originally recorded in SG & A as a royalty expense.

 (4)    Cost of Product Sales:  The restated numbers reflect the change in the cost of goods sold based on the change in recognition of reporting of distributor revenue to a sell through or point of sale method of accounting.

(5)     Selling, General and Administrative:  The $722,000 reduction in SG& A was the result of the restatement of the royalty expense associated with discounts given to STMicroelectronics for specific customer.  These discounts have been restated against royalty revenue for the nine months ended September 30, 2004.  In addition there was a reduction of $11,000 as a result of the recording of commissions in a prior quarter.

13.          Subsequent Events

On October 5, 2005, Apogee Technology, Inc. (the “Company”) completed a transaction with SigmaTel, Inc. (“SigmaTel”), whereby certain assets of the audio division were sold, including the Direct Digital Amplifier (DDX®) technology and the associated royalties from its license agreement with ST, to SigmaTel for approximately $9.4 million plus a one-year earn-out of potentially up to $4.5 million (the “Transaction”). No assurance can be given that this earn-out will be realized.  In addition, the Company’s engineering and marketing staff related to the audio division were offered positions at SigmaTel as a part of the Transaction.

The Company used proceeds from the Transaction to repay approximately $2.1 million owed to Laurus Master Fund, Ltd., pursuant to the Company’s Secured Convertible Note and the related Securities Purchase Agreement dated as of August 9, 2005 and to pay certain expenses related to the Transaction.  The Company intends to use the proceeds to design, develop and market its emerging line of MEMS-based products.

Although the Company retained substantially all of its audio division related agreements (with the exception of the royalty rights from the license agreement with ST) and its DDX inventory, the Company intends to discontinue the operations of its audio division upon completing the sale of these remaining assets.

On October 20, 2005 proceeds from the SigmaTel transaction were used to repay the $250,000 loan from David Spiegel, a shareholder and the $250,000 loan from Herbert Stein, Chief Executive Officer, President and Chairman of the Board as well as all accrued interest.

The Company and certain of the Principal Stockholders also entered into an additional Indemnification Agreement.  The Company is authorized to indemnify the Principal Stockholders in the event any one or more of them has to satisfy any obligations thereunder.

The following Table presents the pro-forma effect of the DDX technology sale and subsequent payment on the Notes as of September 30, 2005.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited) (in Thousands)

	As Reported September 30, 2005	Effect of DDX Sale and Note Repayment		Pro Forma September 30, 2005
ASSETS
Current assets
Cash and cash equivalents	$812	$5,519	(1)(2)	$6,331
Accounts receivable, net of allowance	465	—		465
Inventories, net	1,952	—		1,952
Deferred costs other	368	(368)	(3)	—
Deferred note financing costs	306	(306)	(4)	—
Prepaid expenses and other current assets	62	—		62
Total current assets	3,965	4,845		8,810
Property and equipment, net of accumulated depreciation of $427	117	(100)	(3)	17
Other assets
Patent, net of accumulated amortization of $147	266	(170)	(3)	96
Escrow	—	320	(1)(3)	320
	$4,348	$4,895		$9,243
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$1,706	$(676)	(1)(2)	$1,030
Deferred distributor revenue	1,724	-		1,724
Note payable other	2,000	(2,000)	(2)	—
Officer and shareholder loans	500	(500)	(2)	—
Advances	205	(205)	(1)	—
Deferred contract revenue	73	—		73
Total current liabilities	6,208	(3,381)		2,827
Commitments and Contingencies	—	—		—
Stockholders' equity (deficiency)
Common stock, $.01 par value;
20,000,000 shares authorized, 11,838,332 issued and outstanding at September 30, 2005 and December 31, 2004	118	—		118
Additional paid-in capital	18,074	—		18,074
Accumulated deficit	(20,052)	8,276	(3)(4)	(11,776)
Total stockholders' equity (deficiency)	(1,861)	8,276		6,416
	$4,348	$4,895		$9,243

Notes to above Balance Sheet
(1) The DDX sale proceeds are as follows:	Gross proceeds	$9,420
	Less payoff of trade accounts payable	(661)
	Less payoff advance	(205)
	Less escrow	(420)
	Cash from DDX sale	$8,134

(2) Proceeds used for note repayment:	Cash from DDX sale	$8,134
	Less Laurus note	(2,000)
	Less premium on Laurus note and interest	(115)
	Less shareholder notes	(500)
	Net cash per above	$5,519

(3) Gain on DDX sale:	Gross proceeds	$9,420
	Less assets sold	(270)
	Less escrow reserve	(100)
	Less deferred deal costs	(368)

	Net gain	$8,682

(4) Loss on note payment:	Less premium on Laurus note	$(100)
	Less deferred financing costs	(306)
	Loss on note payment	$(406)
	Net gain per above	$8,276

Since the Company has generated substantial net operating loss carry forwards, no tax effect is expected as a result of these transactions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three-and nine-month periods ended September 30, 2005 and restated September 30, 2004 should be read in conjunction with the Company’s Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled “Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price” as well as other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The Company does not intend to update any such forward-looking statements.

OVERVIEW

The Company has traditionally designed, developed, and marketed silicon based products incorporating proprietary technologies.  The Company is currently in the process of evolving from an audio focused enterprise to a Micro-Electromechanical Solutions (“MEMS”) provider.  The Company is developing new System-on-Chip (“SOC”) products using its analog and digital circuit designs and MEMS technology for the consumer, automotive, communications and medical markets. Historically, under a licensing agreement with STMicroelectronics NV (“ST”), the Company developed intellectual property for use in royalty bearing products produced by ST. On October 5, 2005 the Company sold its audio business to SigmaTel, Inc., through the sale of assets associated with Direct Digital Amplification (“DDX”®) technology, as detailed in Note 13 — Subsequent Events, and as a result will discontinue its audio division after completing the sale of its remaining audio division assets.   Previous to the asset sale, the Company’s efforts had been focused as designing, developing and marketing patented all-digital, high efficiency DDX technology Integrated Circuits (“ICs”) which are used in a range of audio applications including:  home theater systems, powered speakers, car audio, commercial audio and PC multi-

media.  The Company has traditionally generated revenue from the sale of IC’s, IC related products, consulting work for third parties as well as royalties and license fees earned under the agreement with ST and other third parties.  The Company has marketed its products using a worldwide network of direct sales staff, independent sales representatives and distributors.  A primary goal in connection with the transition to the MEMS business is to use and leverage the experience in technology, development, and its international sales experience developed from the years in the audio business.   Now that the Company has chosen to evolve into a MEMS based solutions provider and due to a non-compete agreement associated with the October 5, 2005 sale of assets, the Company has chosen to exit the audio space entirely; and by the terms of a non-compete with SigmaTel, it cannot compete in the Class D audio/amplifier business for two years. The Company incurred a net loss of approximately $1.6 million and $4.6 million for the three and nine months ended September 30, 2005, as compared to a loss of approximately $449,000 and $1.6 million for the restated three and nine months ended September 30, 2004.  As of September 30, 2005, the Company had an accumulated deficit of approximately $20.2 million, as compared to a deficit of approximately $15.6 million at December 31, 2004.  The Company’s net losses and accumulated deficit (since 1995) result primarily from research costs associated with the Company’s efforts to develop and market its DDX technology.

As of September 30, 2005, the Company had 36 employees.  As a result of the audio business sale, the Company the Company has 11 employees.

During the three-month period ended September 30, 2005, the Company derived approximately 53% of its total revenue and 80% of its product revenue from three and four customers, respectively all of which was attributable to the audio division.  The Company has utilized a network of sales representatives and distributors, as well as sales offices in China, Hong Kong, Japan and Taiwan, to support the Company’s worldwide sales and marketing activities.  The Company is currently closing down its locations in China and Taiwan.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three- and nine-month periods ended September 30, 2005 and restated September 30, 2004 have been derived from the Company’s unaudited financial statements.  Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Statement of Operations Data:
Revenue	$1,520,186	$1,995,817	$3,949,566	$5,482,983
Costs and expenses	(3,066,056)	(2,450,063)	(8,535,375)	(7,128,163)
Other Income (expenses)	(30,738)	5,365	(28,065)	16,249
Net Loss	$(1,576,608)	$(448,881)	$(4,613,874)	$(1,628,931)

Shares Outstanding	11,838,332	11,796,332	11,838,332	11,796,332

Balance Sheet Data:
Total Assets	$4,148,235	$7,367,886	$4,348,235	$7,367,886
Stockholders’ equity (deficiency)	$(2,059,214)	$4,311,104	$(2,059,214)	$4,311,104
Loss per share (basic and diluted)	$(0.13)	$(0.06)	$(0.39)	$(0.14)

RESULTS OF OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain revenue and expense items.  The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Product Sales	76.16%	69.55%	84.22%	71.62%
Royalties	13.97	22.37	11.98	16.24
Consulting/Licensing	9.87	8.08	3.80	12.14

Cost of Sales	(73.81)	(57.79)	(75.33)	(59.09)
Research and Development	(51.66)	(33.25)	(58.45)	(36.15)
Sales, General and Administrative	(76.21)	(31.70)	(82.33)	(34.76)

Operating Loss	(101.68)%	(22.74)%	(116.11)%	(30.00)%
Other Income (Expense)	(2.02)	0.25	(0.71)	0.31
Net Loss	(103.70)%	(22.49)%	(116.82)%	(29.71)%

Revenue

The Company has traditionally derived its revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to original equipment manufacturers or sell through (point of sale) by distributors, all shipments are fulfilled from the Company’s warehouses in Hong Kong and/or Norwood, Massachusetts and revenue is reported net of returns; (2) royalty revenue, which consists of royalties paid by STMicroelectronics under the terms of the licensing agreement signed in February 2001 and (3) consulting income related to the development of custom ICs for STMicroelectronics and other third parties who are developing DDX and non-DDX based solutions.     See Note 2 of the financial statements — Revenue Recognition.

Total revenue declined by approximately $500,000 or 24% to $1.5 million for the three months ended September 30, 2005 from the restated three months ended September 30, 2004 of approximately $2.0 million.    Total revenue decreased by approximately 28% or $1.5 million to approximately $4.0 million for the nine months ended September 30, 2005 from approximately $5.5 million for the restated nine months ended September 30, 2004.  This decrease in revenue was due to reduced sales to the Company’s largest customers.

Revenue from the sale of the Company’s products, consisting of IC’s, as well as IC evaluation and reference boards, decreased by approximately17% or $200,000 to approximately $1.2 million for the three months ended September 30, 2005 from approximately $1.4 million for the restated three months ended September 30, 2004.  Product revenue also decreased by approximately 15% or $600,000 to approximately $3.3 million for the nine months ended September 30, 2005 as compared to $3.9 million for the restated nine months ended September 30, 3004. This decrease in product sales was related to weakness in demand from its key customers.

Revenue from non-product related items accounted for approximately 24% and 16% of total revenue for the three and nine months ended September 30, 2005, respectively, compared to revenue from non-product related items of approximately 30% and 28% of total revenue for the restated nine months ended September 30, 2004.  During the three and nine months ended September 30, 2005, the Company recorded royalties of approximately $212,000 and $473,000, compared to royalties of approximately $446,000 and $890,000 for the restated three and nine months ended September 30, 2004, representing a decrease of approximately 52% and 47% for the respective periods. The decrease in royalties is primarily due to the reduction in average selling prices of the products sold by STMicroelectronics and reduced royalty rates on certain products.  During the three- and nine-month periods ended September 30, 2005, the Company recorded $150,000 of consulting revenue as compared to approximately $161,000 and $665,800 of consulting revenue recorded for the restated three- and nine-month periods ended September 30, 2004.

Total revenue for the three and nine months ended September 30, 2005 and restated 2004 consisted of:

	For the Three-Month Period Ended September 30, (Unaudited)		For the Nine-Month Period Ended September 30, (Unaudited)
	2005	2004	2005	2004
		(Restated)		(Restated)
Product Revenue	$1,157,789	$1,388,132	$3,326,238	$3,926,841
Royalties	212,397	446,415	473,328	890,388
Consulting	150,000	161,270	150,000	665,754

Total:	$1,520,186	$1,995,817	$3,949,566	$5,482,983

Revenue from DDX products is expected to diminish over the next few quarters as DDX inventory is sold and deferred revenue is recognized through the POS reporting by distributors.  In addition, licensing revenue from the ST Licensing Agreement has been assigned in conjunction the sale of certain DDX assets.

It is anticipated that nominal revenue from MEMS’ related products will be generated by the end of 2005.

Cost of Revenue

Cost of revenue decreased as a result of reduced product revenue to approximately $922,000 and $2.8 million for the three and nine months ended September 30, 2005, respectively, compared to approximately $1.2 million and $3.2 million for the restated three and nine months ended September 30, 2004.  Cost of revenue primarily consists of purchasing finished semiconductor chips and costs associated with assembly, testing and shipping of those products as well as customs and storage fees associated with warehousing a large portion of the Company’s semiconductor products in Asia.  In addition, the Company has established reserves for slow moving, excess and obsolete inventories held at Apogee and at its distributors.  These provisions are reported as part of the Cost of Revenue.  Provisions for the three and nine months ended September 30, 2005 were approximately $255,000 and $576,000 compared to approximately $278,000 and $420,000 for the restated three and nine months ended September 30, 2004.  For the three and nine months ended September 30, 2005, the Company had gross margins before inventory reserve provisions of approximately 25% and 28%, respectively, compared to 37% and 28% in the same periods in 2004, as restated. This was due to price erosion on the sale of existing products, not offset by sales of higher margin newer products. Although the Company increased its reserve, no inventory write-off was recorded for either the three or nine months ended September 30, 2005 or the restated three and nine months ended September 30, 2004.  The Company is monitoring its inventory and as of September 30, 2005, the Company believes the reserves in place are adequate but will continue to re-evaluate on a quarterly basis or more frequently if market conditions warrant.

Research and Development (“R&D”) Expenses

Research and development expenses consist primarily of salaries and related expenses in the design, development and technical support of the Company’s products as well as direct support to current and potential customers.  Research and development expenses increased to approximately $785,000 and $2.3 million for the three months and nine months ended September 30, 2005, compared to approximately $664,000 and $2.0 million for the restated three and nine months ended September 30, 2004. This increase of approximately $121,000 or 18% and $326,000 or 16%, respectively, was primarily due to the acquisition of the MEMS Division and the related increased human resource costs of this new division partially offset by a reduction in vendor expenses.  For the three and nine months ended September 30, 2005 vendor expenses accounted for approximately $22,000 and $144,000 of total research and development costs, down from $61,000 and $294,000, respectively, for the restated three and nine month periods ended September 30, 2004.  Costs related to human resources for R&D were approximately $560,000 and $1.7 million for the three months and nine months ended September 30, 2005, compared to approximately $533,000 and $1.5 million for the restated three and nine months ended September 30, 2005.  This increase of $28,000 or 5% and $174,000 or 12% for the respective periods was a result of additional staffing for the new MEMS Division partially offset by a reduction in the human resource costs related to the audio Division.  During the nine months ended September 30, 2005, the Company introduced two IC products and one MEMS product.  The Company continues to invest in the development of its MEMS products. Due to the technical nature of the Company’s products, engineering and design support are critical parts of the Company’s strategy during both the development of its products and the support to its customers from product design to final production.  Management anticipates that it will continue to commit resources to research and development of MEMS related activities, but with the divestiture of the Company’s DDX Division in October 2005, R&D costs are expected to be reduced at least for the short term.  See Subsequent Events — Footnote 13 to the financial statements.

Selling, General and Administrative (“SG&A”) Expenses

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and sales of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses include costs of its Asian sales offices and support staff.  General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. The increase in SG&A was attributable principally to professional fees as well as increased support for the Company’s Asian offices and increased human resource costs.  SG&A expenses were approximately $1.2 million and $3.3 million for the three and nine months ended September 30, 2005, compared to approximately $632,000 and $1.9 million for the restated three and nine months ended September 30, 2004, an increase of approximately $526,000 or 83% and $1.3 million or 71%, respectively.  Professional expenses increased approximately $425,000 or 364% and $1.1 million or 351% to approximately $542,000 and $1.4 million for the three and nine months ended September 30, 2005 compared to approximately $117,000 and $300,000 for the restated three and nine months ended September 30, 2004.  Of this increase for the three months and nine months ended September 30, 2005, approximately $60,000 and $500,000, respective, was due to the legal expense associated with the Audit Committee’s investigation and subsequent restatement of the Company’s financial statements.  In addition, approximately $204,000 and $248,000 for the three and nine months ended September 30, 2005 was additional accounting expense related to the Audit Committees investigation and the Company’s restatement of the its financial statements.  The Company expects that administrative expenses will decrease now that it has become current with its SEC Filings.  Investor Relations, Public Relations, Recruiting and Director Fees accounted for a majority of the remaining increase in professional fees. Human resource costs increased approximately $81,000 and $126,000 to approximately $352,000 and $1.0 million during the three months and nine months ended September 30, 2005 compared to approximately $271,000 and $904,000 during the same periods in 2004, as restated, an increase of 30% and 14%, respectively.  This increase was primarily due to higher compensation, as well as, an increase in domestic staffing. Travel expense increased by approximately $8,000 or 15% and $62,000 or 39% to approximately $59,000 and $221,000 for the three and nine months ended September 30, 2005 compared to approximately $52,000 and $159,000 for the restated three and nine months ended September 30, 2004.  In addition, the Company increased the allowance for doubtful accounts by $15,000 and $40,000 for the three and nine months ended September 30, 2005 compared to $5,000 and $10,000 increase in the allowance for the restated three and nine months ended September 30, 2004.  Operating expenses are expected to be reduced over the next few quarters due to a reduction of staffing and other deductions as a result of the sale of certain DDX assets.  This trend is expected to continue until such time as staffing and other spending increases in conjunction with building the MEMS business.

Interest Income (Expense)

Interest income includes income from the Company’s cash and cash equivalents and from investments and expenses related to its financing activities.  During the three and nine months ended September 30, 2005, the Company generated interest income of approximately $4,800 and $10,900 compared to interest income of approximately $5,400 and $16,300 during the same periods in 2004.  As a result of the loans by Laurus Master Fund, Ltd. in August 2005 and loans by Mr. Herbert M. Stein and Mr. David Spiegel in May 2005, the Company incurred interest expense of approximately $17,400 and $20,900 for the three and nine months ended September 30, 2005.  This decrease in interest income for the three and nine months ended September 30, 2005 was primarily due to reduced interest on reduced cash as of September 30, 2005.

Financing costs of $324,000 were incurred as a result of the Laurus Master Fund, Ltd. Loan and recorded as deferred financing costs as of September 30, 2005.  During the three and nine months ended September 30, 2005, the Company recorded $18,000 of financing costs. These costs were paid in full upon completion of the SigmaTel transaction. See Subsequent Events — Note 13 to the financial statements.

Net Loss

The Company’s net loss for the three months ended September 30, 2005 was approximately $1.4 million or $0.12 per basic and diluted common share, compared to a net loss of approximately $449,000 or $0.06 per basic and diluted common share for the restated three months ended September 30, 2004.  For the nine months ended September 30, 2005 the Company reported a loss of approximately $4.4 million or $0.37 per basic and diluted common share, compared to a net loss of approximately $1.6 million or $0.14 per basic and diluted common share for the restated nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s principal source of liquidity at September 30, 2005 consisted of approximately $812,000 in cash and short-term investments and $2.5 million of available short term financing.  See Liquidity Section of Basis of Presentation — Note 1 to the financial statements.  This compares to approximately $1.9 million in cash and cash equivalents at December 31, 2004.  This decrease in cash was due to increased working capital requirements.

Net cash used in operations during the nine-month period ended September 30, 2005 increased to approximately $3.4 million compared to approximately $1.7 million in the restated nine-month period ended September 30, 2004.  The increase was mainly due to an increase in net loss and increases in allowances for doubtful accounts, slow moving, excess and obsolete inventory and accounts receivable reserves.  As of September 30, 2005, inventory, net of reserves, was approximately $2.0 million compared to inventory of approximately $3.2 million as of September 30, 2004.  Net accounts receivable was approximately $465,000 at September 30, 2005, down from approximately $1.0 million at September 30, 2004.  As of September 30, 2005, four major customers accounted for approximately 73% of the total accounts receivable balance.  The Company increased its reserve against bad debts to $145,000 as of September 30, 2005 from $105,000 as of December 31, 2004.  The Company believes this reserve is sufficient at this time.

Net cash used in investing activities for the nine months ended September 30, 2005 was approximately $138,000, compared to approximately $195,000 for the restated nine months ended September 30, 2004.

Net cash provided by financing activities for the nine months ended September 30, 2005 was approximately $2.5 million, compared to $1.9 million provided by financing activities for the nine months ended September 30, 2004.  During the nine-month period ended September 30, 2005, the Company received the proceeds from unsecured interest bearing loans in the amounts of $250,000 from David Spiegel, a shareholder and $250,000 from Herbert Stein, Chief Executive Officer, President and Chairman of the Board. These loans were payable upon demand and were not subject to any premium or penalty for prepayment. The loan interest rate is 6% per annum, payable monthly in arrears on the outstanding balance.   On August 11, 2005, the Company entered into agreements with Laurus Master Fund, Ltd., whereby the Company received $2.0 million in gross proceeds (with net proceeds of approximately $1.8 million) through the sale of a 120 day secured term note. In accordance with the terms of the note, the note was payable by the Company in cash during the first 120 days following the issuance of the note, and after the 120 day period it was payable in the amount of $62,500 per month in cash or convertible into the common stock, $0.01 par value per share, of the Company at a fixed conversion price of $1.05 per share. In connection with the financing, the Company paid certain costs and expenses of Laurus and has issued an immediately exercisable warrant with terms restricting exercise. The Laurus warrant provides for the purchase of 85,000 shares of common stock at a price of $1.22 per share. The warrant expires seven years after issuance. A finder for the transaction received a fee of 5% of the gross proceeds of the offering, together with a seven year warrant to purchase an aggregate of 8,500 shares of common stock immediately exercisable at a price of $1.22 per share. This offering was conducted as a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. With respect to the transaction with Laurus, the Company has entered into an agreement to register the common stock underlying the warrants and the common stock that may be received upon any conversion of the secured term note.  On October 5, 2005 proceeds from the SigmaTel transaction were used to repay the approximately $2.1 million owed to Laurus Master Fund, Ltd. as well as payment of certain expenses related to the transaction.

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

The Company believes that cash flow from operations as well as the funds from the audio division sale — See Subsequent event — Note 13 to the financial statements, as well as, amounts that may be raised from time to time in private offerings of its common stock as well as the amounts received in debt financings will be sufficient to support operations and fund capital equipment requirements at least through 2006.

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

Sales to Distributors:  At certain times the Company provides certain incentives such as stock rotation, price protection and other incentives to its Distributors.  Therefore, under the sell through method of revenue recognition the Company defers recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. Distributor payments received before revenue is recognized is recorded as deferred revenue.  Unsold inventory held at distributor is included as a component of finished goods inventory.   See the Company’s adoption of the sell through method - Note 12 to the financial statements.

In addition, the Company records royalty revenue when earned in accordance with the underlying agreements which are based upon sales of products commercialized from the company’s licensed technology. Consulting revenue is recognized as services are performed in accordance with the terms of the underlying consulting agreements.

Accounts Receivable

The Company performs credit evaluations of customers and determines credit limits based upon payment history, customers’ credit worthiness and other factors, as determined by the Company’s review of their current credit information.  For a majority of the larger sales, the Company can require the issuance of a Letter of Credit.  Smaller accounts must either pay via credit card or in advance of shipment.  The Company continuously monitor collections and payments from customers, and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  While the Company has not had any significant credit losses to date, the Company cannot guarantee that it will continue to avoid credit losses in the future.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Since accounts receivable are highly concentrated in a small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of the Company’s accounts receivable, liquidity or future results of operations.  Receivables associated with deferred distributor revenue have been reclassed and an allowance for doubtful accounts is maintained to ensure trade receivables are recorded at net realizable value.  Accounts receivable may fluctuate but are expected to diminish as a result of selling the inventory related to the DDX business.

Inventory

Apogee states its inventory at the lower of cost (first-in, first-out) or market.  This policy requires that the Company make certain estimates regarding the market value of the inventory, including an assessment of excess or obsolete inventory.  The Company determines excess and obsolete inventory based on an estimated future demand and estimated selling prices for the Company’s products within a specified time frame, which is generally 12 months.  The estimates used for expected demand are also used for short-term capacity planning and inventory purchasing and are consistent with revenue forecasts. In addition to current inventory of approximately $1.8 million, net of reserve, consisting of approximately $800,000 held at Apogee and $1.0 million held at distributors, there are inventory purchase commitments of approximately $1.2 million at September 30, 2005.   This compares to inventory, net of reserves, of approximately $2.7 million consisting of approximately $1.5 million held at distributors with the remaining $1.2 million at Apogee at December 31, 2004.  The Company is in the process of selling off this inventory through existing and new channels, however this ability to sell may be limited as a result of a non-compete agreement associated with the sale of assets to SigmaTel. The Company is required to seek SigmaTel’s consent in connection with all such sales.  Actual demand and market conditions may be different from those projected by management.  If the unit demand forecast is less than current inventory value, the Company will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the gross margin as well as the net operating results in the future.  During the three and nine months ended September 30, 2005, the Company recorded a provision for excess or obsolete inventory of approximately $255,000 and $576,000, respectively.  If actual market conditions are less than favorable than those projected by management, additional allowances may be required.  At September 30, 2005 approximately $400,000 of the $1.7million inventory reserve balance has been allocated against $1.2 million of non-cancelable purchase commitments.  Inventory for DDX parts will fluctuate but is expected to decrease over the next few quarters.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE HAD A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

As of September 30, 2005, the Company had a stockholder deficiency of $2.1 million and had an accumulated deficit of approximately $20.3 million and working capital deficiency of approximately $2.4 million.  The Company recorded a loss of approximately $1.6 million and $4.6 million for the three- and  nine-month periods ended September 30, 2005.  The Company recorded a net loss of approximately $3.4 million for the year ended December 31, 2004 and a restated net loss of approximately $270,000 in 2003.  The Company will need to generate revenue to achieve and sustain profitability and positive cash flow.  The Company’s ability to generate future revenue and achieve and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section.  If we are unable to achieve and sustain profitability, the Company’s share price would likely decline.

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF ANY OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

During the nine months ended September 30, 2005, the Company derived approximately 68% of its total revenue and 66% of product revenue from four and three customers, respectively.  The loss of any of the Company’s customers, or a significant decrease in the amount of revenue generated from any of these customers, would have a material adverse effect on its business, financial condition and results of operations.  The Company is developing new customers and markets in order to diversify the market applications of its products.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL OR SELL ASSETS IN ORDER TO CONTINUE TO PERFORM RESEARCH AND DEVELOPMENT AND OPERATE OUR BUSINESS, AND SUCH TRANSACTIONS MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS IF AT ALL.

Because we have historically had losses and only a limited amount of cash has been generated from operations, we have funded our operating activities to date primarily from the sale of securities. In order to continue to fund the development of our business, we will need additional capital, either through the sale of securities or through the sale of assets. We cannot be certain that any such financing or asset sales will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we sell assets that are currently used in the conduct of our business, those assets would no longer be available to us as a potential source of revenue generation, as is the case with the October 5, 2005 sale of assets. If we cannot raise sufficient additional capital through means available to us, it would adversely affect our ability to achieve our business objectives.

NEITHER OUR DISCLOSURE CONTROLS AND PROCEDURES NOR OUR INTERNAL CONTROL OVER FINANCIAL REPORTING CAN PREVENT ALL ERRORS OR FRAUD, AND IN THE PAST THESE CONTROLS AND PROCEDURES WERE NOT EFFECTIVE AND RESULTED IN RESTATEMENTS TO OUR FINANCIAL RESULTS.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that all misstatements due to error or fraud, if any, may occur and not be detected on a timely basis. These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of errors or mistakes. Our controls and procedures can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Furthermore, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. While we seek to design our controls and procedures to provide reasonable assurance that information required to be disclosed in our periodic filings is timely disclosed, these inherent limitations expose us to breakdowns in such controls and procedures. For example, while our certifying officers believed that the design of our controls and procedures would ensure that material information related to the Company would be made known to them on a timely basis, in light of the circumstances underlying the Restatement, these controls and procedures for the financial statement periods covered by the Restatement were not effective. We have made certain changes to our internal control over financial reporting that are designed to address these circumstances, although even these improvements to our controls and procedures cannot ensure that all errors or fraud will be prevented.

OUR BUSINESS IS CONCENTRATED IN A LIMITED NUMBER OF MARKETS AND ANY SIGNIFICANT CHANGE IN THESE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

Approximately 74% and 12% of the Company’s total revenue for the nine months ended September 30, 2005 were to customers in Asia and Europe, respectively.  All of the Company’s revenue was generated in the audio business, 88% of product revenue was from customers in Asia.  Prior to the sale of certain of its assets to SigmaTel, Inc., a significant percentage of the Company’s product revenue was to manufacturers producing DVD Receivers.  The Company will need to develop new markets and look to new sales channels in order to effectively market applications of its products.

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

OUR ABILITY TO ACHIEVE OR SUSTAIN REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO FIND NEW LICENING RELATIONSHIPS OR MAINTAIN OUR EXISTING LICENSING RELATIONSHIPS.

Part of our business strategy has been to expand our licensing activities with STMicroelectronics and to enter into licensing relationships with other companies in order to offer products to a larger customer base than could be reached through our own development and marketing efforts.  These have primarily been with our audio division.  We have believed that such relationships can accelerate market penetration of our products and technologies, while limiting our manufacturing exposure and sales and marketing costs.  However, we no longer own the assets associated with our audio division, therefore, may not be able to expand or maintain our existing licensing relationships or establish new licensing relationships on commercially reasonable terms, if at all.  Any future inability by us to maintain our licensing relationships or to enter into additional licensing relationships, or the failure of one or more of our licensing relationships to contribute to the development and maintenance of a market for our products, could have a material adverse effect on our business, operating results and financial condition.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

We have changed our primary line of business, we will experience fluctuations in our quarterly operating results as we have in the past and it is likely that these fluctuations will continue in the future.  These fluctuations are caused by many factors, including, but not limited to:

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

WE HAVE RECENTLY REDUCED OUR WORKFORCE CONSIDERABLY, IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

We may not be successful in recruiting and retaining executive officers and other key management and technical personnel.  The competition for employees with the necessary high level of technical expertise to design, market and sell our products is intense, particularly in eastern Massachusetts and Asia.  As a result of the October 5, 2005 sale of certain assets to SigmaTel, Inc., will need to hire a number of additional technical personnel if we are sustain the development of new products and our ability to sell those products.  Because competition for highly skilled technical personnel is so intense, companies in Apogee’s industry are subject from time to time to complaints brought by competitors alleging interference with contractual relations or wrongful hiring of employees.  Such lawsuits may be costly, may divert management attention and resources from the operation of our business, and may therefore adversely affect our financial condition and results of operations.  In addition, the loss of the management and technical expertise of our senior management could seriously harm us.  Our employees may also be recruited away from us by our competitors.  The Company does not have in place employment contracts for some members of its senior management, including the CFO, COO and Vice President of Engineering.

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

WE DO NOT HAVE MANUFACTURING CAPABILITIES, AND AS A RESULT, WE RELY ON OUTSIDE FOUNDRIES TO MANUFACTURE OUR SILICON BASED PRODUCTS.

We have no manufacturing capabilities, nor do we have plans to establish any such capabilities.  Accordingly, we utilize outside semiconductor foundries, assembly and test companies to manufacture our silicon based products.  There are significant risks associated with our reliance on these foundries that can adversely affect our business, operating results and financial condition.  These risks include:

•                                          the ability to maintain foundry relationships, the failure of which could result in significant delays in  product introduction due to the time necessary to establish new relationships;

•                                          delays in production or shortages in product delivery as a result of production problems at outsidecontractors;

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

OUR ABILITY TO ACHIEVE REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO PERSUADE THE MARKET TO ADOPT OUR TECHNOLOGIES.

We face challenges in persuading manufacturers to adopt our products using MEMS technologies.  In order to adopt our products, manufacturers and engineers must understand and accept our new technology.  In addition, MEMS technologies may be more expensive or difficult to implement for some applications than traditional technologies.  For these reasons, prospective customers may be reluctant to adopt our technology.

INTENSE COMPETITION IN THE MEMS INDUSTRY COULD PREVENT US FROM ACHIEVING PROFITABILITY.

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

OUR BUSINESS WILL SUFFER IF WE EXPERIENCE DIFFICULTIES IN INTEGRATING ANY TECHNOLOGIES, PRODUCTS OR BUSINESSES WE ACQUIRE.

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

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS DISPUTES WHICH THAT COULD DIVERT MANAGEMENT’S ATTENTION AND COULD BE COSTLY.

The industries are characterized by vigorous protection and pursuit of intellectual property rights. From time to time, we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business.  For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular products from the market or necessitating that specific products offered for sale or under development be redesigned.

Irrespective of the validity or successful assertion of various claims of infringement, misappropriation or misuse of other parties’ proprietary rights, we would likely incur significant costs and diversion of our management and personnel resources with respect to the defense of such claims, which could seriously harm our business.  If any claims or actions are asserted against us, we may seek to obtain a license under a third party’s intellectual property rights.  We cannot be sure that under such circumstances a license would be available on commercially reasonable terms, if at all.  Moreover, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non- disclosure of such intellectual property.  We cannot be sure that the steps taken by us to prevent our or our customers’, misappropriation or infringement of the intellectual property will be successful.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include: cash, cash equivalents, accounts receivable and accounts payable.  At September 30, 2005, the carrying value of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

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

ITEM 1 — LEGAL PROCEEDINGS

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 11, 2005, the Company entered into agreements with Laurus Master Fund, Ltd., whereby the Company received $2.0 million in gross proceeds (with net proceeds of approximately $1.8 million) through the sale of a 120 day secured term note. In accordance with the terms of the note, the note was payable by the Company in cash during the first 120 days following the issuance of the note, and after the 120 day period it was payable in the amount of $62,500 per month in cash or convertible into the common stock, $0.01 par value per share, of the Company at a fixed conversion price of $1.05 per share. In connection with the financing, the Company paid certain costs and expenses of Laurus and has issued an immediately exercisable warrant with terms restricting exercise. The Laurus warrant provides for the purchase of 85,000 shares of common stock at a price of $1.22 per share. The warrant expires seven years after issuance. A finder for the transaction received a fee of 5% of the gross proceeds of the offering, together with a seven year warrant to purchase an aggregate of 8,500 shares of common stock immediately exercisable at a price of $1.22 per share. This offering was conducted as a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. With respect to the transaction with Laurus, the Company has entered into an agreement to register the common stock underlying the warrants and the common stock that may be received upon any conversion of the secured term note.  On October 5, 2005 proceeds from the SigmaTel transaction were used to repay the approximately $2.1 million owed to Laurus Master Fund, Ltd. as well as payment of certain expenses related to the transaction.

ITEM 3 —DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

(a)    Exhibits:

See Exhibit Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

Date: November 14, 2005	By: /s/ Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: November 14, 2005	By: /s/ Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial officer and Vice President of Finance
(principal financial officer and principal accounting officer)

FORM-10-QSB

SEPTEMBER 30, 2005

EXHIBIT INDEX

Exhibit
Number	Description
10.1*

Securities Purchase Agreement, by and between Apogee Technology, Inc. and Laurus Master Fund, Ltd., incorporated herein by reference from Exhibit 10.1 to the Registrant’s Form 8K as filed on August 9, 2005 (File No. 001-10456).

10.2

Master Security Agreement, by and between Apogee Technology, Inc. and Laurus Master Fund, Ltd., incorporated herein by reference from Exhibit 10.2 to the Registrant’s Form 8K as filed on August 9, 2005 (File No. 001-10456).

10.3	Form of Laurus Master Fund, Ltd. Warrant, incorporated herein by reference from Exhibit 10.3 to the Registrant’s Form 8K as filed on August 9, 2005 (File No. 001-10456).

10.4

Grant of Security Interest In Patents and Trademarks, by and between Apogee Technology, Inc. and Laurus Master Fund, Ltd., incorporated herein by reference from Exhibit 10.4 to the Registrant’s Form 8K as filed on August 9, 2005 (File No. 001-10456).

10.5

Registration Rights Agreement, by and between Apogee Technology, Inc. and Laurus Master Fund, Ltd., incorporated herein by reference from Exhibit 10.5 to the Registrant’s Form 8K as filed on August 9, 2005 (File No. 001-10456).

10.6	Form of Biscayne Capital Markets, Inc. Warrant, incorporated herein by reference from Exhibit 10.7 to the Registrant’s Form 8K as filed on August 9, 2005 (File No. 001-10456).

10.7

Secured Convertible Term Note, by and between Apogee Technology, Inc. and Laurus Master Fund, Ltd., incorporated herein by reference from Exhibit 10.7 to the Registrant’s Form 8K as filed on August 9, 2005 (File No. 001-10456).

10.8

Asset Purchase Agreement dated as of October 5, 2005, by and among SigmaTel, Inc., Apogee Technology, Inc., certain stockholders, and with respect to the provisions of Section 8.15 only, David B. Meyers, incorporated herein by reference from Exhibit 99.1 to the Registrant’s Form 8K as filed on October 7, 2005 (File No. 001-10456).

10.9

Escrow Agreement dated as of October 5, 2005, among SigmaTel, Inc., Apogee Technology, Inc., and Wells Fargo Bank, N.A., incorporated herein by reference from Exhibit 99.2 to the Registrant’s Form 8K as filed on October 7, 2005 (File No. 001-10456).

10.10

Indemnification Agreement dated as of October 5, 2005, among SigmaTel, Inc., Apogee Technology, Inc., Herbert M. Stein, H.M. Stein Associates, and Sheryl B. Stein. incorporated herein by reference from Exhibit 99.3 to the Registrant’s Form 8K as filed on October 7, 2005 (File No. 001-10456).

.
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