Form 10KSB/A
period 2004-12-31
APOGEE TECHNOLOGY INC
filed 2005-12-23
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 4

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

APOGEE TECHNOLOGY, INC.

By:	/s/ HERBERT M. STEIN	Date: December 23, 2005
Herbert M. Stein, President
Chief Executive Officer,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ HERBERT M. STEIN	President, Chief Executive Officer	December 23, 2005
	Herbert M. Stein	Chairman of the Board
By:	/s/ PAUL J. MURPHY	Chief Financial Officer	December 23, 2005
	Paul J. Murphy	Vice President of Finance
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