Form 10KSB
period 2005-12-31
APOGEE TECHNOLOGY INC
filed 2006-03-31
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

APOGEE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Commission File No:  000-30656

DELAWARE	04-3005815
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
129 MORGAN DRIVE	02062
NORWOOD, MASSACHUSETTS	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (781) 551-9450

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value Per Share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form  10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State issuer’s revenue for the most recent year:  $5.2 million

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 10, 2006 was $8,736,882.

The number of outstanding shares of the registrant’s Common Stock, $.01 par value, as of March 10, 2006 was 11,968,331.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: Certain information required in Part III of this Annual Report on Form 10-KSB is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on  May 25, 2006.

Transition Small Business Disclosure Format: Yes ☐   No ☒

PART I

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS AS DEFINED IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS “BELIEVES”, “ANTICIPATES”, “PLANS”, “EXPECTS”, AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE IMPORTANT FACTORS DISCUSSED IN ITEM 1, “DESCRIPTION OF BUSINESS”, AND ITEM 6, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, AMONG OTHERS, COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY FORWARD-LOOKING STATEMENTS MADE HEREIN AND PRESENTED ELSEWHERE BY MANAGEMENT FROM TIME TO TIME.

Item 1.                      BUSINESS

Apogee Technology, Inc. (“Apogee”, the “Company”, “we”, “us” or “our”) has traditionally focused on the design, development and marketing of audio amplifier integrated circuits (“ICs”) that incorporated  its proprietary Direct Digital Amplification (“DDX”) technology. As in prior years, the Company generated revenue from the sale of its audio IC’s and related products to consumer electronic manufacturers, consulting work for third parties, as well as, royalties and license fees earned under its agreement with STMicroelectronics  NV (“ST”) and other IC companies.

In May 2004, in order to expand our technology base and to further diversify our product and market opportunities, Apogee acquired a portfolio of Micro-Electromechanical Systems (“MEMS”) intellectual property, trade secrets and know-how developed by Standard MEMS, Inc. This portfolio of intellectual property has certain rights and royalty obligations associated with it and in the exhibit attached to this filing. Concurrently, Apogee hired key employees from the former Standard MEMS, Inc. and established a MEMS Division. MEMS are devices produced using high volume IC manufacturing techniques that include both electrical circuits and microscopic mechanical systems. Since the formation of the MEMS division, Apogee has been developing MEMS-based sensor and medical products.

On October 5, 2005, Apogee completed a transaction with SigmaTel, Inc. (“SigmaTel”), in which certain assets of our audio division were sold to SigmaTel, including the DDX® patents, related technology and the associated royalties from its license agreement with ST for approximately $9.4 million plus a one-year earn-out of potentially up to $4.5 million (“SigmaTel Transaction”). No assurance can be given that this earn-out will be realized and based on our reports received to date, the revenue generated from this earn-out is likely to be minimal, if anything at all. The Asset Purchase Agreement associated with the transaction provides for the payment of $420,000 of the purchase price into an escrow to be held for a period of eighteen (18) months in the event of a breach by us or any of our principal stockholders, of any representation or warranty made in connection with the transaction. In connection with the transaction, we agreed to indemnify SigmaTel upon the occurrence of certain events, as more fully described in the purchase agreement. The Company and certain of the principal stockholders also entered into an additional indemnification agreement. Apogee is authorized to indemnify the principal stockholders, who were signatories to the agreements, in the event any one or more of them has to satisfy any obligations thereunder. The SigmaTel Transaction has effectively ended our participation in the audio market and we expect to fully discontinue our audio business upon the completion of the sale of our remaining audio division inventory. We anticipate that these final sales may take some time, as this business line is no longer a focus of ours, but we are hopeful that the sales will occur on a reasonable schedule.

We reorganized the Company’s remaining MEMS division after the ending of our audio division into two business groups, the Sensors Products Group and the Medical Products Group. The Sensor Products

Group will focus on the design, development and marketing of proprietary MEMS/Nanotechnology based sensors for the consumer, industrial and automotive markets. In December 2005, we introduced our first sensor products, a family of miniature pressure sensors, trademarked under the Sensilica™ brand name. These sensors are presently being sampled to potential customers. We intend to sell these sensor devices as stand-alone die and as packaged solutions in a similar manner as employed in the marketing and sale of our former audio IC products. The Medical Products Group is currently focused on the design, development and marketing of MEMS based devices to provide enhanced delivery of a range of therapies through the skin, or transdermally. We have demonstrated the feasibility of our solution by performing efficacy tests with model drugs and have performed related testing to support the commercialization of our transdermal delivery device. Depending upon the results of our technology and product development activities, we may: (i) license our technology to third party medical device or pharmaceutical companies, (ii) develop, have made and market through distributors our own medical products, or (iii) partner with third party pharmaceutical companies to commercialize our products.

For some period of time a meaningful portion of our revenues will result from the residual revenues of our remaining audio inventory. Until the sensor and medical products business lines reach commercialization, and sufficient sales are made, we may have little revenue during this transition. We expect that our future revenues will initially be a result of sensor sales, potential licensing revenues resulting from the grant rights to its intellectual property, and consulting work from product or intellectual property development for third parties. It is likely that our MEMS-based medical products will take longer to commercialize, but the same business model will likely apply. Although the sales and marketing staff is not the same, we plan to leverage our past experience with a worldwide network of direct sales staff, independent sales representatives and distributors to support our Sensor Products Group and in conjunction with this we also intend to add new sales channels for our emerging medical products as appropriate. Also building on our past experience of contracting third party manufacturers to produce our IC products, we plan to continue to outsource the manufacturing of our sensor and medical products.

Apogee was organized as a Delaware corporation on July 1, 1987, and initially operated through its wholly owned subsidiary, Apogee Acoustics, Incorporated (“Acoustics”). Apogee discontinued its loudspeaker business under Acoustics in 1994 and since that time has focused on the research, development and commercialization of DDX amplifier technology and, since May 2004, on its MEMS technology.

Apogee maintains an Internet site at http://www.apogeemems.com. The information contained on our Internet site is not incorporated by reference in this report and it should not be considered part of this report. Apogee’s Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

Our New Businesses

Sensor Products Group and Market

The sensor industry is a highly diversified business with a wide range of applications and a broad range of markets, including consumer, automotive, medical, industrial and defense. We believe that this wide range of applications and large number of potential markets provides sensor providers, such as ourselves, the opportunity for good margins, nominal selling price erosion and the ability to defend market position. In addition, it is our view that many of the markets are relatively stable, which create long product life cycles compared to our traditional consumer audio markets. However, we are aware that these market benefits have attracted a large number of companies targeting many niche and some high volume applications, especially in the automotive market and therefore competition is increasing.

An array of technologies have recently been developed and employed in sensor applications. MEMS technology was adapted for sensor applications because it enables the integration of the sensor element and supporting electronics significantly lowering systems cost and size compared to previous approaches, which utilized multiple machined components and separate, discrete electronics. In addition, MEMS sensors can be produced at a relatively low cost because they can be produced using batch manufacturing methods built upon the infrastructure developed by the IC industry. One of the first MEMS devices developed were pressure sensors in the mid 1960’s. Since that time, MEMS technology has been applied to a multitude of applications including the measurement or sensing of flow, displacement, force, humidity, biological and chemical substances. According to a leading research firm, the global market size for sensors is forecasted to grow to over $12 billion by 2009. The current pressure sensor market size is approximately $2.2 billion, with the MEMS portion making up approximately $830 million of the total. Applications using MEMS pressure sensors include engine control, tire pressure monitoring, pump control, blood pressure monitoring and barometric pressure measurement.

Our Sensor Products

In December 2005, we introduced the Sensilica™ family of pressure sensor die, which support pressure measurement up to 1000 pounds per square inch (“PSI”). The product designation and potential applications for these devices are summarized in the table below. We initiated development of these devices in late 2004 and are currently sampling the products to potential customers. The qualification release of the sensors is expected to be completed in the first half of 2006.

Sensilica™ Products	Potential Applications
ATA0015A	Low Pressure (15 PSI) Altimeters, Barometric, Blood Pressure, HVAC
ATA0045A ATA0060A ATA0075A ATA0100A	Medium Pressure (15 PSI to 100 PSI) Engine Control, Tire Pressure, Scuba, Industrial Process Control (IPC)
ATA0200A ATA0300A ATA0500A ATA0750A ATA1000A	High Pressure (100 to 1000 PSI) IPC, Diesel Engine Control, Natural Gas

Sensilica pressure sensors are extremely small (0.8mm x 0.8mm x 0.4mm) MEMS-based piezoresistive pressure sensing die designed to support a range of sensing applications. We believe that the advantages of Sensilica sensors are derived from the novel manufacturing approach that creates a buried cavity within the silicon, yielding an extremely small, sensitive “All-Silicon” device. This simplified “All-Silicon” approach eliminates the need to bond wafers to create a pressure cavity thereby significantly reducing manufacturing cost and improving overall reliability. Most importantly, we believe, it reduces sensor size by a factor of four or more compared to traditional designs, providing significant cost advantages. As set forth in the chart above, Sensilica sensors are ideal for high volume applications where cost and performance are critical factors, such as tire pressure monitoring and disposable pressure sensing.

Our strategy is to market our Sensilica pressure die to manufacturers producing packaged sensors, transducers or other final products. In parallel with this effort we are developing packaged sensor products in order to provide end customers with a turnkey solution for pressure measurement. We also intend to add compensation electronics and other electronics, such as connectivity, to enhance our sensor product offerings and meet our customer demands. We expect to introduce packaged pressure sensor products in the second half of 2006. Based upon progress to date, we believe that the Sensor Products Group will be the first of our new product groups to generate revenue.

In order to expand our sensor product offerings, we entered into a cooperative agreement with The Research Foundation of State University of New York at Stony Brook and The Center for Advanced Technology (SensorCAT), to develop manufacturing methods and other new sensor technology to produce highly accurate, low cost micro-sensors. Under the agreement signed in November 2004, we will have the option to exclusively license the rights to commercialize technology jointly developed under this agreement. The primary research efforts are focused on combining nano-composite materials and silicon-based micro-fabrication processes to produce gas and chemical sensors.

Competition in the Sensor Products Industry

As discussed above we believe that the market for MEMS-based pressure sensors is robust enough that although there are companies that have greater market experience and substantially greater resources there are either applications or niche markets which exist where we can effectively compete. Any market advantage that we might be able to create, even in special applications or niche markets, could be quickly usurped by a larger, more experienced and financially able company. There is minimal intellectual property protection in the Sensor Products Group. To manage this highly competitive industry we are relying on a proprietary manufacturing processes, the advanced state of our technology, the breadth of the marketplace and the large number of potential applications for the MEMS based pressure sensors to serve as a buffer from our competitors. Companies developing or marketing pressure sensor products include All Sensors Corporation, Delphi Corporation, Endevco Corporation, Freescale Semiconductor, Inc, General Electric Company, Honeywell International, Inc., Infineon Technologies AG, Measurement Specialties, Inc., Silicon Microstructure Inc. and Texas Instruments, Inc.

Medical Products Group and Market

We are developing a proprietary MEMS-based device to enhance the delivery of drugs and other compounds through the skin. We have filed a patent on our MEMS-based device and we are working to commercialize this device in order to purse the rapidly growing transdermal drug delivery (“TDD”) market.

Historically, the delivery of drugs through the skin, or transdermally, has been done with a “patch”, which is a passive device approved by the U.S. Food and Drug Administration (“FDA”), to provide a therapeutic effect when applied to the skin. The advantage of a transdermal patch is that it offers patients a convenient, non-invasive, painless drug delivery with added benefits of steady delivery and potentially reduced side effects. Transdermal drug delivery solutions have been historically restricted to small molecule drugs because the skin is an effective barrier to the transmission of large molecule drugs into the body. Thus, it is impractical to transdermally deliver large molecule compounds such as proteins, vaccines and most biopharmaceuticals, without the addition of a chemical or physical method to enhance delivery. Research is ongoing in the development of technologies to increase drug delivery rates through the skin using electrical, pressure and thermal energy. Another area of research is in the creation of micro-pores in the skin to enhance TDD using microstructures, or micro-needles, made of various materials such as metal, glass and silicon. We are currently pursing a micro-needles based approach built upon our MEMS/Nanotechnology intellectual property.

We believe that the transdermal drug delivery market growth rate could be expanded to capture a larger percentage of the $550 billon dollar total drug market, with the adoption of new technologies that allow for the delivery of a broader range of therapies. Currently, the FDA has approved over 13 specific drug types and over 35 transdermal patches. According to a leading independent research organization, the worldwide market for TDD was $12.7 billion in 2005 with expected growth to $21.5 billion by 2010.

Potential applications for enhanced TDD systems include the delivery of pain management therapies, anxiety therapeutics, antidepressants, treatments relating to sexual dysfunction, vaccines and therapies for diabetes.

Our Medical Products and Regulation

We are working to commercialize a device that we believe provides enhanced delivery of drugs and other therapeutic compounds through the skin. Our initial efforts have been directed toward the definition and protection of our intellectual property (“IP”), the design and development of the micro-needle device, validation of the device’s efficacy, selection of a target application tied to specific market needs, establishment of manufacturing support to produce our products, and the definition of a plan to obtain FDA or other regulatory approval of our products. We summarize these activities below.

We filed a patent application on our micro-needle technology in 2005 and are working on additional patent applications. We are also pursuing licensing activities with leading academic institutions to expand our intellectual property position. In order to support these efforts, we have retained a patent firm that specializes in drug delivery technologies.

We have developed a low cost manufacturing process to produce our silicon-based micro-needles and have retained a qualified MEMS foundry to support production.  We have also retained the services of a certified medical device manufacturer to produce our patch prototypes for clinical testing and market development. Both of these manufacturers have the capability of supporting end product production. We are also developing proprietary manufacturing methods to apply and combine various drugs and other compounds into our products.

In order to validate the effectiveness of our medical products, we are working under development and service agreements with leading academic institutions. Apogee, in conjunction with the New Jersey Center for Biomaterials, has demonstrated significantly improved drug delivery rates into cadaver skin using two small molecule drugs. We have also demonstrated, in conjunction with Stony Brook University, the delivery of large molecule proteins into a living skin model. We have also developed protocols to support future in-vivo testing of our TDD system.

In order to determine the most appropriate therapeutic application of our TDD system, we are performing an in-depth market analysis with the support of third party consultants specializing in the drug delivery, as well as non-FDA regulated applications. As part of this selection process, we are reviewing the basic unmet therapeutic market needs, size, product development costs, development schedule, approval requirements, competitive position and other factors. We expect to complete the application selection in the first half of 2006 and to add the resources to pursue the timely development of the selected TDD product applications.

Our TDD products may require FDA approval before they can be sold. The FDA administers the Federal Food, Drug and Cosmetic Act (“FFDCA”) and has adopted regulations to administer the FFDCA. These regulations include policies that: i) govern the introduction of new medical devices; ii) require observing certain standards and practices in the manufacture and labeling of medical devices; and iii) require medical device companies to maintain certain records and report device-related deaths, serious injuries and certain malfunctions to the FDA. The FDA approval process is lengthy and can last several years before a product can be marketed and sold. In recognition of the requirements of this process and FDA application strategy, we have retained experienced consultants. The initial outline of a plan has been defined and we have begun our first biocompatibility tests. If FDA approval is required for our products, our progress on our Medical Products will be slowed substantially and our need for capital will be increased.

Competition in the Medical Products Industry

We believe that our transdermal drug delivery solution is more robust, has greater design flexibility, can address a broader range of therapies compared to competitive technologies. As a result of these market advantages and potential IP protection, which cannot be assured, we believe that we will be well positioned to compete effectively. However, despite our perceived advantages, our competitors are substantially larger, have been in this field longer and have financial resources significantly greater than our own. This is a highly competitive industry that requires significant capital and thus our business strategy with our medical products will accordingly be different than the strategy employed with our sensor products. It is more likely that we will work quickly towards strategic partnerships, especially to the extent our potential products cannot be realized without significant regulatory involvement. Companies developing similar products include 3M, Alza Corporation, BioValve Incorporated, NanoPass Technologies Limited, and Procter & Gamble.

Our Former Business

Former Audio IC Business

Apogee developed DDX technology as an all-digital, high efficiency audio amplifier solution to take advantage of the market opportunity created by the industry transition to digital audio transmission, recording and playback. The successful sale of over 35 million DDX ICs over the last five years validated the commercial benefits to consumer electronic manufacturers, which include reduced product size and cost, digital audio reproduction, increased audio functionality and extending playback time in battery applications. DDX ICs have been sold by and are continuing to be sold by ST, and in the future will be sold by SigmaTel, to manufacturers of home theater systems, flat-panel TVs, powered speakers, car audio, commercial audio, and PC multi-media.

We began the design, development and marketing of audio amplifier ICs in 1996 based upon our DDX technology and until the sale to SigmaTel, had released 25 different ICs. The DDX amplifier solution is implemented by the combination of a DDX Controller and a DDX Power Device IC. We released our first Controller IC, the “DDX-2000”, in 1999 and since that time have released six additional Controller ICs. These devices integrate from two to eight channels of DDX amplifier processing along with a range of digital audio processing functions. Since inception, the Company has developed and released 13 DDX power devices that can provide up to 240 watts of audio power. These integrated switched mode power devices operate at two to three times the efficiency of traditional audio amplifier ICs, thereby reducing amplifier size and cost. In 2004, we introduced a new family of all-in-one DDXi (“i” for integrated) amplification solutions that combine a DDX Controller and DDX Power Device into a single device reducing system cost, size and complexity. In addition to IC product sales, Apogee also previously licensed its DDX technology. Under an agreement with ST, one of the world’s largest semiconductor companies, we provided intellectual property to be used in royalty-bearing DDX-based IC products produced by ST. In addition, the Apogee and ST entered into a development agreement whereby the companies developed and marketed new IC products that leverage the DDX technology, ST’s intellectual property and IC design, development and manufacturing capability. The license and development agreements with ST are still in place, but we will not be developing new DDX products primarily due to a two-year non-compete agreement with SigmaTel. Royalties due Apogee under the ST license agreement have also been assigned and will be paid to SigmaTel.

In 2004, we licensed our DDX-Controller technology to Zoran Corporation, Infra-Com Ltd., and a video IC company in order to expand market opportunities for its DDX products. We completed the delivery of our DDX Controller technology to these companies and have received the bulk of the potential revenue under these agreements. We may receive some nominal revenues in the future under the agreements.

In August 2004, Apogee announced an agreement with Infra-Com Ltd. to jointly develop and market ICs that will enable manufacturers to provide pure digital wireless connectivity and amplification to speakers. The Israel-U.S. Bi-national Industrial Research and Development (BIRD) Foundation awarded this joint program $560,000 for research and development because of its technological and marketing innovation. Apogee and Infra-Com had worked together to design and develop an integrated solution that combines Apogee’s DDX Controller technology and Infra-Com’s IrGate infra-red transmission technology. We have completed our primary obligations under the agreement and have in place a license agreement whereby we will receive nominal royalties from the sales of Infra-Com/DDX products upon the successful development and sale of these products.

Our sales headquarters are located in Norwood, Massachusetts. With the sale of the audio business to SigmaTel, we closed our offices in China, Taiwan and Hong Kong. We continue to maintain an office in Japan and a warehouse in Hong Kong to support our ongoing Asian operations. We traditionally utilized sales representatives in Korea and Brazil as well as independent distributors in Hong Kong, China, Japan, Taiwan, and Singapore. These contracts have been terminated for the audio business activities and are being transitioned to support our emerging sensor products. We hope to leverage our past relationships for the benefit of our new businesses.

Current Business Operations

Research and Development

Sensor and Medical Product Groups

We are making significant investment in research and development to support our sensor and medical products business growth. Our new development staff has expertise in the MEMS design, manufacturing process, product testing, and verification and packaging solutions. To the extent it becomes necessary to support our emerging medical products, we plan to retain staff to support clinical trials and to work towards FDA and relevant regulatory compliance for our products. We expect that our investment in research and development will increase in 2006 as we add these additional resources. We have submitted one patent application for our medical products and we are working on additional applications.

Former Audio Business

Our previous research and development activities were primarily directed towards extending our patent protection for our audio technology, improving the overall performance of our technology, increasing the number of IC designs, and developing new product applications and expanding our technology base. Apogee’s core technology competencies included digital signal processing, digital, analog and power IC design and product system applications.

We were granted four patents on our DDX technology and had three patent applications covering DDX, power supply and related circuit designs. We sold our DDX patents to SigmaTel in October 2005, retained a patent application related to our power supply technology.

During the two years ended December 31, 2005 and 2004, Apogee spent approximately $2.7 million and $2.8 million, respectively, on research and development activities. We anticipate that in the short term we will reduce R&D expenditures but in the medium to long term we will meet or exceed these levels to support our sensor and medical products over time.

Marketing and Sales

We will continue to rely on a direct sales force, independent sales representatives and distributors to promote and sell our products worldwide. Our sales headquarters continue to be located in Norwood, Massachusetts.

The marketing and sales effort of the Sensor and Medical Groups are currently being supported from our U.S. and Japan offices. We intend to add additional independent distributors and representatives to market and sell our sensor and medical products. We have applied for trademark registration of the “Sensilica” brand name for its pressure sensor products.

In Asia, where most of the world’s consumer electronics products are manufactured and in order to support our audio business, we operated sales and application support locations in China, Hong Kong, Japan and Taiwan. In addition, Apogee utilized sales representatives in Korea and Brazil and independent distributors in Hong Kong, China, Japan, Taiwan, Singapore, Malaysia, Philippines, Thailand and India. With the sale of our audio business to SigmaTel, we consolidated our marketing and sales operations and closed the offices in China, Hong Kong and Taiwan. We have maintained our office in Japan to support future Asian sales from our emerging sensor business and to facilitate the remaining audio inventory sales. We are implementing new distributor and representative agreements with certain of our previous partners to support our sensor business.

Our audio business sales strategy was built around making it easy for the customer to utilize our products and technology. We developed and provided customers with data sheets, application information and evaluation board reference designs. We believe that this information, along with our application engineering support, enabled its customers to quickly adopt and develop demand for our former products. Apogee plans to apply this same strategic philosophy to our emerging sensor and medical product sales efforts.

Among other assets we sold our DDX trademark, as part of the SigmaTel Transaction. It is our intention to have Sensilica become as similar recognizable mark of quality. We also market our products by attending and exhibiting our products at key industry tradeshows, as well as through our website. We sold our former website, http://www.apogeeddx.com to SigmaTel and our current website is at http://www.apogeemems.com.

Manufacturing and Quality

We use ST, an ISO certified manufacturer and the company with which we have had a long relationship during our participation in the audio business, to produce our pressure sensor die. ST provides many services along with production including quality inspection, which greatly enhances our quality control capabilities. We are in a position to provide final test and inspection of the pressure sensor devices. The MEMS based drug delivery device prototypes are currently produced by an independent MEMS fabrication facility and a qualified medical device manufacturer. We believe that our suppliers will have the capacity to meet our projected production requirements for 2006 and beyond.  We inventory and ship our product offerings from our headquarters in Norwood, Massachusetts and from a warehouse in Hong Kong.

Former Audio Business

ST manufactured the majority of the DDX ICs with the exception of our DDX-2000 device, which was manufactured and supplied by OKI Semiconductor. We received fully tested and packaged devices that had passed the suppliers’ internal quality control at both ST and OKI.

Employees

As of December 31, 2005, Apogee had 12 employees, of which 11 were full-time employees, including 4 in research and development, 2 in sales and marketing and 6 in general and administration. Prior to the sale of the audio business to SigmaTel in October 2005, we had 36 employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. It is our belief that relations with our employees are good.

The following table sets forth certain information with respect to the executive officers of Apogee Technology as of December 31, 2005. All officers serve at the pleasure of the Board of Directors.

Executive Officers of the Company

Name	Age	Position
Herbert M. Stein	77	President, Chief Executive Officer and Chairman of the Board
Paul J. Murphy	58	Chief Financial Officer and Vice President of Finance
David B. Meyers	47	Chief Operating Officer

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

Mr.  Paul J. Murphy joined the Company in June 2005 in the role of Chief Financial Officer and Vice President of Finance, including the responsibilities of the Company’s Principal Accounting Officer. Prior to joining the Company, Mr. Murphy was an independent contractor with JH Cohn, LLP, an accounting firm, working on engagements with public companies to design, assess and test controls for Sarbanes-Oxley compliance. Prior to this he worked as the Senior Vice President, Chief Financial Officer and Treasurer of Artel Video Systems, Inc., a video networking technology company, and as Chief Financial Officer with four other companies, three of which were publicly traded issuers.

Mr.  David B. Meyers was appointed the Company’s Chief Operating Officer in February 2001. From January 2000 until February 2001 he was the Company’s Vice-President, Business Development. Since 1996 he has served under various research, engineering and development roles at Apogee and is one of the inventors of the DDX technology. Prior to joining the Company, Mr. Meyers was a principal engineer with Arinc Research Corporation and held engineering and research positions at Northrop Grumman Corporation and Rockwell International performing systems analysis and MEMS sensor development.

Item 1A.   RISK FACTORS

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-KSB. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

As of December 31, 2005, we had stockholders’ equity of approximately $5.5 million, an accumulated deficit of approximately $12.7 million and working capital of approximately $5.0 million. This compares to stockholders’ equity of approximately $2.6 million, an accumulated deficit of approximately $15.4 million and working capital of approximately $2.2 million for the period December 31, 2004. In the fiscal year ended December 31, 2005, we recorded an operating loss of approximately $5.5 million with a net profit of approximately $3.0 million from a gain of approximately $8.9 million. This net profit resulted from the sale of the DDX Division to SigmaTel, Inc. on October 5, 2005, for approximately $9.4 million, plus a one-year earn-out of potentially up to $4.5 million. No assurance can be given that this earn-out will be realized and based on our reports received to date the revenue generated from this earn-out is likely to be minimal, of anything at all. Our results in the fiscal year ended December 31, 2005 compare to an operating loss of approximately $3.4 million and a net loss of approximately $3.4 million for the fiscal year ended December 31, 2004. We will need to generate revenue to sustain profitability and positive cash flow. Our ability to generate future revenue and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section. If we are unable to achieve and sustain profitability, the Company’s share price would likely decline.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL OR SELL ASSETS IN ORDER TO CONTINUE TO PERFORM RESEARCH AND DEVELOPMENT AND OPERATE OUR BUSINESS, AND SUCH TRANSACTIONS MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

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

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

We have traditionally derived approximately 11% of our product revenue from one end user and 47% of our product revenue as a result of sell through to end customers by two distributors during the twelve months ended December 31, 2005 as compared to 20% of product revenue from one end user and 49% of product revenue as a result of sell through to end customers by two distributors during the 12 months ended December 31, 2004. In addition, we derived approximately 40% of total revenue from two distributors during the 12 months ended December 31, 2005, as compared to 70% of total revenue from two end users and two distributors during the 12 months ended December 31, 2004. The loss of any of our customers would have a material adverse effect on our business, financial condition and results of operations. With the sale of the audio business, Apogee’s traditional consumer electronic customer will not be supported with audio products after the sale of its remaining inventory.  We are working to develop new customers for our sensor and medical products but we can not guarantee that we will be able to succeed in these efforts.

AS A RESULT OF THE SALE OF OUR AUDIO BUSINESS THE COMPANY WILL NOT RECEIVE ROYALTIES FROM ST AND AUDIO PRODUCT REVENUE WILL END. AS A RESULT OUR ABILITY TO ACHIEVE OR SUSTAIN REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO FIND CUSTOMERS AND SELL OUR SENSOR AND MEDICAL PRODUCTS.

Apogee historically derived revenue from audio IC product sales, royalties pursuant to our license agreement with ST and others and consulting revenues from contracted audio product development. With the sale of our audio assets to SigmaTel in October 2005, we will no longer be receiving license revenue and future audio IC sales will diminish as we sells off our remaining inventory. The revenues from the earn-out with SigmaTel appear unlikely to materialize. Apogee released new sensor products in December 2005 and expects to generate revenue from the sale of these products in 2006. However, we may not have any revenues if we are unable to find customers and sell our sensor products.

THERE IS A NEW EUROPEAN-BASED ENVIRONMENTAL DIRECTIVE TO ELIMINATE HAZARDOUS MATERIALS IN ELECTRONIC PRODUCTS, AND AS SUCH, WE MAY NOT BE ABLE TO SELL OUR INVENTORY AND MAY HAVE INVENTORY THAT CAN ONLY BE SOLD IN LIMITED MARKETS.

The IC industry is responding to the European directive of Restriction of Hazardous Substances (“RoHS”) that will become effective in July 2006. As a result of this directive, semiconductor companies are working to remove lead and other hazardous materials used in their IC products. Apogee transitioned our IC products to conform to the RoHS standard during the first half of 2005. However, we have significant inventory that does not comply with this standard. Consequently, this inventory may not be sold timely or at all, although management has provided reserves for this possibility.

OUR BUSINESS IS CONCENTRATED IN A LIMITED NUMBER OF MARKETS AND ANY SIGNIFICANT CHANGE IN THESE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

Approximately 79% of our total revenue and 90% of the our product revenue for the twelve months ended December 31, 2005 were a result of revenue and product revenue to customers in Asia, respectively. This compares to approximately 67% and 20% of our total revenue to customers in Asia and Europe, respectively, and approximately 95% of product revenue to customers in Asia for the 12 months ended December 31, 2004. All of our revenue was generated in the audio business. Prior to the sale of certain of its assets to SigmaTel, Inc., a significant percentage of our product revenue was to manufacturers producing DVD Receivers. We have entered into a non-compete in connection with the sale of assets to SigmaTel, Inc., except for permissible sales of inventory. This non-compete agreement means that we will not be allowed to return to historical areas of revenue generation for a number of years. We will need to develop new markets and look to new sales channels in order to effectively market the new sensor and medical products.

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE; THEREFORE, OUR SUCCESS DEPENDS ON OUR ABILITY TO INTRODUCE NEW PRODUCTS IN A TIMELY FASHION.

The life cycle of the technology and any future products developed by us may be limited by the emergence of new products and technologies, changes in customer preferences and other factors. Our future performance will depend on our ability to consistently:

•       identify emerging technological trends in our market;

•       identify changing customer requirements;

•       develop or maintain competitive technology, including new product offerings;

•       improve the performance, features and reliability of our products, particularly in response to technological change and competitive offerings;

•       bring technology to market quickly at cost-effective prices; and

•       protect our intellectual property.

We may not succeed in developing and marketing new products that respond to technological and competitive developments and changing customer needs, and such products may not gain market acceptance or be incorporated into the technology or products of third parties. Any significant delay or failure to develop new enhanced technologies, including new product offerings, and any failure of the marketplace to accept any new technology and product offerings would have a material adverse effect on our business, financial condition and results of operations.

FAILURE TO COMPLY WITH LAWS AND GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS.

Some of our activities are regulated by federal and state statutes and government agencies. The expected manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the Drug Enforcement Agency, which we refer to as the “DEA,” the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration, and the Environmental Protection Agency (“EPA,”), as well as by foreign governments in countries where we distribute some of our products.

Noncompliance with applicable FDA policies or requirements could subject us to enforcement actions, such as suspensions of manufacturing or distribution, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies, such as the DEA, the EPA or various agencies of the states and localities. These enforcement actions, if they were to occur, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The FDA has the authority and discretion to withdraw approvals and review the regulatory status of marketed products at any time. For example, the FDA may require an approved marketing application for any drug product marketed if new information reveals questions about a drug’s safety or efficacy. All drugs must be manufactured in conformity with current Good Manufacturing Practices and drug products subject to an approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the approved application.

WE HAVE RECENTLY REDUCED OUR WORKFORCE CONSIDERABLY; IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

We may not be successful in recruiting and retaining executive officers and other key management and technical personnel. The competition for employees with the necessary high level of technical expertise to design, market and sell our products is intense, particularly in eastern Massachusetts and Asia. As a result of the October 2005 sale of certain assets to SigmaTel, we will need to hire a number of additional technical personnel if we are to sustain the development of new products and our ability to sell those products. Because competition for highly skilled technical personnel is so intense, companies in Apogee’s industry are subject from time to time to complaints brought by competitors alleging interference with contractual relations or wrongful hiring of employees. Such lawsuits may be costly, may divert management attention and resources from the operation of our business, and may therefore adversely affect our financial condition and results of operations. In addition, the loss of the management and technical expertise of our senior management could seriously harm us. Our employees may also be recruited away from us by our competitors. We do not have in place employment contracts for members of our senior management, including the CFO and COO.

WE DO NOT HAVE MANUFACTURING CAPABILITIES, AND AS A RESULT, WE WILL RELY ON OUTSIDE MANUFACTURERS TO PRODUCE OUR PRODUCTS.

We have no manufacturing capabilities, nor do we have plans to establish any such capabilities. Accordingly, we utilize outside manufacturers and assembly and test companies to produce our products. There are significant risks associated with our reliance on these manufacturers that can adversely affect our business, operating results and financial condition. These risks include:

•       the ability to maintain manufacturing relationships, the failure of which could result in significant delays in product introduction due to the time necessary to establish new relationships;

•       delays in production or shortages in product delivery as a result of production problems at outside contractors;

•       the loss of manufacturing priority that may limit our ability to obtain products on schedule;

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

OUR ABILITY TO ACHIEVE REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO PERSUADE THE MARKET TO ADOPT OUR PRODUCTS.

We face challenges in persuading manufacturers to adopt our products based upon new MEMS/Nanotechnologies. In order to adopt our products, manufacturers and engineers must understand and accept our new technology. In addition, our products may be more expensive or difficult to implement for some applications than products based on traditional technologies. For these reasons, prospective customers may be reluctant to adopt our products.

COMPETITION IN THE SENSOR AND MEDICAL INDUSTRY COULD PREVENT US FROM ACHIEVING PROFITABILITY.

The sensor and medical device industries are highly competitive, and we expect the intensity of the competition to increase. Many of our competitors have greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, our competitors may offer broader product lines and have greater name recognition than we do, and may offer discounts as a competitive tactic, forcing intense pricing pressure on our products. In addition, several development stage companies are currently creating or developing technologies and products that compete with or are being designed to compete with our technologies and products. Our competitors may develop or market technologies or products that are more effective or more commercially attractive than our current or future products, or that may render our technologies or products less competitive or obsolete. Accordingly, if competitors introduce superior technologies or products and we cannot make enhancements to our technologies and products necessary for them to remain competitive, our competitive position, and in turn, our business, revenues and financial condition, will be seriously harmed.

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

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE.

We have changed our primary line of business, and, as a result, we will experience fluctuations in our quarterly operating results as we have in the past and it is likely that these fluctuations will continue in the future. These fluctuations are caused by many factors, including, but not limited to:

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

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY BE INSUFFICIENT TO PROTECT OUR COMPETITIVE POSITION.

Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. We have acquired a portfolio of MEMS intellectual property and the Company is presently reviewing this portfolio to determine which of the acquired rights can be protected and will be most useful in its business. We cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.

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

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS DISPUTES WHICH THAT COULD DIVERT MANAGEMENT’S ATTENTION AND COULD BE COSTLY.

The sensor and medical device industries are characterized by vigorous protection and pursuit of intellectual property rights. From time to time, we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business. For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular products from the market or necessitating that specific products offered for sale or under development be redesigned.

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

Item 2.                        PROPERTIES

Apogee rents approximately 5,000 square feet of office space at 129 Morgan Drive, Norwood, Massachusetts from an entity controlled by a major stockholder. See Note 9 to the consolidated financial statements. This lease expired on December 31, 2005. Currently, Apogee is renting this facility on a month-to-month basis and believes that this rent is at a below market rate. In addition, the Company leases offices in Great River, New York and Hong Kong. Effective March 1, 2006, we closed the Great River, Long Island and Hong Kong offices.

Item 3.                        LEGAL PROCEEDINGS

In November 2004, Apogee commenced an action against National Hybrid, Inc. (Hybrid) in the United States District Court for the Eastern District of New York, claiming that as part of Hybrid’s procurement of the tangible assets from the secured lien holder of the bankrupt Standard MEMS, Inc. Hybrid had inadvertently obtained copies of files, containing in part, the intangible assets purchased by Apogee in May of 2004 as part of its MEMS acquisition. On December 31, 2005 a settlement agreement was completed whereby all claims by each party have been withdrawn and no further legal action will be pursued by any of the parties involved. Please see the exhibit attached to this filing for additional detail regarding the settlement.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on November 9, 2005. The following matters were voted upon:

(1)         Mr. Craig A. Dubitsky was elected by a plurality of the shares entitled to vote at the meeting to serve as our Director and to hold office until our annual meeting in 2008. This proposal was approved with 10,596,737 votes for the proposal, 88,700 votes against the proposal and no abstentions.

(2)         Mr. Alan W. Tuck was elected by a plurality of the shares entitled to vote at the meeting to serve as our Director and to hold office until the annual meeting in 2008. This proposal was approved with 10,596,737 votes for the proposal, 88,700 votes against the proposal and no abstentions.

(3)         The proposal regarding an increase in the 1997 Employee, Director and Consultant Stock Option Plan was not approved with 3,141,051 approved votes for the proposal, 2,940,237 against the proposal and 292,700 abstentions.

(4)         The shareholders ratified the appointment of Miller Wachman, LLP as the independent public accountants for the Company for the fiscal year ending December 31, 2005. This proposal was approved with 10,658,787 votes for the proposal, 10,650 votes against the proposal, and 6,000 abstentions and no broker non-votes.

Following the annual meeting, Apogee’s Board of Directors consisted of:  Mr. Craig A. Dubitsky, Mr. Arthur S. Reynolds, Mr. Herbert M. Stein, Ms. Sheryl B. Stein and Mr. Alan W. Tuck.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Apogee’s Common Stock was originally listed on the NASDAQ Stock Market (formerly the National Association of Securities Dealers’ Automated Quotation System) from July 15, 1988 to June 8, 1992 under the symbol APGG. The Common Stock was also listed on the Boston Stock Exchange under the symbol APG from February 14, 1990 until December 18, 1992.

From June 9, 1992 to September 1, 1999, Apogee’s Common Stock was quoted on the Over-the-Counter Bulletin Board (the “OTCBB”) of the NASDAQ Stock Market, Inc. under the symbol APGT. From September 1, 1999, the our Common Stock was no longer eligible for quotation on the OTCBB due to the phase-in implementation of NASD Rule 6530 requiring all OTCBB quoted companies to report their current financial information to the Securities and Exchange Commission. From September 1, 1999 to September 12, 2000, the Apogee’s Common Stock was quoted on the National Quotation Bureau’s Pink Sheets. On August 29, 2000, the Apogee’s Registration Statement on Form 10-SB to register its Common Stock under the Securities Exchange Act of 1934 was declared effective by the Securities and Exchange Commission and on September 12, 2000, the Common Stock resumed being quoted on the Over the Counter Bulletin Board (the “OTCBB”) under the symbol APGT. From September 14, 2001 to October 8, 2003 the Common Stock was quoted on The Nasdaq SmallCap Market under the symbol APGT. On October 5, 2003, the American Stock Exchange approved Apogee’s application to list its securities on the American Stock Exchange under the symbol ATA.

As previously reported, on August 2, 2005, Apogee received notice from the Staff of the American Stock Exchange indicating that AMEX has determined to proceed with an application to the Securities and Exchange Commission to remove the common stock of Apogee from listing and registration on AMEX. This action was taken because Apogee was no longer in compliance with the AMEX’s continuing listing standards due to the failure to file its Annual Report on Form 10-KSB for the year ended December 31, 2004 and a Quarterly Report on Form 10-QSB for the period ended March 31, 2005. On August 31, 2005 the American Stock Exchange notified the Company that it had completed the submission of all required periodic financial reports with the Securities and Exchange Commission, thereby regaining compliance with Sections 134 and 1101 of the Amex Company Guide. Subsequently, the Company was advised that the staff of the Amex recommended to the Hearings Department that the hearing related to the Company’s non-compliance be cancelled and the matter closed. Apogee remains on Amex and has had no further interaction with the Amex to date.

The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the American Stock Exchange. The bid quotations represent inter-dealer prices, without adjustment for mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.  All prices listed below have been adjusted to reflect post split prices.

	Common Stock
	High	Low
2004:
First Quarter	11.79	8.60
Second Quarter	9.15	8.30
Third Quarter	8.40	3.70
Fourth Quarter	4.70	3.45
2005:
First Quarter	4.49	1.95
Second Quarter	2.13	1.00
Third Quarter	1.22	0.88
Fourth Quarter	1.09	0.70

Stockholders

As of March 15, 2006, there were approximately 72 registered holders and approximately 1,114 beneficial holders of 11,968,332 outstanding shares of Common Stock.

Dividends

On August 12, 2003, the Board of Directors approved a two for one split of the Company’s Common Stock in the form of a 100% stock dividend. On December 11, 2003 each stockholder of record as of the close of business on November 17, 2003 received one share of Common Stock for each share held.

It is the present intention of management to not pay any dividends and retain any earnings to provide funds for the operation and expansion of the Company’s business.   Any future determination to pay dividends will be at the discretion of our board of directors and will depend on the Company’s results of operations, financial conditions, contractual and legal restrictions and other factors the board of directors deems relevant.

Unregistered Sales of Securities

Set forth in chronological order is information regarding shares of Common Stock sold and options granted by the Company during the period covered by this Annual Report on Form 10-KSB and not previously reported on the Company’s Quarterly Reports on Form 10-QSB. Also included is the consideration, if any, received by the Company for such shares and options and information relating to the section of the Securities Act of 1933, as amended, or rule of the Securities and Exchange Commission under which exemption from registration was claimed. All of the following securities were issued directly by Apogee and there were no underwriters or selling agents involved in these transactions.

As disclosed in the Company’s Current Reports on Form 8-K, on August 9, 2005, Apogee entered into agreements with Laurus Master Fund, Ltd. (“Laurus”), whereby the Company received $2,000,000 in gross proceeds through the sale of a secured convertible term note. The transaction closed on August 11, 2005. In accordance with the terms of the note, the note was payable by Apogee in cash during the first 120 days following the issuance of the note, and after the 120 day period it was payable in cash or convertible into the common stock, $0.01 par value per share, of Apogee at a fixed conversion price of $1.05 per share. In connection with the financing, the Apogee paid certain costs and expenses of Laurus and issued an immediately exercisable warrant with terms restricting exercise. The Laurus warrant provided for the purchase of 85,000 shares of common stock at a price of $1.22 per share. The warrant expired seven years after issuance.

Biscayne Capital Markets, Inc. served as a finder for the transaction, and received a fee of 5% of the gross proceeds of the offering, together with a seven year warrant to purchase an aggregate of 8,500 shares of common stock immediately exercisable at a price of $1.22 per share.

On December 5, 2005, we amended the terms of the 85,000 common share warrants with Laurus, whereby the registration rights associated with the warrant were terminated in consideration of a reduced exercise price, from $1.22 to $1.15, and the insertion of a cashless exercise provision.

The summaries of the material terms of the agreements discussed herein are qualified in their entirety by reference to the text of those agreements incorporated by reference herewith. The offering was conducted as a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 6.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THIS DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL STATEMENTS, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNDERTAINTIES. THE COMPANY’S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE FACTORS DISCUSSED ABOVE IN THE SECTION ENTITLED “RISK FACTORS” AS WELL AS OTHER FACTORS IN THIS ANNUAL REPORT ON FORM 10-KSB.

OVERVIEW

Apogee has traditionally designed, developed, and marketed integrated circuit (“IC”) products incorporating our proprietary DDX® audio amplifier technology to the consumer market. In addition, under a licensing agreement with STMicroelectronics NV (“ST”), we developed intellectual property for use in royalty bearing audio IC products produced by ST.   Apogee is currently in the final stages of the process of evolving from an audio focused enterprise to a provider of sensors and medical device products based upon its acquired Micro-Electromechanical Systems (“MEMS”) MEMS/Nanotechnologies. We released our first sensor products in December 2005 targeted for the consumer, automotive and industrial markets and we are currently developing a MEMS based device for transdermal drug delivery for the medical market.

From 1981 until 1995, Apogee was in the business of engineering, manufacturing and marketing high quality, high-end patented ribbon loudspeaker systems for use in home audio and video entertainment systems. Since 1995, we have focused on the development and commercialization of our proprietary amplifier technology, known as DDX® . DDX technology is an all-digital, high efficiency amplifier technology that provides true digital audio reproduction while lowering manufacturing cost compared to traditional analog amplifier solutions. Our initial DDX development efforts were directed toward the implementation of a digital controller design and the specifications of power designs to support DDX licensing objectives. Apogee signed an exclusive licensing agreement for audio applications with ST in February 2001, which was subsequently transitioned to a non-exclusive license in 2005. Under this licensing agreement with ST, Apogee developed and provided intellectual property to be used in royalty bearing products produced by ST.

In 1996 Apogee started the development of DDX-based semiconductor products. The first DDX-based IC product was released to production in late 2000 and since that time we have released over 20 additional IC products.  Apogee marketed and sold its semiconductor products to audio manufacturers using a worldwide sales and distribution network. We utilized two independent suppliers to produce our semiconductor products and contract manufacturers to produce circuit boards for customers who support the Company’s IC marketing activities. Apogee has marketed and intends to market our products using a worldwide network of direct sales staff, independent sales representatives and distributors.

As described above and set forth in our Current Report on Form 8-K as filed on October 11, 2005, on October 5, 2005, we completed a transaction with SigmaTel, Inc. (“SigmaTel”), whereby certain assets of our audio division were sold, including the DDX technology and the associated royalties from our license agreement with ST, to SigmaTel for approximately $9.4 million plus a one-year earn-out of potentially up to $4.5 million. And as a result of the transaction, we agreed to discontinue our audio division after completing the sale of our remaining audio division assets. No assurance can be given that this earn-out will be realized, and based on our reports received to date, the revenue generated from this earn-out is likely to be minimal, if anything at all. In addition, as part of the transition a significant portion of Apogee’s engineering and marketing staff related to the audio division left the Company after they were offered positions at SigmaTel.

As discussed, we have now chosen to evolve into a sensor and medical device provider based upon our MEMS and nanotechnologies. We have chosen to exit the audio space and by the terms of a non-compete with SigmaTel, signed in connection with our sale of assets to them, we can no longer compete in the Class D audio/amplifier business for a period two years.

At December 31, 2005, Apogee had an accumulated deficit of approximately $12.7 million, as compared to a deficit of $15.6 million as of December 31, 2004. Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with the Apogee’s efforts to design, develop and market its DDX technology as well as costs associated with our efforts to develop new products using our analog and digital circuit designs and MEMS technology.

In our former businesses, we outsourced the manufacturing, assembly and preliminary testing of its semiconductor products and evaluation boards. We intend to follow the same business model with respect to our sensor and medical products businesses. Our cost of revenue includes the third-party manufacturing, testing and assembly costs as well as costs associated with shipping. Research and development expenses consist primarily of salaries and related overhead costs associated with engineering activities as well as other materials and related services used in the development of our semi-conductor chips. Selling, general and administrative expenses consist primarily of employee compensation and overhead charges as well as expenses directly associated with the marketing our past and potential products. We expect our business structure to remain largely the same.

Restatement

On July 13, 2005 the Board of Directors of Apogee determined, following a report by the Audit Committee of the Board of Directors, that Apogee would restate its financial statements for the fiscal years ended December 31, 2003 and December 31, 2004 interim quarters. The investigation by the Audit Committee into various accounting matters, has determined that the recognition of revenue for transactions with third party distributors was not handled in accordance with generally accepted accounting principles (GAAP), and as a result that Apogee’s financial statements for the fiscal years ended December 31, 2003 and December 31, 2004 interim periods were misstated. Consequently, Apogee adopted a sell-through revenue recognition method for sales to distributors. See Note 2—Summary of Significant Accounting Policies—of the Consolidated Financial Statements. The adoption of the sell-through revenue recognition method was applied retroactively. Using the sell-through revenue recognition methodology, Apogee does not recognize sales into distribution channels until our distributors have sold the products to their customers. We had previously recognized revenue on sales to distributors using a sell-in methodology, pursuant to which the Apogee recognized revenue upon shipment to its distributors. See Note 19 - Change in Independent Registered Public Accounting Firm - of the Consolidated Financial Statements for additional information on the Audit Committee’s investigation and the Restatement.

Results of Operations

The following table sets forth financial statement data expressed as a percentage of sales.

	2005	2004
Product Sales	87.04%	71.20%
Royalties	9.29	17.18
Consulting/Licensing	3.67	11.62
Cost of Sales	76.68	63.19
Research and Development	52.38	45.95
Sales, General and Administrative	77.61	46.21
Operating Loss	(106.67)%	(55.35)%
Other Income*	163.74	0.38
Net Income (loss)	57.07%	(54.97)%

*                    Includes approximately $8.9 million in gain on sale of assets to SigmaTel, Inc.

Critical Accounting Policies

Apogee prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, judgments and assumptions that we believe are reasonable based upon the information currently available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Any future changes to these estimates and assumptions could have a significant impact on the reported amounts of revenue, expenses, assets and liabilities in our financial statements. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements: Revenue Recognition, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The following policies apply to the Company’s two major product sales categories for revenue recognition. Sales to end users (OEM):  Revenue is recognized under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from the company’s warehouse or delivered to the customer’s representative/freight forwarder. Sales to Distributors:  From time to time the Company provides stock rotation rights, price protection and other incentives to its Distributors. See Note 2—Summary of Significant Accounting Policies of the Consolidated Financial Statements. As a result of these incentives, the Company has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. The Company accrues the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date the Company has experienced minimal warranty returns.

In addition, we record royalty revenue when earned in accordance with the underlying agreements. Consulting and licensing revenue is recognized as services are performed.

Accounts Receivable

Apogee performs credit evaluations of customers and determines credit limits based upon payment history, customers’ creditworthiness and other factors, as determined by our review of their current credit information. For a majority of our larger sales, we can require the issuance of a Letter of Credit. Smaller accounts must either pay via credit card or in advance of shipment. We continuously monitor collections and payments from our customers, and we maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While we have not had any significant credit losses to date, we cannot guarantee that we will continue to avoid credit losses in the future. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Since our accounts receivable are highly concentrated in a small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, our liquidity or our future results of operations.

Inventory

Apogee states its inventory at the lower of cost (first-in, first-out) or market. This policy requires that the Company make certain estimates regarding the market value of the inventory, including an assessment of excess or obsolete inventory. Apogee determines excess and obsolete inventory based on an estimated future demand and estimated selling prices for our products within a specified time frame, which is generally 12 months. The estimates used for expected demand are also used for short-term capacity planning and inventory purchasing and are consistent with revenue forecasts. In addition to current inventory of approximately $1.3 million, net of reserve, consisting of $609,000 held at Apogee and $719,000 held at distributors. This compares to inventory, net of reserves, of approximately $2.7 million consisting of $1.5 million held at distributors with the remaining $1.2 million and an additional $135,000 in purchase commitments at December 31, 2004. The current inventory level is based on expected demand prior to the SigmaTel Transaction and not necessarily built for firm purchase commitments for the current customers.   If we are unable to sell the inventory in a relatively short period of time it, we will be required to take additional excess inventory charges or write-downs to net realizable value which will decrease the gross margin as well as the net operating results in the future. During the years ended December 31, 2005 and 2004, Apogee recorded a provision for excess or obsolete inventory of approximately $736,000 and $836,000, respectively.

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue

On October 5, 2005, Apogee completed a transaction with SigmaTel, Inc. whereby certain assets of the audio division were sold, including the DDX® technology and the associated royalties from its license agreement with ST for approximately $9.4 million, resulting in a gain of approximately $8.9 million, plus a one-year earn-out of potentially up to $4.5 million and as a result will discontinue its audio division after completing the sale of its remaining audio division assets. Based on our experience to date, it is unlikely that any of the earn-out will be received and if any is received it will be a minimal amount. Prior to the sale, the Company derived its revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to original equipment manufacturers or sell through point of sale (“POS”) by distributors. All shipments are fulfilled from the Company’s warehouses in Hong Kong and/or Norwood, Massachusetts and revenue is reported net of returns; (2) royalty revenue, which consists of royalties paid by STMicroelectronics under the terms of the licensing agreement signed in February 2001 and (3) consulting income related to the development of custom ICs for STMicroelectronics and other third parties who are developing DDX and non-DDX based solutions. See Note 2 of the consolidated financial statements—Revenue Recognition.

Apogee recognized revenue for the fiscal year ended December 31, 2005 of $5.2 million, a decrease of $1.0 million or 16% from revenue recognized in 2004 of approximately $6.2 million. During the twelve-month period ended December 31, 2005, we recognized revenue from product sales of $4.5 million, an increase of approximately $118,000 or 3% from product revenue recognized of approximately $4.4 million for the fiscal year ended December 31, 2004. Product sales consisted of semiconductor products, evaluation boards and reference boards sold directly to end users or POS revenue by tour distributors. This nominal increase in product revenue was the result of increased revenue recognized as a result of sell through of inventory by our distributors. As of December 31, 2005, Apogee recognized substantially all of the deferred revenue, approximately $479,000, related to two of our former distributors. At December 31, 2005, we formally terminated these distributor contracts and as a result expect no continuing involvement with these two distributors as it related to the audio business. In connection with the sale of the audio business, we terminated our remaining distributors but does anticipate continuing involvement with these distributors and anticipates being able to leverage these relationships in the new business lines.

Revenue from non-product related items of accounted for approximately $670,000 or 13% of total revenue for the twelve months ended December 31, 2005, compared to revenue from non-product related items of approximately $1.8 million or 29% of total revenue for the twelve months ended December 31, 2004. During the twelve months ended December 31, 2005, net royalty revenue recognized under the ST Licensing Agreement decreased by approximately $600,000 or 57% to $480,000 from $1.1 million during the same period in 2004. This decrease was partially due to royalty rate reductions granted ST. With the SigmaTel Transaction, the Company no longer recognizes royalties under the ST Licensing Agreement. As a result, no royalty revenue was recorded for the three months ended December 31, 2005. In addition, in 2005 the Company recognized consulting revenue of approximately $190,000, compared to approximately $716,000 for the twelve months ended December 31, 2004. As of December 31, 2004, approximately $180,000 of the consulting revenue was the final utilization from design services performed by STMicroelectronics as part of a $400,000 design credit in accordance with the terms of the licensing agreement with STMicroelectronics. Also included in the consulting revenue for the fiscal period ended December 31, 2004 was a $50,000 reclassification of consulting revenue originally recognized during the fourth quarter ended December 31, 2003.

Total revenue for the years 2005 and 2004 consisted of:

	2005	2004
Product Sales	$4,502,333	$4,383,912
Royalties	480,468	1,057,867
Consulting	190,000	715,854
Total:	$5,172,802	$6,157,633

Cost of Revenue

Cost of revenue was $4.0 million or 77% of revenue for the fiscal year ended December 31, 2005 compared to $3.9 million or 63% of revenue for the year ended December 31, 2004, a minimal increase of approximately $100,000. Cost of revenue primarily consists of purchasing finished semiconductor chips and costs associated with assembly, testing and shipping of those products as well as customs and storage fees associated with warehousing a large portion of the Company’s semiconductor products in Asia. Additionally, from an analysis of sales to inventory on hand and/or on order management determined that it was necessary to establish reserves for slow moving, excess and/or obsolete inventories held at Apogee or at distributors. These provisions are reported as part of the cost of revenue. Provisions for excess and obsolescence for the 12 months ended December 31, 2005 were approximately $736,000 compared to $836,000 for the 12 months ended December 31, 2004. This increase in cost of revenue was primarily attributable to a slight increase in product sales of the Company’s semiconductor products offset by a decrease in reserves for excess and obsolete inventory. For the fiscal year ended December 31, 2005, the Company recorded a gross margin from product sales of approximately 12%, compared to a gross margin from product revenue of approximately 11% for the same period in 2004. For the fiscal years ended December 31, 2005 and 2004, the Company wrote off approximately $44,000 and $116,000, respectively, of obsolete inventory. The Company constantly monitors its inventory and as of December 31, 2005 the Company believes the remainder of its inventory is appropriately valued and will continue to re-evaluate this on a quarterly basis or more frequently if market conditions warrant.

Operating Expenses

Research and Development Costs

The Company’s research and development (“R&D”) expenses consist primarily of salaries and related expenses in the design, development and technical support of the Company’s products as well as direct support to current and potential customers. Research and development expenses decreased by approximately $100,000 or 4% to approximately $2.7 million for the twelve months ended December 31, 2005, compared to approximately $2.8 million for the prior fiscal year.  In May of 2004 the Company acquired intellectual property and other intangibles from Standard MEMS, Inc. In addition, the Company hired several former employees of Standard MEMS, Inc. Total R&D costs associated with the MEMS division increased by approximately $687,000 or 219%, to approximately $1.1 million for the 12 months ended December 31, 2005 compared to $313,000 for the same period in 2004. Costs related to human resources for R&D were approximately $1.8 million for the twelve months ended December 31, 2005, compared to approximately $2.5 million for the prior fiscal year. This decrease of approximately $700,000 or 11% was the result of the SigmaTel Transaction and the transfer of the R&D staff to SigmaTel. Human Resource costs related to the audio division decreased by approximately $500,000 or 11% to approximately $1.3 million for the twelve months ended December 31, 2005, compared to approximately $1.8 million for the prior fiscal year. The MEMS division accounted for approximately $497,000 in human resource expenditure for the fiscal year ended December 31, 2005, compared to approximately $242,000 for the fiscal year ended December 31, 2004, an increase of $255,000 or over 100%.

Net of human resources costs, the MEMS Division accounted for approximately $552,000 of research and development expenses for the fiscal year ended December 31, 2005. This represented an increase of approximately $482,000 from $70,000 for the previous fiscal year.  Company’s initial focus with respect to the MEMS technology has been on the development of MEMS based sensors and medical devices. In addition to third party consultants, the Company has agreements with the University of Medicine and Dentistry New Jersey’s (UMDNJ) Laboratory for Drug Delivery, Lehigh University and Cornell University in the development of the medical device and the Research Foundation of State University of New York University in the development of advanced sensors. Expenses associated with these efforts were approximately $257,000 for the fiscal year ended December 31, 2005, compared to $26,000 for the fiscal year ended December 31, 2004, an increase of $231,000.

During the twelve months ended December 31, 2005, the Company introduced two IC products and nine sensor products. The Company continues to invest in the development of its sensor and medical device products.  Due to the technical nature of the Company’s products, engineering and design support are critical parts of the Company’s strategy during both the development of its products and the support to its customers from product design to final production. Management anticipates that it will continue to commit resources to research and development activities, but with the divestiture of the Company’s audio division in October 2005, R&D costs are expected to be reduced at least for the short term.

Selling, General and Administrative Costs

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and selling of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses include costs related to the Company’s Hong Kong, Taiwan and Japan (2005) sales offices. General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General & Administrative (“SG&A”) expenses were approximately $4.0 million for the year ended December 31, 2005 compared to $2.8 million for the year ended December 31, 2004. This represents an increase of approximately $1.2 million or 41%. The increase in SG&A, described below, was attributable primarily to increased legal and accounting fees as well as increased human resource costs.

Human resource costs increased approximately $81,000 or 6% to $1.43 million for the fiscal year ended December 31, 2005 from $1.35 million for the fiscal period ended December 31, 2004. This increase was primarily due to additional staffing as well as higher compensation both domestically and in Japan, partially offset by a reduction in staffing at the Hong Kong Office. Human resource costs, domestically, increased approximately $96,000 or 13% from $904,000 in 2004 to $1.0 million for the year ended December 31, 2005. This increase was primarily due to the hiring of Mr. Paul J. Murphy as the Company’s Vice President of Finance and Chief Financial Officer in June 2005, as well as increased wages and fringe benefits costs. In addition, human resource expenditures at the Company’s Japanese Office increased approximately $13,000 or 10% to $140,000 for the fiscal year ended December 31, 2005 from $127,000 as of December 31 2004. Human Resources at the Company’s Hong Kong Office decrease by approximately $50,000 or 16%, from $319,000 as of December 31, 2004 to $269,000 as of December 31, 2005. This decrease reflects the reduction in staffing at the Hong Kong office as a result of the sale of the Audio Division to SigmaTel, Inc. in October 2005. As of December 31, 2005, the Company employed a total of 12 employees, 10 domestically and 1 each located in the Hong Kong and Japanese Offices. Prior to the sale of the audio business to SigmaTel, Inc. in October 2005, the Company had 36 employees. This compares to 29 domestically and 6 in Hong Kong and 1 in Japan as of December 31, 2004.

Professional expenses increased approximately $946,000 or 187% to approximately $1.5 million for the twelve months ended December 31, 2005, compared to $507,000 (net of approximately $140,000 for the Japanese Consultant reclassed under human resources), for the previous 12-month period. Of this increase approximately $672,000 and $200,000, were as due to legal and accounting expenses, respectively, associated with the Audit Committee’s investigation and subsequent restatement of the Company’s financial statements. These expenses are expected to be non-recurring.   Legal expenses increased to approximately $789,000 for the 12-month period ended December 31, 2005, compared to approximately $117,000 for the previous 12-month period. In addition, accounting expenses increased to approximately $424,000 for the current 12-month period, compared to approximately $225,000 for the 12-month period ended December 31, 2004. The Company expects legal and accounting expenses will decrease now that it has become current with its SEC filings. Investor relations, public relations, recruiting and director fees accounted for a majority of the remaining increase in professional fees.

Other expenses contributing to the increase in SG&A were travel, opening the Taiwan office, as well as printing and filing expenses associated with the Company’s becoming compliant with the reporting requirements of the Securities and Exchange Commission (the “SEC”). Travel expense increased by approximately $22,000 or 10% to approximately $244,000 for the twelve months ended December 31, 2005 compared to approximately $222,000 for the previous 12-month period. In December 2004 the Company opened an office in Taiwan. Rent for this facility was approximately $18,000 for the fiscal year ended December 31, 2005. As a result of the audio division sale of assets to SigmaTel, this facility was closed effective as of December 31, 2005. As a result of restatement of our year ended December 31, 2003 and becoming compliant with the SEC for the fiscal year ended December 31, 2004, printing and filing fees for document submission to the SEC increased by approximately $20,000 or 81% to approximately $45,000 for the 12 months ended December 31, 2005 compared to $20,000 for the 12 months ended December 31, 2004.

Increases in SG&A were partially offset by a decrease in commissions, royalties and distribution expenses on products sales as a result of decreased shipments. Sales and Distribution expense for the 12 months ended December 31, 2005 decreased approximately $15,000 or 11% to $115,000 for the 12 months ended December 31, 2005 from $130,000 for same period in 2004. Operating expenses are expected to be reduced over the next few quarters due to a reduction of staffing and other deductions as a result of the SigmaTel Transaction. This trend is expected to continue until such time as staffing and other spending increases in conjunction with building the sensor and medical device business.

Interest Income (Expense)

Interest income includes income from the Company’s cash and cash equivalents and from investments and expenses related to its financing activities. During the twelve months ended December 31, 2005, the Company generated interest income of approximately $70,000 compared to interest income of approximately $23,000 during the same period in 2004. As a result of the loans by Laurus in August 2005 and loans by Mr. Herbert M. Stein and Mr. David Spiegel in May 2005, the Company incurred interest expense of approximately $38,000 for twelve months ended December 31, 2005. This increase in interest income for the twelve months ended December 31, 2005 was primarily due to interest on the net cash received of approximately $5.7 million as a result of the SigmaTel Transaction.

Financing Costs

On August 11, 2005, the Company entered into agreements with Laurus whereby the Company received $2.0 million in gross proceeds (with net proceeds of approximately $1.8 million) through the sale of a 120 day secured term note. In accordance with the terms of the note, the note was payable by the Company in cash during the first 120 days following the issuance of the note, and after the 120 day period it was payable in the amount of $62,500 per month in cash or convertible into the common stock, $0.01 par value per share, of the Company at a fixed conversion price of $1.05 per share. In connection with the financing, the Company paid certain costs and expenses of Laurus. Total expenses incurred in connections with this financing was approximately $424,000 including approximately $107,500 for due diligence and management fees, $100,000 paid to Biscayne Capital Markets, Inc. who served as a finder for this transactions and approximately $100,000 as a premium to Laurus with the remaining  $116,500 attributed to legal, escrow and other associated costs. The costs associated with this agreement are expected to drop as a result of the amendment to the warrants on December 5, 2005, which removed the registration rights associated with the securities issued in the financing.

Income Taxes

The Company has incurred state franchise taxes of approximately $20,000 and no income tax expenses to date. As of December 31, 2005 and 2004, the Company had available a federal net operating loss carryforward of approximately $8,454,000 and $13,107,000, respectively and a state net operating loss carryforward of approximately $4,037,000 and $6,867,000, respectively. These net operating loss carryforwards will expire at various times between 2006 and 2024.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are sale of the audio division and cash flows from operating activities, financing and investing activities. As of December 31, 2005, the Company had working capital of approximately $4.9 million, including approximately $5.5 million in cash and cash equivalents, as compared to working capital of approximately $2.2 million at December 31, 2004, which included $1.9 million in cash and cash equivalents. As of the years ended December 31, 2005 and December 31, 2004 the Company had no debt. Cash equivalents consist of certificates of deposit, which are highly liquid and have original maturities of no more than 90 days.  This increase in cash was the result of the SigmaTel Transaction. See Note 1 to the consolidated financial statements—Liquidity Section on Basis of Presentation.

Net cash used in operations during the twelve-month period ended December 31, 2005 increased to approximately $4.9 million compared to approximately $2.3 million in the twelve-month period ended December 31, 2004. This increase was mainly due to an increase in the operating loss incurred as a result of increased spending on professional fees.   As of December 31, 2005, inventory, net of reserves, was approximately $1.3 million compared to inventory, net of reserves, of approximately $2.7 million as of December 31, 2004. Net accounts receivable was approximately $153,000 at December 31, 2005, down from approximately $533,000 at December 31, 2004. As of December 31, 2005, five customers accounted for approximately 95% of the total accounts receivable balance. The Company had reserves against bad debts at $145,000 as of December 31, 2005 compared to a reserve of $105,000 as of December 31, 2004. The Company believes this reserve is sufficient at this time. As of December 31, 2005 the Company recorded a gain on the SigmaTel Transaction, net of expenses of approximately $8.9 million resulting in approximately $3.0 million in net income for the 12 months ended December 31, 2005.

Net cash provided by investing activities for the twelve months ended December 31, 2005 was approximately $8.5 million, compared to net cash used in investing activities of approximately $202,000 for the twelve months ended December 31, 2004.  On October 5, 2005, Apogee completed a transaction with SigmaTel, whereby certain assets of the Audio division were sold, including the DDX technology and the associated royalties from its license agreement with ST, to SigmaTel for approximately $8.6 million, net of certain transaction costs. Pursuant to the Escrow Agreement dated October 5, 2005 between SigmaTel and Apogee, $420,000 is to be held in escrow for a period of eighteen months for the purpose of compensating purchaser pursuant to the indemnification.

Net cash provided by financing activities for the twelve months ended December 31, 2005 was approximately $32,000, compared net cash provided by financing of approximately $1.9 million for the year ended December 31, 2004. Company raised $32,500 through the exercise of options by two employees.

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

The Company believes that cash flow from operations as well as the funds from the audio division sale, as well as, amounts that may be raised from time to time in private offerings of its common stock as well as the amounts received in debt financings will be sufficient to support operations and fund capital equipment requirements at least through 2006.

Item 6a.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include: cash, cash equivalents, accounts receivable and accounts payable. At December 31, 2005 and December 31, 2004, the carrying value of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

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

APOGEE TECHNOLOGY, INC.
Index to Financial Statements and Financial Statement Schedules

Financial Statements:

Item 8.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-K dated April 19, 2005, the Company received a letter on April 12, 2005 from its former independent registered public accountants, Anchin, Block & Anchin LLP (“Anchin”), notifying the Company that Anchin would not be able to complete its audit of the Company’s financial statements for the fiscal year ended December 31, 2004 and was resigning from its audit engagement, effective immediately. In addition, the letter notified the Company that a disclosure should be made to prevent reliance on the auditor’s previously issued audit report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2003 and the interim reviews of the Company’s financial statements for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.  In its letter, the auditors advised the Company that based on information provided by the Company, the auditors had concluded that revenue had been improperly recognized by the Company at December 31, 2003 and at each quarterly period thereafter with respect to sales to one of the Company’s customers, and that the accounts receivable from that customer had been overvalued. In addition, on April 18, 2005, the former auditors notified the Company’s audit committee that there are additional transactions in 2003 and 2004 that should be more closely reviewed by the Company and its new auditors to ensure that revenue was appropriately recognized. The retroactive adoption of the sell through method of revenue recognition discussed below corrected these transactions.

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

On May 16, 2005, the Company announced that it had hired Paul J. Murphy, as its Chief Financial Officer and Vice President of Finance effective June 1, 2005. Mr. Murphy assumed all of the responsibilities customarily associated with the role of Chief Financial Officer and Vice President of Finance, including the responsibilities of the Company’s Principal Accounting Officer.

On July 13, 2005, the Board of Directors of Apogee determined, following a report by the Audit Committee of the Board of Directors, that Apogee would restate its financial statements for the fiscal years ended December 31, 2003 and December 31, 2004 and interim quarters. The investigation by the Audit Committee into various accounting matters, which was completed in November 2005, determined that the recognition of revenue for transactions with third party distributors was not handled in accordance with generally accepted accounting principles (GAAP), and as a result that the Company’s financial statements for the fiscal years ended December 31, 2003 and December 31, 2004 and interim periods were misstated.

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

Item 8a.                 CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13d-15 (e) and 15d-15 (e)) as of the end of the period covered by this annual report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company’s current disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company was made known to them by others, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

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

PART III

Item 8b.                 OTHER INFORMATION

None.

Item 9.                        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held May 25, 2006.

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

Item 10.                 EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management,” “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” and “Code of Conduct and Ethics” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held May 25, 2006.  Disclosure regarding any amendments to, or waivers from, provisions of the Code of Conduct and Ethics that apply to our principal executive and financial officers will be included in a Current Report on Form 8-K within five business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of the American Stock Exchange, Inc.

Item 11.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Share Ownership” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held May 25, 2006.

Item 12.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Transactions” and “Executive Compensation—Employment Agreements, Termination of Employment and Change of Control Arrangements” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be held on May 25, 2006.

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

Item 13(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB.

Exhibit No	Description
3.1	Certificate of Incorporation of Apogee Technology, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-SB, as amended (File No. 000-17053).
3.2	Amendment of Certificate of Incorporation of Apogee Technology, Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-SB, as amended (File No. 000-17053).
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

10.2	Letter Agreement between Laurus Master Fund and Apogee Technology, Inc., dated December 5, 2005, filed with the Current Report on Form 8-K, dated December 7, 2005 (File No. 001-10456).
10.3	Termination of Registration Rights Agreement, dated December 5, 2005 filed with the Current Report on Form 8-K, dated December 7, 2005 (File No. 001-10456).
10.4	Apogee Technology, Inc. Amended and Restated Common Stock Purchase Warrant, filed with the Current Report on Form 8-K, dated December 7, 2005 (File No. 001-10456).
10.5

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

10.7	Form of Laurus Master Fund, Ltd. Warrant, incorporated herein by reference from Exhibit 10.3 to the Registrant’s Form 8Kas filed on August 9, 2005 (File No. 001-10456).
10.8

Grant of Security Interest In Patents and Trademarks, by and between Apogee Technology, Inc. and Laurus Master Fund, Ltd., incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8K as filed on August 9, 2005 (File No. 001-10456).

10.9

Registration Rights Agreement, by and between Apogee Technology, Inc. and Laurus Master Fund, Ltd., incorporated herein by reference from Exhibit 10.5 to the Registrant’s Form 8K as filed on August 9, 2005 (File No. 001-10456).

10.10	Form of Biscayne Capital Markets, Inc. Warrant, incorporated herein by reference from Exhibit 10.7 to the Registrant’s Form 8K as filed on August 9, 2005 (File No. 001-10456).
10.11

Secured Convertible Term Note, by and between Apogee Technology, Inc. and Laurus Master Fund, Ltd., incorporated herein by reference from Exhibit 10.7 to the Registrant’s Form 8K as filed on August 9, 2005 (File No. 001-10456).

10.12

Asset Purchase Agreement dated as of October 5, 2005, by and among SigmaTel, Inc., Apogee Technology, Inc., certain stockholders, and with respect to the provisions of Section 8.15 only, David B. Meyers, incorporated herein by reference from Exhibit 99.1 to the Registrant’s Form 8K as filed on October 7, 2005 (File No. 001-10456).

10.13

Escrow Agreement dated as of October 5, 2005, among SigmaTel, Inc., Apogee Technology, Inc. and Wells Fargo Bank, N.A., incorporated herein by reference from Exhibit 99.2 to the Registrant’s Form 8K as filed on October 7, 2005 (File No. 001-10456).

10.14

Indemnification Agreement dated as of October 5, 2005, among SigmaTel, Inc., Apogee Technology, Inc., Herbert M. Stein, H.M. Stein Associates, and Sheryl B. Stein, incorporated herein by reference from Exhibit 99.3 to the Registrant’s Form 8K as filed on October 7, 2005 (File No. 001-10456).

10.15	Settlement Agreement between Apogee Technology, Inc. and National Hybrid, Inc., dated December 31, 2005.

10.16*	Transfer Employment and Royalty Agreement, dated May 11, 2004.
14	Code of Conduct and Ethics, incorporated herein by reference to Exhibit 14 to the Registrant’s Form 10-KSB for the year ended December 31, 2003 (File No. 000-30656).
23

Consent of Independent Accountants to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 333-106316, 333-61486 and No. 333-90558) of the consolidated financial statements which appear in this Annual Report on Form 10-KSB.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer.
32	Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer.

*                    Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Where a document is incorporated by reference from a previous filing, the exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

Item 14 .              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Independent Public Accountants” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders, to be held on May 25, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

By:	/s/ HERBERT M. STEIN	Date: March 31, 2006
Herbert M. Stein, President
Chief Executive Officer,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ HERBERT M. STEIN	President, Chief Executive Officer	March 31, 2006
	Herbert M. Stein	Treasurer and Chairman of the Board

By:	/s/ PAUL J. MURPHY	Chief Financial Officer	March 31, 2006
	Paul J. Murphy	Vice President of Finance
Treasurer

By:	/s/ CRAIG A. DUBITSKY	Director	March 31, 2006
Craig A. Dubitsky

By:	/s/ ARTHUR S. REYNOLDS	Director	March 31, 2006
Arthur S. Reynolds

By:	/s/ SHERYL B. STEIN	Director	March 31, 2006
Sheryl B. Stein

By:	/s/ ALAN W. TUCK	Director	March 31, 2006
Alan W. Tuck

ANNUAL REPORT ON FORM 10-KSB

LIST OF FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005

APOGEE TECHNOLOGY, INC.

NORWOOD, MASSACHUSETTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Apogee Technology, Inc.

We have audited the accompanying consolidated balance sheets of Apogee Technology, Inc. and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apogee Technology, Inc. and Subsidiary as of December 31, 2005 and 2004 and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring operating losses and negative cash flows from operations, raising substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The viability of the Company is dependent upon its ability to successfully further develop and market its technology and raise sufficient funds for such purpose. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MILLER WACHMAN, LLP

Boston, Massachusetts
March 22, 2006

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$5,512,974	$1,886,883
Accounts receivable, net of allowance for doubtful accounts of $145,000 and $105,000, in 2005 and 2004 respectively	152,837	533,113
Inventories, net	1,327,964	2,725,308
Prepaid expenses and other current assets	123,462	252,728
Total current assets	7,117,237	5,398,032
Property and equipment, net	39,932	103,189
Other assets
Escrow account	409,480	—
Patents, net of accumulated amortization of $-0- and $127,442, in 2005 and 2004 respectively	149,536	211,901
	$7,716,185	$5,713,122
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$766,930	$1,107,111
Deferred distributor revenue	1,337,022	1,955,563
Deferred contract revenue	72,686	95,788
Total current liabilities	2,176,638	3,158,462
Commitments and Contingencies	—	—
Stockholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized, 11,968,332 and 11,838,332 issued and outstanding at December 31, 2005 and 2004, respectively	119,683	118,383
Additional paid-in capital	18,104,423	18,073,223
Accumulated deficit	(12,684,559)	(15,636,946)
Total stockholders’ equity	5,539,547	2,554,660
	$7,716,185	$5,713,122

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004
Revenues
Product sales	$4,502,333	$4,383,912
Royalties	480,468	1,057,867
Consulting	190,000	715,854
	5,172,801	6,157,633
Costs and expenses
Product sales	3,966,265	3,890,917
Research and development	2,709,487	2,829,612
Selling, general and administrative	4,014,571	2,845,544
	10,690,323	9,566,073
Operating loss	(5,517,522)	(3,408,440)
Other income (expense)
Gain on sale to SigmaTel	8,862,073	—
Laurus financing costs	(424,000)	—
Interest/other income	70,187	23,334
Interest expense	(38,352)	(93)
	8,469,908	23,241
Net income (loss)	$2,952,387	$(3,385,199)
Basic income (loss) per common share	$0.25	$(0.29)
Diluted income (loss) per common share	$0.24	$(0.29)
Weighted average common shares outstanding—basic	11,869,026	11,523,510
Weighted average common shares outstanding—diluted	12,132,394	11,523,510

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balances at January 1, 2004	11,327,270	$113,272	$16,171,611	$(12,251,747)	$4,033,136
Net loss				(3,385,199)	(3,385,199)
Issuances of stock	511,062	5,111	1,901,612	—	1,906,723
Balances at December 31, 2004	11,838,332	$118,383	$18,073,223	$(15,636,946)	$2,554,660
Net profit				2,952,387	2,952,387
Issuances of stock	130,000	1,300	31,200	—	32,500
Balances at December 31, 2005	11,968,332	$119,683	$18,104,423	$(12,684,559)	$5,539,547

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004
Cash flows from operations
Net income (loss)	$2,952,387	$(3,385,199)
Adjustments to reconcile net income (loss)to net cash used in operating activities:
Provision for doubtful accounts	40,000	40,000
Provision for slow moving, excess and obsolete inventory	735,538	835,523
Depreciation and amortization	70,053	103,147
Gain on sale to SigmaTel, net of escrow	(8,862,073)	—
Changes in operating assets and liabilities:
Accounts receivable	340,276	1,245,725
Inventories	661,806	(691,745)
Prepaid expenses and other current assets	123,142	(72,468)
Accounts payable and accrued expenses	(340,181)	(458,960)
Deferred distributor revenue	(618,541)	(3,824)
Deferred contract revenue	(23,102)	45,788
Net cash (used) in operating activities	(4,920,695)	(2,342,013)
Cash flows from investing activities
Purchases of property and equipment	(67,030)	(53,918)
Patent costs	(55,885)	(148,118)
Proceeds from SigmaTel, net	8,637,201	—
Net cash provided by (used in) investing activities	8,514,286	(202,036)
Cash flows from financing activities
Proceeds from issuances of common stock, net of issuance expenses	32,500	1,906,723
Proceeds from Laurus note	2,000,000	—
Repayment of Laurus note	(2,000,000)	—
Proceeds from officer and shareholder notes	500,000	—
Repayment of officer and shareholder notes	(500,000)	—
Net cash provided by financing activities	32,500	1,906,723
Incease (decrease) in cash and cash equivalents	3,626,091	(637,326)
Cash and cash equivalents—beginning	1,886,883	2,524,209
Cash and cash equivalents—ending	$5,512,974	$1,886,883

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 AND 2004

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

On October 5, 2005, Apogee completed a transaction with SigmaTel, Inc. (“SigmaTel”), whereby certain assets of the audio division were sold, including the DDX technology and the associated royalties from its license agreement with STMicroelectronics (“ST”), to SigmaTel for approximately $9.4 million, resulting in a gain of approximately $8.9 million plus a one-year earn-out of potentially up to $4.5 million (the “SigmaTel Transaction”). No assurance can be given that any of this earn-out will be realized. The Company and certain of the Principal Stockholders also entered into an Indemnification Agreement if certain terms of the Agreement are violated. The Company is authorized to indemnify the Principal Stockholders in the event any one or more of them has to satisfy any obligations thereunder. In addition, the Company’s engineering and marketing staff related to the audio division were offered positions at SigmaTel as a part of the Transaction.

The Company received approximately $8.6 million, net of expenses from the Transaction and used proceeds to repay approximately $2.0 million owed to Laurus Master Fund, Ltd., pursuant to the Company’s Secured Convertible Note and the related Securities Purchase Agreement dated as of August 9, 2005 and to pay certain expenses related to the Transaction. Additionally, on October 20, 2005, proceeds from the Transaction were used to repay the $250,000 loan from David Spiegel, a shareholder and the $250,000 loan from Herbert Stein, Chief Executive Officer, President and Chairman of the Board as well as all accrued interest. The Company intends to use the remaining proceeds to design, develop and market its emerging line of MEMS-based sensor and medical products.

Although the Company retained some of its audio division related agreements (with the exception of the royalty rights from the license agreement with ST) and its audio IC inventory, the Company intends to cease the operations of its audio division upon completing the sale of these remaining assets.

The Company is developing new sensor and medical device products using its analog and digital circuit designs and MEMS technology for the consumer, automotive, industrial and medical markets.

Basis of Presentation

Consolidated Financial Statements

The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. All significant intercompany transactions and accounts have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005 AND 2004

1.   The Company and Basis of Presentation (Continued)

As shown in the consolidated financial statements, we have incurred continuing losses and negative cash flows from operations. Operating losses were approximately $5.5 million and negative cash flows from operations were approximately $4.9 million in 2005.

The Company sold certain tangible and intangible assets associated with its DDX audio business in 2005 and has approximately $5.5 million of cash at December 31, 2005. The Company has reduced, in the short-term, its operating expenses for payroll and related costs, rents and professional fees amongst others. The Company believes that its current working capital will be sufficient to fund its capital and operational requirements at least through December 31, 2006.

The long term success of the Company is dependent upon its ability to successfully develop and market its sensor and medical device products based upon its MEMS technology, to attain profitable operations and/or raise additional funds as needed for such purpose. There can be no assurance, however, that the Company will be able to become profitable or raise the funds that it needs or that additional funds will be available to the Company on acceptable terms, if at all.

Estimates

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

Liquidity

On October 5, 2005, the Company received approximately $8.6 million, net of expenses, from the SigmaTel Transaction.

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

On August 11, 2005, the Company entered into agreements with Laurus Master Fund, Ltd. (“Laurus”), whereby the Company received $2.0 million in gross proceeds (with net proceeds of approximately $1.8 million) through the sale of a 120 day secured term note. In accordance with the terms of the note, the note was payable by the Company in cash during the first 120 days following the issuance of the note, and after the 120 day period it was payable in the amount of $62,500 per month in cash or convertible into the common stock, $0.01 par value per share, of the Company at a fixed conversion price of $1.05 per share. In connection with the financing, the Company paid certain costs and expenses of Laurus and has issued an immediately exercisable warrant with terms restricting exercise. The Laurus warrant provides for the purchase of 85,000 shares of common stock at a price of $1.05 per share. The

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005 AND 2004

1.   The Company and Basis of Presentation (Continued)

warrant expires seven years after issuance. A finder for the transaction received a fee of 5% of the gross proceeds of the offering, together with a seven year warrant to purchase an aggregate of 8,500 shares of common stock immediately exercisable at a price of $1.22 per share. This offering was conducted as a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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

Sales to OEM Customers:  Revenue is recognized under the Company’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped to the customer or the customers’ representative/freight forwarder (shipping terms Ex Works). The Company has experienced minimal warranty or other returns and based upon historical experience has recorded a $10,000 provision for such returns.

Sales to Distributors:  At times the Company provides incentives such as stock rotation, price protection and other incentives to its distributors. Therefore, under the sell through method of revenue recognition the Company defers recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. Distributor payments received before revenue is recognized are recorded as deferred revenue. Unsold inventory held at distributors is included as a component of finished goods inventory.

The Company records royalty revenue when earned in accordance with the underlying agreement. Royalties are based upon sales of products commercialized from the Company’s licensed technology. Consulting revenue is recognized as services are performed in accordance with the terms of the underlying consulting agreements.

Earnings Per Share

Basic earnings per share is computed by dividing the net profit or loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net profit or loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net loss per share excluded potential common stock if the effect is anti-dilutive. Potential common stock consists of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005 AND 2004

2.   Summary of Significant Accounting Policies (Continued)

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

If the Company’s unit demand forecast is less than the Company’s current inventory value, the Company will record additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future. During the fiscal years ended December 31, 2005 and 2004, the Company recorded a provision for excess inventory of approximately $736,000 and $836,000, respectively to account for slow moving, excess and obsolete inventory both at Apogee’s warehouse and inventory held by the distributors.

Inventories purchase commitment losses

The Company accrues for estimated losses on non-cancelable purchase orders. The estimated losses result from anticipated future sale of products for sales prices less than the committed purchase price. Upon completion of the SigmaTel Transaction, an agreement was reached between Apogee and STMicroelectronics Asia canceling all remaining backlog except for approximately $349,000, in order to fulfill committed backlog. Therefore, no provision was required at December 31, 2005.

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
December 31, 2005 AND 2004

2.   Summary of Significant Accounting Policies (Continued)

liabilities and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Substantially all of the Company’s cash is held in high quality money market funds comprised of short-term, fixed income securities earning interest at 3.82% at December 31, 2005.

Accounts Receivable

The Company carries its trade receivables from direct customers less an allowance for doubtful accounts to ensure that trade receivables are carried at net realizable value. On a periodic basis, the Company evaluates the collectibility of its accounts receivable on a variety of factors, including length of time receivables are past due, indication of customer willingness to pay, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer’s operating results or financial position. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are generally considered past due if any portion of the receivable balance is outstanding for more than 90 days.  If circumstances related to the Company’s customers change, estimates of the recoverability of receivables would be further adjusted.

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

Stock Options

At December 31, 2005, the Company has an incentive stock option plan described more fully in Note 8.

The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123(R), “Accounting For Stock-Based Compensation” (FAS 123(R)). It applies APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and related interpretations in accounting for its plan and does not recognize compensation expense for its stock-based compensation plan.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005 AND 2004

2.   Summary of Significant Accounting Policies (Continued)

The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FAS 123(R) to stock-based employee compensation.

	Year Ended December 31,
	2005	2004
Net income (loss), as reported	$2,952,387	$(3,385,199)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards*	(3,905,515)	(2,094,239)
Pro-forma net income (loss)**	$(953,128)	$(5,479,438)

	Year Ended December 31,
	2005	2004
Income (loss) per share:
As reported, basic	$0.25	$(0.29)
As reported, diluted	$0.24	$(0.29)
Pro-forma, basic	$(0.08)	$(0.48)
Pro-forma, diluted	$(0.08)	$(0.48)

*                    All awards refers to awards granted, modified, or settled in fiscal periods beginning after December 15, 1994—awards for which the fair value was required to be measured under FAS 123.

**             For purposes of pro forma disclosures, the estimated fair value of the options is amortized over 5 years, the options’ vesting period. Pro forma information regarding earnings and per share information is required by Statement 123(R), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model for years subsequent to 2000 with the following weighted-average assumptions for 2005 and 2004, respectively:  risk-free interest rates ranging from 3.63% to 3.97% and 3.74% to 4.77%; no dividend yields; volatility factors of the expected market price of the Company’s common stock ranging from 59.5% to 81.06%; and a weighted-average expected life of the option of approximately 5 years. Prior to 2001, the fair values of the options were valued using the minimum value method.

On December 21, 2005, the Board of Directors of Apogee Technology, Inc. announced that as of December 22, 2005, it had accelerated the vesting of certain unvested stock options previously awarded to employees and non-employee members of the Board of Directors under the Apogee’s 1997 Employee, Director and Consultant Stock Option Plan. This vesting provision for options covered approximately 880,000 underlying shares of common stock has been accelerated. Approximately 665,000 of the underlying shares, of the total accelerated, belong to executive officers and non-employee members of the Board of Directors. The Board only accelerated the vesting of options having exercise prices in excess of $2.00 per share and did not accelerate the vesting of any options with exercise prices below $2.00 per share.

The effect of this acceleration is an additional expense to the proforma earnings of approximately $2,360,000 for the year ended December 31, 2005.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005 AND 2004

2.   Summary of Significant Accounting Policies (Continued)

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. See Note 15—Income Taxes and Tax Loss Carryforwards.

New Accounting Pronouncements

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (‘SFAS 123(R)). SFAS 123(R) supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123(R) must be adopted by small business issuers in the first annual period beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123(R) on January 1, 2006.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

1.                A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

2.                A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt SFAS 123 using the modified prospective method as of January 1, 2006. FAS 123R sets accounting requirements for “share-based” compensation to employees, requiring companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the Black Scholes value method of accounting for stock compensation. Accordingly, the adoption of SFAS 123R’s fair value method could have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005 AND 2004

2.   Summary of Significant Accounting Policies (Continued)

statements of a voluntary change in accounting principle unless it is impractical to determine period specific changes. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.

3.   Accounts Receivable

Accounts Receivable at December 31, 2005 and 2004 are comprised of the following:

	2005	2004
Distributors	$190,202	$—
Direct Customers	107,635	638,113
	$297,837	$638,113
Less allowance for doubtful accounts	(145,000)	(105,000)
Net accounts receivable	$152,837	$533,113

4.   Inventories

The major classifications of inventories at December 31, 2005 and 2004 are as follows:

	2005	2004
Raw materials	$—	$24,539
Finished goods held by Apogee	2,297,795	2,143,530
Finished goods held by distributors	943,423	1,734,955
	$3,241,218	$3,903,024
Less allowance for slow moving, excess and obsolete inventory	(1,913,254)	(1,177,716)
Inventory—net	$1,327,964	$2,725,308

5.   Property and Equipment

Property and equipment at December 31, 2005 and 2004 are comprised of the following:

	2005	2004
Equipment	$48,091	$390,342
Software	32,943	35,634
Furniture and fixtures	22,515	31,210
Leasehold improvements	22,954	22,954
	$126,503	$480,140
Less accumulated depreciation	(86,570)	(376,951)
	$39,933	$103,189

Depreciation expense was $54,849 and $79,561 for the years ended December 31, 2005 and 2004, respectively.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005 AND 2004

5. Property and Equipment (Continued)

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives
Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

6.   Accrued Expenses

Accrued expenses at December 31, 2005 and 2004 are as follows:

	2005	2004
Accrued audit expenses	$69,000	$165,000
Accrued legal expenses	86,000	37,000
Other accrued expenses	59,000	10,000
	$214,000	$212,000

7.   Deferred Contract Revenue

During September 2004, the Company entered into a funding agreement with United Binational Industrial Research and Development (“BIRD”) Foundation of Israel. This agreement will provide funds to the Company for industrial research and development activities. The agreement will provide up to a maximum of $560,000 of which the Company may receive $280,000, and another partner in the agreement will receive the remainder. The Company has recorded $101,379 in deferred contract revenue and for the twelve months ended December 31, 2004 recorded $23,101 as an offset to research and development expenses. There was no revenue recorded under this agreement for the fiscal year ended December 31, 2005.

8.   Stockholders’ Equity

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005 AND 2004

8.   Stockholders’ Equity  (Continued)

Stock Options

The Company issued 130,000 and 126,800 shares of common stock during 2005 and 2004, respectively, for options exercised by certain employees and directors. The shares were issued at and exercise price of $0.25 per share in 2005 and prices ranging from $0.275 to $6.81 per share in 2004. Proceeds from the exercise of options were $32,500 and $291,700 in 2005 and 2004, respectively.

On December 21, 2005, the Board of Directors of Apogee Technology, Inc. announced that as of December 22, 2005, it had accelerated the vesting of certain unvested stock options previously awarded to employees and non-employee members of the Board of Directors under the Apogee’s 1997 Employee, Director and Consultant Stock Option Plan. This vesting provision for options covered approximately 880,000 underlying shares of common stock has been accelerated. Approximately 665,000 of the underlying shares, of the total accelerated, belong to executive officers and non-employee members of the Board of Directors. The Board only accelerated the vesting of options having exercise prices in excess of $2.00 per share and did not accelerate the vesting of any options with exercise prices below $2.00 per share.

Other

On August 11, 2005, the Company, in connection with a financing, issued an immediately exercisable warrant with terms restricting exercise. The warrant provides for the purchase of 85,000 shares of common stock at a price of $1.05 per share. The warrant expires seven years after issuance. A finder for the transaction was also issued a seven year warrant to purchase an aggregate of 8,500 shares of common stock immediately exercisable at a price of $1.05 per share.

During 2004 the Company issued 10,000 warrants to purchase 40,000 shares of common stock at $5.00 per share. The warrants expire five years from the date of issuance. None of these warrants were exercised during 2005 or 2004.

9.   Related Party Transactions

The Company rents its facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, the Company is renting on a month-to-month basis. Rent paid to this stockholder aggregated $52,800 per year for 2005 and 2004. See Note 1—The Company and Basis of Presentation—liquidity.

10. License Agreement

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

Royalties are earned based upon shipments by ST of commercialized products which incorporate technology licensed to ST by us. Royalty income is recognized during the period in which the royalties are earned. Shipments are reported to us using a “Royalty Schedule,” which is received within 30 days of

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005 AND 2004

10. License Agreement (Continued)

quarter end. Royalties are determined based upon either a percentage of selling prices or a flat rate depending on the particular product item. This agreement has no expiration date; however, either party may cancel the agreement upon certain advance notices as defined in the agreement.

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

In conjunction with the SigmaTel Transaction, Apogee sold all of the rights, title and interest in and rights granted to ST including related intellectual property.

11. Concentrations

During the year ended December 31, 2005, the Company derived approximately 11% of product revenue from one end user and 46% of product revenue as a result of sell through by two distributors.

During the year ended December 31, 2005, the Company derived approximately 40% of total revenue as a result of sell through by two distributors.

During the year ended December 31, 2004, the Company derived approximately 22% of its product revenue from one end user and 51% of product revenue as a result of sell through by two distributors.

During the year ended December 31, 2004, the Company derived approximately 47% of total revenue from two end users and 35% of total revenue as a result of sell through by two distributors.

Five of the Company’s major customers accounted for approximately 95% of the total accounts receivable balance at December 31, 2005.

Two of the Company’s major customers accounted for approximately 72% of the total accounts receivable balance at December 31, 2004.

During the twelve months ended December 31, 2005, the Company derived approximately 79% of its total revenue and 90% of product revenue from end users or distributors located in Asia.

During the twelve months ended December 31, 2004, the Company derived approximately 67% and 20% of its total revenue from end users or distributors located in Asia and Europe, respectively.

During the twelve months ended December 31, 2004, the Company derived approximately 93% of its product revenue from end users or distributors located in Asia.

Three of the Company’s major vendors accounted for approximately 96% of total purchases for the year ended December 31, 2005.

One of the Company’s major vendors accounted for approximately 96% of total purchases for the year ended December 31, 2004.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005 AND 2004

11. Concentrations (Continued)

The Company maintains its cash accounts with high quality financial institutions. Balances usually exceed the maximum coverage ($100,000) provided by the Federal Deposit Insurance Corporation on insured depositor accounts.

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

A summary of the status of the Company’s stock options as of December 31, 2005 and 2004 and changes during the years then ended is presented below.

	Shares	2005 Weighted Average Exercise Price	Shares	2004 Weighted Average Exercise Price
Outstanding—beginning of year	3,317,820	$5.55	2,787,600	$4.50
Granted	391,000	1.53	986,000	8.31
Exercised	(130,000)	(0.25)	(126,820)	(2.30)
Cancelled	(1,083,760)	(5.15)	(328,960)	(5.03)
Outstanding—end of year	2,495,060	$5.52	3,317,820	$5.55
Weighted average fair value of options granted during year		$0.82		$4.22

The Company granted a total of 391,000 and 986,000 options under the 1997 Employee, Director and Consultant Stock Option Plan during 2005 and 2004, respectively, to certain directors and employees. The options awarded have exercise prices ranging from $1.08 to $4.46 and $3.85 to $9.46 for 2005 and 2004, respectively.

The following table summarizes information about options outstanding as of December 31, 2005

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 - 4.50	895,060	2 to 10 years	$2.32	699,560	$2.60
$5.25 - 12.15	1,600,000	7 to 8 years	7.31	1,600,000	7.31
Total at December 31, 2005	2,495,060	2 to 10 years	$5.52	2,299,560	$5.88

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005 AND 2004

13. Income (Loss) Per Common Share

Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The diluted income per common share includes the potential impact of dilutive securities, including options and warrants. The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares by the Company at the average market price for the period. The weighted average number of shares of common stock outstanding used to compute basic income (loss) per share for 2005 and 2004 amounted to 11,869,026 and 11,523,510, respectively. The weighted average number of shares of common stock outstanding and common stock equivalents used to compute fully diluted income per share for 2005 amounted to 12,132,294. The assumed exercise of outstanding stock options and warrants for diluted loss per common share was not applicable in 2004 because their effect was antidilutive.

14. Employee Retirement 401(k) Plan

The Company sponsors a 401(k) retirement plan for the benefit of its employees. The plan imposes no contribution requirement or liability upon the Company. Plan participation is voluntary and unconditional to all employees over 18 and plan contributions are discretionary to the limits allowed by the Internal Revenue Code and are immediately 100% vested. There were no employer contributions during 2005 or 2004.

15. Income Taxes and Tax Loss Carryforwards

The Company has not provided a tax provision since it would have been offset by utilization of the Company’s Net Operating Loss (NOL) carry forwards. The table below reflects the Company’s estimated tax provisions:

Estimated Tax Provision

Year Ended December 31, 2005
Federal	$909,600
State	303,200
$1,212,800

The table below reflects the estimated utilization of the NOL:

Estimated NOL Utilization

Year Ended December 31, 2005
Federal	$(909,600)
State	(283,500)
$(1,193,100)

Company has available for Federal and state income tax purposes, net operating loss carryforwards of approximately $8,455,000 and $4,047,000 as of December 31, 2005, expiring from 2006 through 2024.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005 AND 2004

16. Supplemental Cash Flow Information

Interest paid during 2005 and 2004 amounted to approximately $38,000 and $100, respectively.

17. Commitments and Contingencies

Leases

The company leased office space under operating leases expiring in various years through 2006. Total rent expense for operating leases during 2005 and 2004 amounted to approximately $112,000 and $84,000, respectively.

In November 2005 the Company terminated the Shenzhen, China office lease. The only liability associated with termination of the lease was a one-time termination fee of $2,200. In December 2005 the Company terminated the Taiwan office lease.  In order to terminate the Taiwan office lease, the Company forfeited its security deposit. No additional liability was incurred with for either lease termination. The Hong Kong office landlord was notified that Apogee would be terminating its lease as of February 28, 2006.  It was determined in December that the facility was to be closed and at that time expensed the security deposit. No subsequent liability was incurred by the Company other than rent and management fees for January and February 2006 of approximately $3,000.  The Company is currently renting the facility on a month-to-month basis.

Employment Contract

On June 7, 2004, the Company entered into a two-year employment contract with its chief executive officer and president whereby he will receive an annual salary of $295,000. The Company’s board of directors will annually consider granting increases in salary, as well as potential bonuses.

Software License Agreement

The Company entered into a 36-month software license agreement from September 30, 2003 through September 29, 2006. The original amount of the agreement was $305,028, with quarterly payments of $25,419.  As this software license was required for the development of certain semiconductor products, the balance of the software license agreement was assumed by SigmaTel, Inc. in October 2005.

Inventory Purchase Commitments

Upon completion of the SigmaTel Transaction, an agreement was reached between Apogee and STMicroelectronics canceling all remaining orders except for approximately $349,000 in inventory purchases required to fulfill committed orders and at December 31, 2005 the Company did not have outstanding purchase commitments.

Royalty Commitment

In May 2004, Apogee acquired a portfolio of Micro-Electromechanical Systems (“MEMS”) intellectual property, trade secrets and know-how developed by Standard MEMS, Inc. or SMI. This portfolio of intellectual property has certain rights and royalty obligations associated with it.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005 AND 2004

18. Litigation (Settled)

In November 2004, Apogee commenced an action against National Hybrid, Inc. (Hybrid) in the United States District Court for the Eastern District of New York, claiming that as part of Hybrid’s procurement of the tangible assets from the secured lien holder of the bankrupt Standard MEMS, Inc. (SMI), Hybrid had inadvertently obtained copies of files, containing in part, the intangible assets purchased by Apogee in May of 2004 as part of its MEMS acquisition. On December 31, 2005 a settlement agreement was completed whereby all claims by each party have been withdrawn and no further legal action will be pursued by any of the parties involved.

19. Changes in Independent Registered Public Accounting Firm

As previously reported on Form 8-K dated April 19, 2005, the Company received a letter on April 12, 2005 from its former independent registered public accountants, Anchin, Block & Anchin LLP (“Anchin”), notifying the Company that Anchin would not be able to complete its audit of the Company’s financial statements for the fiscal year ended December 31, 2004 and was resigning from its audit engagement, effective immediately. In addition, the letter notified the Company that a disclosure should be made to prevent reliance on the auditor’s previously issued audit report with respect to the Company’s audited financial statements for the fiscal year ended December 31, 2003 and the interim reviews of the Company’s financial statements for the fiscal quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.  In its letter, the auditors advised the Company that based on information provided by the Company, the auditors had concluded that revenue had been improperly recognized by the Company at December 31, 2003 and at each quarterly period thereafter with respect to sales to one of the Company’s customers, and that the accounts receivable from that customer had been overvalued. In addition, on April 18, 2005, the former auditors notified the Company’s audit committee that there are additional transactions in 2003 and 2004 that should be more closely reviewed by the Company and its new auditors to ensure that revenue was appropriately recognized. The retroactive adoption of the sell through method of revenue recognition discussed in Note 20 corrected these transactions.

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

There have been no disagreements with Anchin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Anchin, would have caused Anchin to make reference to the subject matter of the

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005 AND 2004

19. Changes in Independent Registered Public Accounting Firm (Continued)

disagreement(s) in connection with its report on the Company’s financial statements for the Company’s two most recent fiscal years or any later interim period. The auditor’s reports on the Company’s audited financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Anchin had been the Company’s auditors since January 1, 2005, when it acquired the firm of Yohalem Gillman & Co. LLP, which had been the Company’s auditors since 1981.

On May 3, 2005, the Company’s Audit Committee appointed Miller Wachman LLP (“Miller Wachman”) as Apogee’s new independent auditors. .

20. Supplementary Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for the 12 months ended December 31, 2005 and 2004 is as follows: (in thousands, except per share data):

	2005
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net Revenue	$1,115	$1,315	$1,520	$1,222
Costs and Expenses	2,558	2,912	3,066	2,066
Operating Profit (Loss)	(1,443)	(1,597)	(1,546)	(844)
Net Profit (Loss)	(1,438)	(1.599)	(1,577)	7,566
Basic Net Profit (loss) per share	(0.12)	(0.14)	(0.13)	0.61
Fully Diluted Net Profit Loss) per share	(0.12)	(0.14)	(0.13)	0.62

	2004
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net Revenue	$2,150	$1,337	$1,997	$675
Costs and Expenses	2,372	2,306	2,451	2,438
Operating Loss	(222)	(969)	(454)	(1,763)
Net Loss	(217)	(963)	(449)	(1,756)
Basic and Diluted Net Loss
Loss per share	(0.02)	(0.08)	(0.04)	(0.15)

Restatement of Previously Reported Quarterly Financial Information

As a result of the Company’s decision to change the accounting method for recognizing product revenue to a sell through or point of sale method and the internal investigation concerning the circumstances surrounding and appropriate accounting for product revenue, the Audit Committee of the Board of Directors determined that the Company restate certain financial information previously reported in the Company’s Forms 10-QSB for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004. The restated financial information is unaudited. None of the adjustments set forth affect the amounts shown in the Consolidated Balance Sheet as of December 31, 2004 and related Consolidated Statement of Operations, Stockholders’ Equity and Cash Flows for the 12 months ended December 31,

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
December 31, 2005 AND 2004

20. Supplementary Quarterly Financial Information (Unaudited) (Continued)

2004. For additional discussion regarding the Audit Committee’s internal investigation and the circumstances surrounding the decision for restatement, see “Item 8. “Changes in and Disagreements with Accountants.”

The following provided a reconciliation of amounts previously reported in the Company’s Forms 10-QSB for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 with amounts adjusted for the restatement as a result of the change in accounting policy and as a result of the Audit Committee’s investigation.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005 AND 2004

20. Supplementary Quarterly Financial Information (Unaudited) (Continued)

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
RESTATED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2004			June 30, 2004
	Previously Reported(1)	Restatement Adjustment	Restated Total	Previously Reported(1)	Restatement Adjustment	Restated Total
ASSETS
Current assets
Cash and cash equivalents	$1,685	$—	$1,685	$1,693	$—	$1,693
Accounts receivable, net(2)	3,682	(2,163)	1,519	2,637	(1,845)	792
Inventories, net(3)	602	2,248	2,850	937	1,798	2,735
Prepaid expenses and other current assets	204	—	204	257	—	257
Deferred tax asset(4)	195	(195)	—	195	(195)	—
Total current assets	6,368	(110)	6,258	5,719	(242)	5,477
Property and equipment, net	118	0	118	121	0	121
Other assets
Patent, net	98	—	98	107	—	107
Other intangible assets(5)	62	(59)	3	173	(59)	114
	$6,646	$(169)	$6,477	$6,120	$(301)	$5,819
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses(6)	$1,012	$12	$1,024	$710	$11	$721
Deferred distributor revenue(7)	—	1,556	1,556	—	2,012	2,012
Deferred contract revenue	—	—	—	—	—	—
Deferred warranty	—	—	—	—	—	—
Total current liabilities	1,012	1,568	2,580	710	2,023	2,733
Stockholders’ equity
Common stock	113	—	113	114	—	114
Additional paid-in capital	16,252	—	16,252	16,403	—	16,403
Accumulated deficit	(10,731)	(1,737)	(12,468)	(11,107)	(2,324)	(13,431)
Total stockholders’ equity	5,634	(1,737)	3,897	5,410	(2,324)	3,086
	$6,646	$(169)	$6,477	$6,120	$(301)	$5,819

(1)          As previously reported in the Company’s Quarterly Reports on Form 10-QSB.

(2)          Accounts Receivable:  Restatement for March 31, 2004 and June 30, 2004 consists of $2,163 million and $1.845 million, respectively, reduction associated with the deferred revenue utilizing the sell through method.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005 AND 2004

20. Supplementary Quarterly Financial Information (Unaudited) (Continued)

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005 AND 2004

20. Supplementary Quarterly Financial Information (Unaudited) (Continued)

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
RESTATED CONSOLIDATED BALANCE SHEET
(in thousands)

	September 30, 2004
	Previously Reported(1)	Restatement Adjustment	Restated Total
ASSETS
Current assets
Cash and cash equivalents	$2,511	$—	$2,511
Accounts receivable, net(2)	3,297	(2,247)	1,050
Inventories, net(3)	1,845	1,404	3,249
Prepaid expenses and other current assets	221	—	221
Deferred tax asset (4)	195	(195)	—
Total current assets	8,069	(1,038)	7,031
Property and equipment, net	114	0	114
Other assets
Patents, net	109	—	109
Other intangible assets(5)	173	(59)	114
	$8,465	$(1,097)	$7,368
Current liabilities
Accounts payable and accrued expenses	$1,606	$—	$1,606
Deferred distributor revenue(6)	—	1,354	1,354
Deferred contract revenue	96	—	96
Deferred warranty	—	—	—
Total current liabilities	1,702	1,354	3,056
Stockholders’ equity
Common stock	118	—	118
Additional paid-in capital	18,074	—	18,074
Accumulated deficit	(11,429)	(2,451)	(13,880)
Total stockholders’ equity	6,763	(2,451)	4,312
	$8,465	$(1,097)	7,368

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005 AND 2004

20. Supplementary Quarterly Financial Information (Unaudited) (Continued)

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005 AND 2004

20.  Supplementary Quarterly Financial Information (Unaudited) (Continued)

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31, 2004			Three Months Ended June 30, 2004
	Previously	Restatement	Restated	Previously	Restatement	Restated
	Reported(1)	Adjustment	Total	Reported(1)	Adjustment	Total
Revenues
Product sales(2)	$1,697	$(57)	$1,640	$1,036	$(137)	$899
Royalties(3)	375	(169)	206	436	(198)	238
Consulting(4)	254	50	304	200	—	200
	2,326	(176)	2,150	1,672	(335)	1,337
Costs and expenses
Product sales(5)	1,114	(103)	1,011	626	451	1,077
Research and development	711	—	711	606	—	606
Selling, general and administrative(6)	819	(169)	650	821	(198)	623
	2,644	(272)	2,372	2,053	253	2,306
Operating loss	(318)	96	(222)	(381)	(588)	(969)
Other (expense) income
Interest expense	—	—	—	—	—	—
Interest income	5	—	5	6	—	6
	5	—	5	6	—	6
Net Income (Loss) before Taxes	(313)	96	(217)	(375)	(588)	(963)
Income Tax Benefit	—	—	—	—	—	—
Net (Loss) Income	(313)	96	(217)	(375)	(588)	(963)
Accumulated deficit beginning	(10,418)	(1,833)	(12,251)	(10,731)	(1,737)	(12,468)
Accumulated deficit ending	$(10,731)	$(1,737)	$(12,468)	$(11,107)	$(2,325)	$(13,431)
Basic and diluted loss per common share	$(0.03)	$0.01	$(0.02)	$(0.03)	$(0.05)	$(0.08)
Weighted average common shares outstanding basic and diluted	11,338			11,381

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005 AND 2004

20.  Supplementary Quarterly Financial Information (Unaudited) (Continued)

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005 AND 2004

20.  Supplementary Quarterly Financial Information (Unaudited) (Continued)

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
RESTATED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30, 2004
	Previously	Restatement	Restated
	Reported(1)	Adjustment	Total
Revenues
Product sales(2)	$1,133	$257	$1,390
Royalties(3)	790	(344)	446
Consulting	161	—	161
	2,084	(87)	1,997
Costs and expenses
Product sales(4)	760	394	1,154
Research and development	664	—	664
Selling, general and administrative(5)	988	(355)	633
	2,412	39	2,451
Operating loss	(328)	(126)	(454)
Other (expense) income
Interest expense	—	—	—
Interest income	5	—	5
	5	—	5
Net Income (Loss) before Taxes	(323)	(126)	(449)
Income Tax Benefit	—	—	—
Net (Loss) Income	(323)	(126)	(449)
Accumulated deficit—beginning	(11,107)	(2,324)	(13,431)
Accumulated deficit—ending	$(11,429)	$(2,450)	$(13,880)
Basic and diluted loss per common share	$(0.03)	$(0.03)	$(0.06)
Weighted average common shares outstanding—basic and diluted	11,566

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005 AND 2004

20.  Supplementary Quarterly Financial Information (Unaudited) (Continued)

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

Reports on Form 10-QSB.