Form 10QSB
period 2006-03-31
APOGEE TECHNOLOGY INC
filed 2006-05-15
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of April 24, 2006, there were 11,968,332 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐  No  ☒

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE

QUARTER ENDED MARCH 31, 2006 AND MARCH 31, 2005

PART I                                                       FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$4,673,581	$5,512,974
Accounts receivable, net of allowance for doubtful accounts of $88,074 and $145,000, in 2006 and 2005 respectively	119,291	152,837
Inventories, net	613,585	1,327,964
Prepaid expenses and other current assets	92,529	123,462

Total current assets	5,498,986	7,117,237

Property and equipment, net	47,687	39,932

Other assets
Escrow account	411,924	409,480
Patents, net of accumulated amortization of $-0- and $-0-, in 2006 and 2005 respectively	154,044	149,536

	$6,112,641	$7,716,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$529,299	$766,930
Deferred distributor revenue	625,521	1,337,022
Deferred contract revenue	72,686	72,686

Total current liabilities	1,227,506	2,176,638

Commitments and Contingencies	—	—

Stockholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized, 11,968,332 and 11,968,332 issued and outstanding at March 31, 2006 and December 31, 2005	119,683	119,683
Additional paid-in capital	18,104,423	18,104,423
Deferred stock compensation	74,590	—
Accumulated deficit	(13,413,561)	(12,684,559)

Total stockholders’ equity	4,885,135	5,539,547
	$6,112,641	$7,716,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2006	2005

Revenues
Product sales	$985,398	$1,013,787
Royalties	—	100,953

	985,398	1,114,740

Costs and expenses
Product sales	725,244	967,342
Research and development	394,576	790,140
Selling, general and administrative	626,709	799,939

	1,746,529	2,557,421

Operating loss	(761,131)	(1,442,681)

Other income (expense)
Interest/other income	53,715	4,397
Interest/other expense	(21,586)	—

	32,129	4,397

Net income (loss)	$(729,002)	$(1,438,284)

Basic and diluted loss per common share	$(0.06)	$(0.12)

Weighted average common shares outstanding - basic and diluted	11,968,332	11,838,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2006	2005

Cash flows from operations
Net income (loss)	$(729,002)	$(1,438,285)
Adjustments to reconcile net income (loss)to net cash used in operating activities:
Provision for doubtful accounts	(56,926)	15,000
Provision for slow moving, excess and obsolete inventory	32,270	243,229
Depreciation and amortization	(2,873)	20,891
Stock compensation expense	74,590	—
Changes in operating assets and liabilities:
Accounts receivable	68,949	172,574
Inventories	682,108	100,103
Prepaid expenses and other current assets	30,934	56,529
Accounts payable and accrued expenses	(218,551)	(47,465)
Deferred distributor revenue	(711,501)	(214,237)
Deferred contract revenue	—	(23,102)

Net cash (used) in operating activities	(830,002)	(1,114,763)

Cash flows from investing activities
Purchases of property and equipment	(4,882)	(4,894)
Patent costs	(4,509)	(18,426)

Net cash provided by (used in) investing activities	(9,391)	(23,320)

Cash flows from financing activities

Net cash provided by financing activities	—	—

Incease (decrease) in cash and cash equivalents	(839,393)	(1,138,083)

Cash and cash equivalents - beginning	5,512,974	1,886,883

Cash and cash equivalents - ending	$4,673,581	$748,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND MARCH 31, 2005 (UNAUDITED)

1.                            The Company and Basis of Presentation

The Company

Apogee Technology, Inc. and Subsidiary (the “Company” or “Apogee”, “we”, “us”, or “our”) has historically designed, developed, and marketed integrated circuit (“IC”) products incorporating our proprietary DDX® audio amplifier technology to the consumer market. In addition, under licensing agreements with third parties, we granted rights to our intellectual property for use in royalty bearing audio IC products. Apogee is currently in the final stages of the process of evolving from an audio focused enterprise to a provider of sensors and medical device products based upon our acquired Micro-Electromechanical Systems (“MEMS”) Nanotechnologies. We released our first sensor products in December 2005 targeted for the consumer, automotive and industrial markets and we are currently developing a MEMS based device for transdermal drug delivery for the medical market.

On October 5, 2005, Apogee completed a transaction with SigmaTel, Inc. (“SigmaTel”), whereby certain assets of the audio division were sold, including the DDX technology and the associated royalties from its license agreement with STMicroelectronics (“ST”), to SigmaTel for approximately $9.4 million, resulting in a gain of approximately $8.9 million plus a one-year earn-out of potentially up to $4.5 million (the “SigmaTel Transaction”). No assurance can be given that any of this earn-out will be realized. The Company and certain of its principal stockholders also entered into an Indemnification Agreement if certain terms of the Agreement are violated. The Company is authorized to indemnify the principal stockholders in the event any one or more of them has to satisfy any obligations thereunder. In addition, the Company’s engineering and marketing staff related to the audio division were offered positions at SigmaTel as a part of the Transaction.

Although the Company retained some of its audio division related agreements (with the exception of the royalty rights from the license agreement with ST) and its audio IC inventory, the Company intends to cease the operations of its audio division upon completion of the sale of these remaining assets.

Subsequent to the sale of the audio division, we organized our MEMS division into two business groups, the Sensor Products Group and the Medical Products Group. The Sensor Products Group will focus on the design, development and marketing of proprietary MEMS/Nanotechnology based sensors for the consumer, industrial and automotive markets. In December 2005, we introduced our first sensor products, a family of miniature pressure sensors, trademarked under the Sensilica™ brand name. These sensors are presently being sampled to potential customers. We intend to sell these sensor devices as stand-alone die and as packaged solutions in a similar manner as employed in the marketing and sale of our former audio IC products. The Medical Products Group is currently focused on the design, development and marketing of MEMS based devices to provide enhanced delivery of a range of therapies through the skin, or transdermally. We have demonstrated the feasibility of our solution by performing efficacy tests with model drugs and have performed related testing to support the commercialization of our transdermal delivery device. Depending upon the results of our technology and product development activities, we may: (i) license our technology to third party medical device or pharmaceutical companies, (ii) develop, have made and market through distributors our own medical products, or (iii) partner with third party pharmaceutical companies to commercialize our products.

Since the scope of operations covered by the Medical Products Group is currently considered immaterial, we have not implemented disclosures encompassed under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information”. We will, however, continue to evaluate the materiality of this business Group.

Basis of Presentation

Consolidated Financial Statements

The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. All significant intercompany transactions and accounts have been eliminated.

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have incurred continuing losses and negative cash flows from operations. Net losses were approximately $729,000 and negative cash flows from operations were approximately $830,000 for the three months ended March 31, 2006. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company sold certain tangible and intangible assets associated with its audio business in 2005 and has approximately $4.7 million of cash at March 31, 2006. The Company has reduced, in the short-term, its operating expenses for payroll and related costs, rents and professional fees amongst others. The Company believes that its current working capital will be sufficient to fund its capital and operational requirements at least through March 31, 2007.

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

Use of Estimates in Financial Statements

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

If the Company’s unit demand forecast is less than the Company’s current inventory value, the Company will record additional excess inventory charges or write-downs to net realizable value which will decrease the Company’s gross margin and net operating results in the future. Accordingly, during the three months ended March 31, 2006, the Company recorded a provision of approximately $32,000 for slow moving, excess and obsolete inventory.

Purchase commitment losses

The Company accrues for estimated losses on non-cancelable purchase orders of products, which may occur if the future sale price declines below the committed purchase price. There are no outstanding purchase commitments of product inventory and therefore no provision was required at March 31, 2006.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Substantially all of the Company’s cash is held in high quality money market funds comprised of short-term, fixed income securities earning interest at 4.23% at March 31, 2006.

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

Stock Based Compensation

The Company has one stock-based compensation plan, the 1997 Employee, Director and Consultant Stock Option Plan (“Plan”) which is described below. Prior to fiscal 2006, the Company accounted for the plan under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, (SFAS 123). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of income.

In December 2004, FASB issued SFAS 124 (revised 2004), “Share-Based Payments”, (SFAS 123(R)). Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.

Prior to January 1, 2006, the Company had adopted only the disclosure provisions of Financial Accounting Standard No. 123(R), “Accounting For Stock-Based Compensation” (SFAS 123(R)). It applied APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and related interpretations in accounting for its plan and did not recognize compensation expense for its stock-based compensation plan.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, stock compensation costs recognized beginning January 1, 2006 includes (a)  compensation cost for all stock-based compensation payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Stock Based Compensation

The Company’s net loss for the three months ended March 31, 2006 was larger by approximately $75,000 more than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share for the same period was $0.01 higher, due to the Company’s adopting SFAS 123(R).

1997 Employee, Director and Consultant Stock Option Plan

In May 1997, the Company adopted an incentive stock option plan for employees, directors and consultants. The Company’s board of directors authorized a maximum of 600,000 shares of common stock for issuance under the plan, which in 2001 was increased to 2,100,000 shares, increased in 2002 to 3,100,000 shares and further increased in 2003 to 4,100,000 shares. Pursuant to the plan, the board may grant options to employees, directors, or consultants at its discretion. Options granted under the plan to individuals with less than 10% ownership are to be for 100% of the fair value of the common stock on the date of grant and expire 10 years from the date of grant. Options granted under the plan to individuals with greater than 10% ownership are to be for 110% of the fair value of the common stock on the date of grant and expire five years from the date of grant.

Accounting for Stock Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options. RSU fair values generally equal their intrinsic value on the date of grant.

The fair values of stock grants are amortized as compensation expense over the options’ vesting period. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flow.

In anticipation of adopting SFAS 123(R), the Company evaluated the assumptions used in the Black-Scholes model. The Company continues to calculate the expected volatility based solely on historical volatility. The Company believes the historical volatility provides the best estimate of future stock price volatility.

The expected term was previously and is currently calculated based on an analysis of vesting periods and contractual life. The Company believes that this analysis provides a better estimate of option term periods.

The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield.

Stock Based Compensation

As part of the requirements of SFAS 123(R), the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

A summary of the Company’s stock compensation activity with respect to the fiscal quarter ended March 31, 2006 follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,495,060	$5.4939
Granted	106,500	0.9799
Exercised	-0-
Cancelled or expired	(25,000)	5.2000
Outstanding at March 31, 2006	2,576,560	$5.3102	6.6881	$56,930.00

Vested at March 31, 2006	2,269,560	$5.8648	6.3239	$56,930.00

Exercisable at March 31, 2006	2,269,560	$5.8648	6.3239	$56,930.00

The weighted average fair value per share of stock-based payments granted to employees during the three months ended March 31, 2006 was $0.78. Although no options were exercised during the three months ended March 31, 2006, the total intrinsic value of exercisable stock options was $56,930 during the same period. In addition, since no options vested in the first quarter ended March 31, 2006, no fair value of vested options was calculated. Had we implemented SFAS 123(R), our stock-based compensation expense for the three months ended March 31, 2005 would have been approximately $532,000.

During the three months ended March 31, 2006, the Company issued 106,500 options to purchase shares under the Company’s Plan. No options were exercised for the three months ended March 31, 2006.

3.                            Accounts Receivable

Accounts Receivable at March 31, 2006 and December 31, 2005 are comprised of the following:

	2006	2005
		(Audited)
Distributor	$75,163	$190,202
Direct customers	132,202	107,635
	$207,365	$297,837

Less allowance for doubtful accounts	$(88,074)	(145,000)

Net accounts receivable	$119,291	$152,837

4.                            Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows:

	March 31,	December 31,
	2006	2005
		(Audited)

Raw materials	$-0-	$-0-
Finished goods held by Apogee	2,111,007	2,297,795
Finished goods held by distributors	448,103	943,423

	$2,559,110	$3,241,218
Less allowance for slow moving, excess And obsolete inventory	(1,945,525)	(1,913,254)

Inventory - net	$613,585	$1,327,964

5.                            Property and Equipment

Property and equipment at March 31, 2006 and December 31, 2005 are comprised of the following:

	March 31,	December 31,
	2006	2005
		(Audited)

Equipment	$55,544	$48,091
Software	32,943	32,943
Furniture and fixtures	19,943	22,515
Leasehold improvements	22,954	22,954

	$131,384	$126,503

Less accumulated depreciation	(83,697)	(86,570)

	$47,687	$39,933

Depreciation expense was $4,882 for the three months ended March 31, 2006.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

6.                            Accrued Expenses

	March 31,	December 31,
	2006	2005
		(Audited)

Accrued audit expenses	$40,000	$69,000
Accrued legal expenses	67,000	86,000
Accrued taxes	20,000	20,000
Other accrued expenses	31,000	39,000

	$158,000	$214,000

7.                            Deferred Contract Revenue

During September 2004, the Company entered into a funding agreement with United Binational Industrial Research and Development (“BIRD”) Foundation of Israel. This agreement will provide funds to the Company for industrial research and development activities. The agreement will provide up to a maximum of $560,000 of which the Company may receive $280,000, and another partner in the agreement will receive the remainder. The Company has recorded $101,379 in deferred contract revenue and for the twelve months ended December 31, 2004 recorded $23,101 as an offset to research and development expenses. There was no revenue recorded under this agreement for the fiscal year ended December 31, 2005 or the three months ended March 31, 2006.

8.                            Stockholders’ Equity

Stock Options

During the three months ended March 31, 2006, the Board of Directors awarded to certain employees options to purchase 106,500 shares at exercise prices ranging from $.77 to $1.30 per share. These options were granted under the 1997 Employee, Director and Consultant Stock Option Plan. The options vest over five years beginning at the first anniversary of the date of grant.

9.                            Related Party Transactions

The Company rents its facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, the Company is renting the facility on a month-to-month basis.

10.                     License Agreement

On February 7, 2001, the Company signed a license agreement with ST Microelectronics NV (“ST”). The agreement granted ST the exclusive rights to develop, manufacture, and sell products incorporating certain intellectual property rights owned or controlled by the Company. In consideration for this license, ST paid to the Company a one-time license fee of $1.6 million in cash, a $400,000 credit for future design services and royalties based upon the sale of ST products that incorporate the licensed technology.

Royalty income was recognized during the period in which the royalties were earned. Royalties were reported to us by ST on a quarterly “Royalty Schedule,” which was received within 30 days of quarter end. Royalties were determined based upon either a percentage of selling prices or a flat rate depending on the particular product item sold in the reporting quarter. The license agreement has no expiration date; however, either party may cancel the agreement upon certain advance notices as defined in the agreement. In conjunction with the SigmaTel

Transaction, Apogee sold the rights to the royalties received under the license agreement to SigmaTel, as well as, all the rights title and interest in the related intellectual property.

11.                     Concentrations

During the three months ended March 31, 2006, the Company derived approximately 76% of its revenue as a result of sell through by three distributors.

During the three months ended March 31, 2005, the Company derived approximately 72% of its total revenue and 79% of product revenue from three distributors.

Three of the Company’s customers accounted for approximately 91% of the total accounts receivable balance at March 31, 2006.

Four of the Company’s customers accounted for approximately 87% of the total accounts receivable balance at March 31, 2005.

During the three months ended March 31, 2006, the Company derived approximately 97% of its revenue from distributors located in Asia and Europe.

During the three months ended March 31, 2005, the Company derived approximately 91% of its total and product revenue from distributors located in Asia and Europe.

The Company maintains its cash accounts with high quality financial institutions. Balances usually exceed the maximum coverage ($100,000) provided by the Federal Deposit Insurance Corporation on insured depositor accounts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three-month periods ended March 31, 2006 and March 31, 2005 should be read in conjunction with the Company’s Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled “Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price” as well as other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The Company does not intend to update any such forward-looking statements.

OVERVIEW

Apogee has historically designed, developed, and marketed integrated circuit (“IC”) products incorporating our proprietary DDX® audio amplifier technology to the consumer market. In addition, under licensing agreements with third parties, we granted rights to our intellectual property for use in royalty bearing audio IC products. Apogee is currently in the final stages of the process of evolving from an audio focused enterprise to a provider of sensors and medical device products based upon its acquired Micro-Electromechanical Systems (“MEMS”) MEMS/Nanotechnologies. We released our first sensor products in December 2005 targeted for the consumer, automotive and industrial markets and we are currently developing a MEMS based device for transdermal drug delivery for the medical market.

From 1981 until 1995, Apogee was in the business of engineering, manufacturing and marketing high quality, high-end patented ribbon loudspeaker systems for use in home audio and video entertainment systems. Since 1995, we have focused on the development and commercialization of our proprietary all-digital, high efficiency audio amplifier technology, known as DDX®. Our DDX development efforts were directed toward the licensing of our technology and the design and development of DDX based IC’s. Apogee signed an exclusive licensing agreement for audio applications with STMicroelectronics NV (“ST”) in February 2001, which was subsequently transitioned to a non-exclusive license in 2005. Under this licensing agreement with ST, Apogee developed and provided intellectual property to be used in royalty bearing products produced by ST. Apogee started the development of DDX-based IC products in 1996. The first IC product was released in late 2000 and since that time we have released over 20 additional IC products. Apogee marketed and sold its semiconductor products to audio manufacturers using a worldwide sales and distribution network. We utilized ST and another third party supplier to produce our semiconductor products.

As set forth in our Current Report on Form 8-K as filed on October 11, 2005, we completed a transaction with SigmaTel, Inc. (“SigmaTel”) on October 5, 2006, whereby certain assets of our audio division were sold, including the DDX technology and the associated royalties from our license agreement with ST, to SigmaTel for approximately $9.4 million plus a one-year earn-out of potentially up to $4.5 million. No assurance can be given that this earn-out will be realized, and based on our reports received to date, the revenue generated from this earn-out is likely to be minimal, if anything at all. As part of the transition a significant portion of Apogee’s engineering and marketing staff related to the audio division left the Company after they were offered positions at SigmaTel. We have chosen to exit the audio business and by the terms of a non-compete with SigmaTel, signed in connection with our sale of assets to them, we can no longer compete in the Class D audio/amplifier business for a period of two years.

Subsequent to the sale of the audio division, we reorganized the Company’s remaining MEMS division into two business groups, the Sensor Products Group and the Medical Products Group. The Sensor Products Group will focus on the design, development and marketing of proprietary MEMS/Nanotechnology based sensors for the consumer, industrial and automotive markets. In December 2005, we introduced our first sensor products, a family of miniature pressure sensors, trademarked under the Sensilica™ brand name. These sensors are presently being sampled to potential customers. We intend to sell these sensor devices as stand-alone die and as packaged solutions in a similar manner as employed in the marketing and sale of our former audio IC products. The Medical Products Group is currently focused on the design, development and marketing of MEMS based devices to provide enhanced delivery of a range of therapies through the skin, or transdermally. We have demonstrated the feasibility of our solution by performing efficacy tests with model drugs and have performed related testing to support the commercialization of our transdermal delivery device. Depending upon the results of our technology and product development activities, we may: (i) license our technology to third party medical device or pharmaceutical companies, (ii) develop, have made and market through distributors our own medical products, or (iii) partner with third party pharmaceutical companies to commercialize our products.

For the immediate future a meaningful portion of our revenue will result from the sale our remaining audio inventory. We expect that future revenue will initially be the result of sensor sales, potential licensing revenues resulting from the grant rights to its intellectual property, and consulting work from product or intellectual property development for third parties. It is likely that our MEMS-based medical products will take longer to commercialize, but the same business model will likely apply. Although the sales and marketing staff is not the same, we plan to leverage our past experience with a worldwide network of direct sales staff, independent sales representatives and distributors to support our Sensor Products Group and in conjunction with this we also intend to add new sales channels for our emerging medical products as appropriate.

In our former business, we outsourced the manufacturing, assembly and preliminary testing of our products. We intend to follow the same business model with respect to our sensor and medical products businesses. Our cost of revenue includes the third-party manufacturing, testing and assembly costs as well as costs associated with shipping. Research and development expenses consist primarily of salaries and related overhead costs associated with engineering activities as well as other materials and related services used in the development of our semi-conductor chips. Selling, general and administrative expenses consist primarily of employee compensation and overhead charges as well as expenses directly associated with the marketing of our past and potential products. We expect our business structure to remain largely the same.

At March 31, 2006, we had an accumulated deficit of approximately $13.4 million, as compared to a deficit of $12.7 million as of December 31, 2005. Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market its DDX technology as well as costs associated with our efforts to develop new products using our analog and digital circuit designs and MEMS technology.

As of March 31, 2006, we had 14 employees compared to 36 employees for the same period in 2005. This reduction in employees is a direct result of the audio business sale to SigmaTel, Inc. in October 2005.

During the three-month period ended March 31, 2006, we derived approximately 76% of our revenue as a result of sell through by three of our distributors. As of March 31, 2006, Apogee recognized substantially all of the deferred revenue, approximately $252,000, related to one of our former distributors. At December 31, 2005, we had formally terminated this distributor contract. At March 31, 2006 it was determined that we would have no continuing involvement with this distributor as it related to the audio business. All of the revenue was attributable to the audio division. Prior to the SigmaTel transaction, we utilized a network of sales representatives and distributors, as well as sales offices in China, Hong Kong, Japan and Taiwan, to support our worldwide sales and marketing activities. Subsequent to the selling of the audio business in October 2005, we closed our locations in China, Hong Kong and Taiwan. In addition, in January 2006, we closed the Long Island, New York office.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three-month periods ended March 31, 2006 and 2005 have been derived from our unaudited financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three Months ended March 31,
	2006	2005

Statement of Operations Data:
Revenue	$985,398	$1,114,740
Costs and expenses	1,746,529	2,557,421
Other income (expense)	32,129	4,397
Net loss	$(729,002)	$(1,438,284)

Shares outstanding	11,968,332	11,838,332

Balance Sheet Data:
Total assets	$6,112,641	$3,990,034
Stockholders’ equity	$4,885,135	$1,116,376
Loss per share (basic and fully diluted)	$(0.06)	$(0.12)

RESULTS OF OPERATIONS OF THE COMPANY

The following table sets forth the percentage of total revenue represented by certain revenue and expense items for the three-month periods ended March 31, 2006 and 2005. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

	For the Three Months Ended March 31,
	2006	2005

Product sales	100.00%	90.94%
Royalties	0.00	9.06
Consulting/licensing	0.00	0.00

Cost of sales	73.60	86.78
Research and development	40.04	70.88
Sales, general and administrative	63.60	71.76

Operating loss	(77.24)%	(129.42)%
Other income (expense)	3.26	0.39

Net loss	(73.98)%	(129.03)%

Revenue

On October 5, 2005, we completed a transaction with SigmaTel, Inc. whereby certain assets of the audio division were sold, including the DDX® technology and the associated royalties from its license agreement with ST for approximately $9.4 million, resulting in a gain of approximately $8.9 million, plus a one-year earn-out of potentially up to $4.5 million. As a result, we will formally discontinue our residual audio division after completing the sale of our remaining audio division assets. Based on our experience to date, it is unlikely that any of the earn-out will be received and if any is received it will be a minimal amount. We derive our revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to original equipment manufacturers or sell through point of sale (“POS”) by distributors. All shipments are fulfilled from our warehouses in Hong Kong and/or Norwood, Massachusetts and revenue is reported net of returns; (2) royalty revenue, which formerly consisted of royalties paid by STMicroelectronics which have now been sold as part of the transaction with SigmaTel. The Company may in the future receive royalties under its remaining audio licensing agreements and from new agreements contemplated under its two new business groups, and (3) consulting income related to the development of custom products for third parties. See Note 2 of the condensed consolidated financial statements – Revenue Recognition.

Total revenue declined by approximately $129,600 or 12% to $985,400 for the three months ended March 31, 2006 from approximately $1.115 million for the three months ended March 31, 2005.

During the three-month period ended March 31, 2006, we recognized revenue from product sales of approximately $985,400, a decrease of approximately $28,600 or 3% from product revenue recognized of approximately $1.014 million for the three months ended March 31, 2005. Product sales consisted of semiconductor products sold directly to end users or POS revenue by our distributors.

Subsequent to the transaction with SigmaTel, we no longer recognize royalties under the ST Licensing Agreement. As a result, no royalty revenue was recorded for the three months ended March 31, 2006. For the same period in 2005 we recognized royalty revenue of approximately $101,000. During both the first quarter ended March 31, 2006 and 2005 we did not record any consulting/licensing revenue.

Total revenue for the three months ended March 31, 2006 and 2005 consisted of:

	2006	2005

Product Revenue	$985,398	$1,013,787
Royalties	-0-	100,953
Consulting	-0-	-0-

Total:	$985,398	$1,114,740

Revenue from DDX products is expected to continue to diminish over the next few quarters as DDX inventory is sold and deferred revenue is recognized through the POS reporting by distributors. In addition, licensing revenue from the ST Licensing Agreement has been assigned to SigmaTel in conjunction with the sale of certain DDX assets to SigmaTel.

It is anticipated that nominal revenue from MEMS’ related products will be generated by the end of 2006.

Cost of Revenue

Cost of revenue decreased as a result of reduced product revenue to approximately $725,000 for the three months ended March 31, 2006, compared to approximately $967,000 for the three months ended March 31, 2005. Cost of revenue primarily consists of purchasing finished semiconductor chips and costs associated with assembly, testing and shipping of those products as well as customs and storage fees associated with warehousing a large portion of our semiconductor products in Asia. For the three months ended March 31, 2006 we recorded a gross margin from product revenue of approximately 26%, compared to a gross margin of approximately 13% for the three months ended March 31, 2005. Additionally, from an analysis of sales to inventory on hand and/or on order management determined that it was necessary to establish reserves for slow moving, excess and/or obsolete inventories held at our facility or at our distributors. These provisions are reported as part of the cost of revenue. For the three-month period ended March 31, 2006, we recorded a provision of approximately $32,000, compared to a provision of approximately $243,000 for the three months ended March 31, 2005. Both at March 31, 2006 and 2005 the total reserve for slow moving, excess and obsolete inventory was approximately $1.9 million. We continue to monitor our inventory and we believe the reserves currently in place are adequate, but we will continue to re-evaluate on a quarterly basis or more frequently if market conditions warrant.

Research and Development (“R&D”) Expenses

The Company’s research and development (“R&D”) expenses consist primarily of salaries, development material costs, external consulting and service costs related to the design of new products and the refinement of existing products. Research and development expenses decreased by approximately $395,000 or 50% to approximately $395,000 from approximately $790,000 for the three months ended March 31, 2005. This decrease was the result of the transaction with SigmaTel and the transfer of our audio related R&D staff to SigmaTel. Human resource costs decreased by approximately $375,000 or 67% to approximately $183,000 for the three months ended March 31, 2006 compared to approximately $558,000 for the same period in 2005. For the three months ended March 31, 2005, human resource costs associated with our former audio division were approximately $420,000.

With the sale of our former audio division to SigmaTel, we expanded the development of both our sensor and medical device products. Expenses associated with the development of new products and the refinement of existing products increased to approximately $176,000 for the three months ended March 31, 2006, compared to approximately $42,000 for the same period in 2005. We will continue to invest in the development of our sensor and medical device products. In January 2006, we consolidated our MEMS division to our home office in Norwood, Massachusetts and closed the Long Island Office. We anticipate that we will continue to commit resources to research and development activities and R&D costs are expected to increase in the future.

Selling, General and Administrative (“SG&A”) Expenses

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and selling of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses included costs related to the operation of Apogee’s Hong Kong, Taiwan and Japan (2006) sales offices. General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General & Administrative (“SG&A”) expenses were approximately $627,000 for the three months ended March 31, 2006 compared to approximately $800,000 for the three months ended March 31, 2005. This represents a decrease of approximately $173,000 or 22%. The decrease in SG&A, described below, was attributable primarily to the closing of the Hong Kong and Taiwan offices as well as decreased professional fees, travel and human resource costs.

Human resource costs decreased approximately $54,000 or 14% to $325,000 for the three months ended March 31, 2006 compared to approximately $379,000 for the three months ended March 31, 2005. This decrease reflects the reduction in staffing and subsequent closing of the Hong Kong office as a result of the sale of the Audio Division to SigmaTel, Inc. in October 2005. As of March 31, 2006, Apogee employed a total of 14 employees, 13 domestically and 1 in our Japanese office. With our adoption of SFAS 123R, the human resource expense for the three months ended March 31, 2006 was increased by approximately $25,000. As of March 31, 2005 we employed a total of 36 employees, 28 domestically with 6 employees in Hong Kong and 1 employee each in Japan and Taiwan.

Professional expenses increased by approximately $11,000 or 9% to approximately $133,000 for the three months ended March 31, 2006, compared to approximately $122,000, for the three months ended March 31, 2005. Of this increase approximately $54,000 was as a result of an increase in legal expenses, partially offset by a decrease in the use of third party marketing consultants. Legal expenses increased to approximately $92,000 for the three-month period ended March 31, 2006, compared to approximately $34,000 for the three months ended March 31, 2005. Accounting expenses remained constant at approximately $28,000 for the three months ended March 31, 2006, compared to approximately $29,000 for the same period in 2005.

Other expenses contributing to the decrease in SG&A were reduced international travel, closing of the Hong Kong, China and Taiwan Offices as well as reduced commissions and distribution expense. Travel expense decreased by approximately $59,000 or 69% to approximately $27,000 for the three months ended March 31, 2006, compared to approximately $86,000 for the same period in 2005. As a result of the audio division sale of assets to SigmaTel, we closed the Taiwan Office effective as of December 31, 2005 and the Hong Kong Office effective as of February 28, 2006. Expenses associated with the Hong Kong Office, net of human resources were approximately $9,000 for the three months ended March 31, 2006, compared to approximately $35,000 of expenses, net of human resources, for the same period in 2005, an overall decrease of approximately $26,000 or 74%.

Operating expenses are expected to increase over the next few quarters due to the addition of staff to support our Sensor and Medical Product groups.

Interest Income (Expense)

Interest income includes income from Apogee’s cash and cash equivalents and from investments and expenses related to its financing activities. During the three months ended March 31, 2006, we generated interest income of approximately $54,000 compared to interest income of approximately $4,000 during the same period in 2005. This increase was primarily due to interest on the net cash received of approximately $5.7 million as a result of the SigmaTel Transaction. The approximately $20,000 in other expense resulted from a loss on the disposal of fixed assets and additional expenses in connection with the SigmaTel transaction.

Net Loss

Apogee’s net loss for the three months ended March 31, 2006 was approximately $729,000 or $0.06 per basic and diluted common share, compared to a net loss of approximately $1.4 million or $0.12 per basic and diluted common share for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity at March 31, 2006 consisted of approximately $4.7 million in cash and cash equivalents. Cash equivalents consist of certificates of deposits, which are highly liquid and have original maturities of no more than 90 days. This compares to approximately $749,000 at March 31, 2005. In addition, as of March 31, 2006, we had working capital of approximately $4.3 million, compared to working capital of approximately $799,000 at March 31, 2005. This increase in cash was the result of the SigmaTel Transaction whereby on October 5, 2005, we received approximately $8.6 million, net of expenses, from the SigmaTel Transaction as a result of the sale of certain assets of our audio division.

Net cash used in operating activities for the three-month period ended March 31, 2006 decreased to approximately $830,000 compared to approximately $1.1 million in the three-month period ended March 31, 2005. The decrease was primarily due to a decrease in the net loss as a result of decreased spending following the SigmaTel transaction and the transfer of the DDX related engineering and sales staff. As of March 31, 2006, inventory, net of reserves was approximately $614,000 compared to inventory, net of reserves, of approximately $2.4 million as of March 31, 2005. This trend is likely to continue as we sell off the remaining DDX inventory. Net accounts receivable was approximately $614,000 at March 31, 2006 down from approximately $1.3 million at March 31, 2005. As of March 31, 2006 we had reserves against bad debt of approximately $88,000 compared to a reserve of $120,000 as of March 31, 2005. This decrease in the reserve was the result of an approximately $57,000 write off of a receivable from one of our distributors. Given the current accounts receivable we believe that the remaining reserve is sufficient at this time.

Net cash used in investing activities for the three months ended March 31, 2006 was approximately $9,000, compared to approximately $23,000 for the three months ended March 31, 2005.

No cash was provided by financing activities for the three months ended March 31, 2006 and March 31, 2005.

We believe that cash flow from operations as well as the funds from the audio division sale, as well as amounts that may be raised from time to time in private offerings of its common stock or debt financings will be sufficient to support operations and fund capital equipment requirements at least through March 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Reco gnition in Financial Statements: Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The following policies apply to Apogee’s two major product sales categories for revenue recognition. Sales to end users (OEM):  Revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer’s representative/freight forwarder. Sales to Distributors:  From time to time we provide stock rotation rights, price protection and other incentives to its Distributors. See Note 2 – Summary of Significant Accounting Policies of the Consolidated Financial Statements. As a result of these incentives, Apogee has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date we have experienced minimal warranty returns.

In addition, we record royalty revenue when earned in accordance with the underlying agreements. Consulting and licensing revenue is recognized as services are performed.

Accounts Receivable

Apogee performs credit evaluations of customers and determines credit limits based upon payment history, customers’ creditworthiness and other factors, as determined by our review of their current credit information. For a majority of our larger sales, we can require the issuance of a Letter of Credit. Smaller accounts must either pay via credit card or in advance of shipment. We continuously monitor collections and payments from our customers, and we maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While we have not had any significant credit losses to date, we cannot guarantee that we will continue to avoid credit losses in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Since our accounts receivable are highly concentrated in a small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectibility of our accounts receivable, our liquidity or our future results of operations.

Inventory

Apogee states its inventory at the lower of cost (first-in, first-out) or market. This policy requires that we make certain estimates regarding the market value of the inventory, including an assessment of excess or obsolete inventory. Apogee had determined excess and obsolete inventory based on estimated future demands and estimated selling prices for our products within a specified time frame, which was generally 12 months. The estimates used for expected demand were also used for short-term capacity planning and inventory purchasing and were consistent with revenue forecasts. In addition to the current inventory at March 31, 2006 of approximately $614,000, net of reserve, consisting of $166,000 held at Apogee and $448,000 held at distributors. This compares to inventory at December 31, 2005, net of reserves, of approximately $1.3 million consisting of $719,000 held at distributors with the remaining $609,000 held at Apogee. The inventory level was established based on expected demand and not from firm customer purchase commitments prior to the SigmaTel Transaction. As of March 31, 2006 the total allowance for slow moving, excess and obsolete inventory was approximately $1.9 million. Currently, we believe that our reserves are sufficient given our current inventory level. However, if we are unable to sell the inventory in a relatively short period of time it, we will be required to take additional excess inventory charges or write-downs to net realizable value, which will decrease the gross margin as well as the net operating results in the future.

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

Stock Compensation

Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25. Effective January 1, 2006, we adopted the provisions of SFAS 123R using the modified-prospective-transition method. SFAS 123R requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

As of March 31, 2006, we had stockholders’ equity of approximately $4.9 million, an accumulated deficit of approximately $13.4 million and working capital of approximately $4.2 million. We recorded a loss of approximately $729,000 for the three months ended March 31, 2006. In the fiscal year ended December 31, 2005, we recorded an operating loss of approximately $5.5 million with a net profit of approximately $3.0 million from a gain of approximately $8.9 million. This net profit resulted from the sale of the DDX Division to SigmaTel, Inc. on October 5, 2005, for approximately $9.4 million, plus a one-year earn-out of potentially up to $4.5 million. No assurance can be given that this earn-out will be realized and based on our reports received to date the revenue generated from this earn-out is likely to be minimal, if we receive anything at all. Our results in the fiscal year ended December 31, 2005 compare to an operating loss of approximately $3.4 million and a net loss of approximately $3.4 million for the fiscal year ended December 31, 2004. We will need to generate revenue to sustain profitability and positive cash flow. Our ability to generate future revenue and sustain profitability will depend on a number of factors, many of which are described throughout this risk factor section. If we are unable to achieve and sustain profitability, the Company’s share price would likely decline.

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

THE COMPANY HAS ONLY A SMALL NUMBER OF CUSTOMERS, AND THE LOSS OF THESE CUSTOMERS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

We derived approximately 76% of our revenue as a result of sell through to end customers by three distributors during the three months ended March 31, 2006 as compared to approximately 72% of total revenue and  79% of product revenue as a result of sell through to end customers by three distributors during the three months ended March 31, 2005. With the sale of the audio business, Apogee’s traditional consumer electronic customer will not be supported with audio products after the sale of its remaining inventory. We are working to develop new customers for our sensor and medical products but we can not guarantee that we will be able to succeed in these efforts.

AS A RESULT OF THE SALE OF OUR AUDIO BUSINESS THE COMPANY WILL NOT RECEIVE ROYALTIES FROM ST AND AUDIO PRODUCT REVENUE WILL EVENTUALLY END. AS A RESULT OUR ABILITY TO ACHIEVE OR SUSTAIN REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO FIND CUSTOMERS AND TO DEVELOP AND SELL OUR SENSOR AND MEDICAL PRODUCTS.

Apogee historically derived revenue from audio IC product sales, royalties pursuant to our license agreement with ST and others and consulting revenues from contracted audio product development. With the sale of our audio assets to SigmaTel in October 2005, we will no longer be receiving license revenue and future audio IC sales will diminish as we sells off our remaining inventory. The revenues from the earn-out with SigmaTel appear unlikely to materialize. Apogee released new sensor products in December 2005 and expects to generate revenue from the sale of these products in 2006. However, we may not have any revenues if we are unable to fnd customers and to develop and our sensor products. Due to the long time required to develop and approve our medical products, we do not expect to receive income in the near future.

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

Approximately 97% of our revenue for the three months ended March 31, 2006 was a result of revenue from our former audio business to customers located in Asia. This compares to approximately 91% for both our total and product revenue to customers located in Asia and Europe, for the 3 months ended March 31, 2005. We have entered into a non-compete in connection with the sale of assets to SigmaTel, Inc., except for permissible sales of our audio IC inventory. We will need to develop new markets and add new sales channels in order to effectively market the new sensor and medical products.

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

OUR ABILITY TO ACHIEVE REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO PERSUADE THE MARKET TO ADOPT OUR PRODUCTS.

We face challenges in persuading manufacturers to adopt our products based upon new MEMS/Nanotechnologies. In order to adopt our products, customers and their development staff must understand and accept our new technology. In addition, our products may be more expensive or difficult to use for some applications than products based on traditional technologies. For these reasons, prospective customers may be reluctant to adopt our products.

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

ITEM 3 – CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13d-15_(e) and 15d-15_(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company’s current disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company was made known to them by others, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

(b)         Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

APOGEE TECHNOLOGY, INC.

Date: May 15, 2006	By:	/s/	Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: May 15, 2006	By:	/s/	Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial Officer and Vice President of Finance
(principal financial officer and principal accounting officer)

FORM-10-QSB

MARCH 31, 2006

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