Form 10QSB
period 2006-06-30
APOGEE TECHNOLOGY INC
filed 2006-08-14
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-10456

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐   Yes   ☒   No

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of July 28, 2006, there were 11,968,332 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes   ☐ No   ☒

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
PERIODS ENDED JUNE 30, 2006 AND JUNE 30, 2005

PART I                  FINANCIAL INFORMATION

Item 1.                    Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$3,756,059	$5,512,974
Accounts receivable, net of allowance for doubtful accounts of $13,245 and $145,000, in 2006 and 2005 respectively	102,349	152,837
Inventories, net	354,242	1,327,964
Prepaid expenses and other current assets	66,974	123,462

Total current assets	4,279,624	7,117,237

Property and equipment, net	52,806	39,932

Other assets
Escrow account	417,463	409,480
Patents	155,862	149,536

	$4,905,755	$7,716,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$423,033	$766,930
Deferred distributor revenue	433,770	1,337,022
Deferred contract revenue	72,686	72,686

Total current liabilities	929,489	2,176,638

Commitments and Contingencies	—	—

Stockholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized, 11,968,332 and 11,968,332 shares issued and outstanding at June 30, 2006 and December 31, 2005	119,683	119,683
Additional paid-in capital	18,104,423	18,104,423
Deferred stock compensation	97,354	—
Accumulated deficit	(14,345,194)	(12,684,559)

Total stockholders’ equity	3,976,266	5,539,547
	$4,905,755	$7,716,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2006	2005	2006	2005

Revenues
Product sales	$339,549	$1,154,661	$1,324,947	$2,168,449
Royalties	1,250	159,978	1,250	260,931

	340,799	1,314,639	1,326,197	2,429,380

Costs and expenses
Product sales	271,844	885,885	997,089	1,853,228
Research and development	605,738	732,868	1,000,313	1,523,007
Selling, general and administrative	531,884	1,293,144	1,158,593	2,093,084

	1,409,466	2,911,897	3,155,995	5,469,319

Operating loss	(1,068,667)	(1,597,258)	(1,829,798)	(3,039,939)

Other (expense) income

SigmaTel earn-out	84,108	—	84,108	—
Interest/other expense	(864)	(3,452)	(22,451)	(3,452)
Interest income	53,790	1,728	107,506	6,125

	137,034	(1,724)	169,163	2,673

Net loss	(931,633)	(1,598,982)	(1,660,635)	(3,037,266)

Accumulated deficit - beginning	(13,413,561)	(17,075,230)	(12,684,559)	(15,636,946)

Accumulated deficit - ending	$(14,345,194)	$(18,674,212)	$(14,345,194)	$(18,674,212)

Basic and diluted loss per common share	$(0.08)	$(0.14)	$(0.14)	$(0.26)

Weighted average common shares outstanding - basic and diluted	11,968,332	11,838,332	11,968,332	11,838,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2006	2005

Cash flows from operations
Net loss	$(1,660,635)	$(3,037,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(131,755)	25,000
Provision for slow moving, excess and obsolete inventory	21,411	320,867
Depreciation and amortization	8,130	44,475
Stock compensation expense	97,354	—
Disposal of property and equipment	11,032	—
Changes in operating assets and liabilities:
Accounts receivable	155,181	(73,841)
Inventories	952,311	(216,045)
Prepaid expenses and other current assets	56,488	102,757
Accounts payable and accrued expenses	(324,818)	799,433
Deferred distributor revenue	(903,253)	144,916
Deferred contract revenue	—	(23,102)

Net cash used in operating activities	(1,718,554)	(1,912,806)

Cash flows used in investing activities
Purchases of property and equipment	(32,035)	(62,186)
Patent costs	(6,326)	(47,947)

Net cash used in investing activities	(38,361)	(110,133)

Cash flows from financing activities
Proceeds from officer loan	—	250,000
Proceeds from shareholder loan	—	250,000

Net cash provided by financing activities	—	500,000

Decrease in cash and cash equivalents	(1,756,915)	(1,522,939)

Cash and cash equivalents — beginning	5,512,974	1,886,883

Cash and cash equivalents — ending	$3,756,059	$363,944

The accompanying notes are an integral part of these condensed consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND JUNE 30, 2005 (UNAUDITED)

1                                  The Company and Basis of Presentation

The Company

Apogee Technology, Inc. and Subsidiary (the “Company” or “Apogee”, “we”, “us”, or “our”) has historically designed, developed, and marketed integrated circuit (“IC”) products incorporating our proprietary DDX® audio amplifier technology to the consumer electronics market. In addition, under licensing agreements with third parties, we granted rights to our intellectual property for use in royalty bearing audio IC products. Apogee is in the process evolving from an audio focused enterprise to a provider of sensors and medical device products based upon our acquired Micro-Electromechanical Systems (“MEMS”) and Nanotechnologies. We released our first sensor products in December 2005 targeted for the consumer, automotive and industrial markets and we are currently developing a MEMS based device for transdermal and intradermal drug delivery for the medical market.

On October 5, 2005, Apogee completed a transaction with SigmaTel, Inc. (“SigmaTel”), whereby certain assets of the audio division were sold, including the DDX technology and the associated royalties from its license agreement with STMicroelectronics (“ST”).  These assets were sold to SigmaTel for approximately $9.4 million, resulting in a gain of approximately $8.9 million plus a one-year earn-out of potentially up to $4.5 million (the “SigmaTel Transaction”). During the three-month period ended June 30, 2006, we recorded approximately $84,000 from the earn-out.  No assurance can be given that any portion of the additional earn-out will be realized. The Company and certain of its principal stockholders also entered into an Indemnification Agreement in the event that certain terms of the Agreement are violated. The Company is authorized to indemnify the principal stockholders in the event any one or more of them has to satisfy any obligations thereunder. In addition, the Company’s engineering and marketing staff related to the audio division were offered positions at SigmaTel as a part of the Transaction.

Although the Company retained some of its audio division related agreements (with the exception of the royalty rights from the license agreement with ST) and its audio IC inventory, the Company intends to cease the operations of its audio division upon completion of the sale or disposition of these remaining assets which is expected within the next year.

Subsequent to the sale of the audio division, we organized our MEMS division into two business groups, the Sensor Products Group and the Medical Products Group. The Sensor Products Group will focus on the design, development and marketing of proprietary MEMS/Nanotechnology based sensors for the consumer, industrial and automotive markets. In December 2005, we introduced our first sensor products, a family of miniature pressure sensors, trademarked under the Sensilica™ brand name. These sensors are presently being sampled to potential customers. We intend to sell these sensor devices as stand-alone die and as packaged solutions in a similar manner as we employed in the marketing and sale of our former audio IC products. The Medical Products Group is currently focused on creating value added products to address unmet medical needs by commercializing nanotechnology based drug encapsulation and therapeutic delivery products. We have demonstrated the feasibility of our drug delivery device by performing efficacy tests with model drugs in laboratory settings. We are currently establishing manufacturing and regulatory strategies to support commercialization of our transdermal and intradermal line of products for both Food and Drug Administration (“FDA”) regulated and non FDA-regulated applications. Depending upon the results of our technology and product development activities, we may: (i) license our technology to third party medical device or pharmaceutical companies, (ii) develop, have made and market through distributors our own medical products, or (iii) partner with third party pharmaceutical companies to commercialize our products.

Basis of Presentation

Consolidated Financial Statements

The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. All significant intercompany transactions and accounts have been eliminated.

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have incurred continuing losses and negative cash flows from operations. Net losses were approximately $1.7 million and negative cash flows from operations were approximately $1.7 million for the six months ended June 30, 2006. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company sold certain tangible and intangible assets associated with its audio business in 2005 and has approximately $3.8 million of cash at June 30, 2006. The Company has reduced, in the short-term, its operating expenses for payroll and related costs, rents and professional fees amongst others. The Company believes that its current working capital and amounts that may be raised to support operations will be sufficient to fund its capital and operational requirements at least through June 30, 2007.

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

Inventories

Inventories, including inventory held at distributors are stated at the lower of cost on a first-in, first-out basis or market. See Footnote 4.  This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 to 24 months.

During the six-month period ended June 30, 2006, the Company recorded a provision of approximately $32,000 for slow moving, excess and obsolete inventory.  During the three-month period ended June 30, 2006 the Company wrote off approximately $11,000 against this provision.

Purchase commitment losses

The Company accrues for estimated losses on non-cancelable purchase orders of products, which may occur if the future sale price declines below the committed purchase price. There are no outstanding purchase commitments of product inventory and therefore no provision was required at June 30, 2006.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Substantially all of the Company’s cash is held in high quality money market funds comprised of short-term, fixed income securities earning interest at 4.66% at June 30, 2006.

Accounts Receivable

The Company carries its trade receivables from direct customers less an allowance for doubtful accounts to ensure that trade receivables are carried at net realizable value. On a periodic basis, the Company evaluates the collectibility of its accounts receivable on a variety of factors, including length of time receivables are past due, indication of customer willingness to pay, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer’s operating results or financial position. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are generally considered past due if any portion of the receivable balance is outstanding for more than 90 days. The earn-out payment due Apogee, as part of the SigmaTel transaction, if and to the extent earned by the Company, would be due for payment within forty-five days following the end of the Earn-Out Period (October 5, 2006). See Footnote 3 – Accounts Receivable.  If circumstances related to the Company’s customers change, estimates of the recoverability of receivables would be further adjusted.

Fair value of financial instruments

Carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and notes and accounts payable, approximate their fair values due to their relatively short maturities and based upon comparable market information available at the respective balance sheet dates. The Company does not hold or issue financial instruments for trading purposes.

Stock Based Compensation

The Company has one stock-based compensation plan, the 1997 Employee, Director and Consultant Stock Option Plan (“Plan”) which is described below. Prior to fiscal 2006, the Company accounted for the plan under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Compensation costs related to stock options granted at fair value under those plans were not recognized in the consolidated statements of income.

In December 2004, FASB issued SFAS 123 (revised 2004), “Share-Based Payments” (SFAS 123(R)). Under the new standard, companies are no longer able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead companies are required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income.

Prior to January 1, 2006, the Company had adopted only the disclosure provisions of SFAS 123(R). It applied APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and related interpretations in accounting for its plan and did not recognize compensation expense for its stock-based compensation plan.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, stock compensation costs recognized beginning January 1, 2006 include (a)  compensation cost for all stock-based compensation payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Included in the Company’s net loss for the three and six months ended June 30, 2006 was approximately $23,000 and $97,000, respectively, due to the adoption of SFAS 123(R).  In addition, the basic and diluted loss per share for these periods was approximately $0.01 higher due to the adoption of SFAS 123(R).

1997 Employee, Director and Consultant Stock Option Plan

In May 1997, the Company adopted a stock option plan for employees, directors and consultants. The Company’s board of directors authorized a maximum of 600,000 shares of common stock for issuance under the plan, which in 2001 was increased to 2,100,000 shares, increased in 2002 to 3,100,000 shares and further increased in 2003 to 4,100,000 shares. Pursuant to the plan, the board may grant options to employees, directors, or consultants at its discretion. Options granted under the plan to individuals with less than 10% ownership are to be for 100% of the fair value of the common stock on the date of grant and expire 10 years from the date of grant. Options granted under the plan to individuals with greater than 10% ownership are to be for 110% of the fair value of the common stock on the date of grant and expire five years from the date of grant.

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

In anticipation of adopting SFAS 123(R), the Company evaluated the assumptions used in the Black-Scholes model. The Company continues to calculate the expected volatility based solely on historical volatility. The Company believes that historical volatility provides the best estimate of future stock price volatility.

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

A summary of the Company’s stock compensation activity with respect to the six months ended June 30, 2006 follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2005	2,495,060	$5.4939
Granted	141,500	0.9940
Exercised	-0-
Cancelled or expired	(148,960)	4.5431
Outstanding at June 30, 2006	2,487,600	$5.3231	6.3869

Vested at June 30, 2006	2,219,900	$5.8244	6.0396

Exercisable at June 30, 2006	2,219,900	$5.8244	6.0396

The following table summarizes information about options outstanding as of June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.25 — 4.50	964,600	6.4035	$2.1998	696,900	$2.5970
$5.25 — 12.15	1,523,000	6.3764	$7.3012	1,523,000	$7.3012

Total at June 30, 2006	2,487,600	6.3869	$5.3221	2,219,900	$5.8244

During the six months ended June 30, 2006, the Company granted options to purchase 141,500 shares of its common stock at a weighted price average fair market value of $.80.  No options were exercised during the six months ended June 30, 2006.  During the six months ended June 30, 2006, options to purchases 35,300 shares of Apogee common stock vested.   The weighted average fair value of these options was $1.025.  Total stock-based compensation expense for the six months ended June 30, 2006 was approximately $97,000.  Had we implemented SFAS 123(R) during the six months ended June 30, 2005, our stock-based compensation expense for such period would have been approximately $1.1 million.

During the six months ended June 30, 2006, the Company issued 141,500 options to purchase shares under the Company’s Plan.  No options were exercised for the six months ended June 30, 2006.

3.                               Accounts Receivable

Accounts Receivable at June 30, 2006 and December 31, 2005 are comprised of the following:

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Distributor	$13,630	$190,202
Direct customers*	101,964	107,635
	$115,594	$297,837

Less allowance for doubtful accounts	$(13,245)	(145,000)

Net accounts receivable	$102,349	$152,837

* $84,108 of the 2006 amount is from the earn-out due Apogee as part of the SigmaTel transaction.

4.                               Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows:

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Raw materials	$-0-	$-0-
Finished goods held by Apogee	1,940,472	2,297,795
Finished goods held by distributors	348,435	943,423

	$2,288,907	$3,241,218
Less allowance for slow moving, excess and obsolete inventory	(1,934,665)	(1,913,254)

Inventory — net	$354,242	$1,327,964

5.                               Property and Equipment

Property and equipment at June 30, 2006 and December 31, 2005 are comprised of the following:

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Equipment	$60,872	$48,091
Software	32,943	32,943
Furniture and fixtures	23,553	22,515
Leasehold improvements	22,954	22,954

	$140,332	$126,503

Less accumulated depreciation	(87,516)	(86,570)

	$52,806	$39,933

Depreciation expense was $4,296 and $8,130 for the three and six months ended June 30, 2006.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

6.                               Accrued Expenses

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Accrued audit expenses	$57,000	$69,000
Accrued legal expenses	51,000	86,000
Accrued taxes	20,000	20,000
Other accrued expenses	36,000	39,000

	$164,000	$214,000

7.                               Deferred Contract Revenue

During September 2004, the Company entered into a funding agreement with United Binational Industrial Research and Development (“BIRD”) Foundation of Israel. This agreement will provide funds to the Company for industrial research and development activities. The agreement will provide up to a maximum of $560,000 of which the Company may receive $280,000, and another partner in the agreement will receive the remainder. The Company has recorded $101,379 in deferred contract revenue and for the twelve months ended December 31, 2004 recorded $23,101 as an offset to research and development expenses. There was no revenue recorded under this agreement for the fiscal year ended December 31, 2005 or the six months ended June 30, 2006.  A portion of the deferred contract revenue has been refunded to Bird.  See Footnote 12 - Subsequent Events.

8.                               Stockholders’ Equity

Stock Options

During the three months ended June 30, 2006, the Board of Directors awarded an employee options to purchase 15,000 shares at an exercise price of $1.02 per share.  In addition, the Board of Directors awarded to each of two members of the newly formed Advisory Board options to purchase 10,000 shares at an exercise price of $1.05 per share.  These options were granted under the 1997 Employee, Director and Consultant Stock Option Plan. The options granted to the employee vest over five years beginning at the first anniversary of the date of grant.  The options granted to the members of the Medical Advisory Board vest over one year beginning with 50% at the six month anniversary of the date of grant and the remaining 50% at the one year anniversary of the date of grant.

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

Royalty income was recognized during the period in which the royalties were earned. Royalties were reported to us by ST on a quarterly “Royalty Schedule,” which was received within 30 days of quarter end. Royalties were determined based upon either a percentage of selling prices or a flat rate depending on the particular product item sold in the reporting quarter. In conjunction with the SigmaTel transaction, Apogee sold the rights to the royalties received under the license agreement to SigmaTel, as well as all the rights, title and interest in the related intellectual property.

11.                        Concentrations

During the three months ended June 30, 2006, the Company derived approximately 71% of its revenue as a result of sell through by two distributors.

During the six months ended June 30, 2006, the Company derived approximately 77% of its revenue as a result of sell through by four distributors.

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

During the three months ended June 30, 2006, the Company derived approximately 86% of its revenue from distributors and end users located in Asia and Europe.

During the six months ended June 30, 2006, the Company derived approximately 84% of its revenue from distributors and end users located in Asia and Europe.

During the three months ended June 30, 2005, the Company derived approximately 83% of its total revenue from distributors located in Asia and Europe.

During the three months ended June 30, 2005, the Company derived approximately 81% of its product revenue from distributors located in Asia and Europe.

During the six months ended June 30, 2005, the Company derived approximately 87% of its total revenue from distributors located in Asia and Europe.

During the six months ended June 30, 2005, the Company derived approximately 86% of its product revenue from distributors located in Asia and Europe.

Two of the Company’s customers accounted for approximately 92% of the total accounts receivable balance at June 30, 2006.

Four of the Company’s customers accounted for approximately 77% of the total accounts receivable balance at June 30, 2005.

The Company maintains its cash accounts with high quality financial institutions. Balances usually exceed the maximum coverage ($100,000) provided by the Federal Deposit Insurance Corporation on insured depositor accounts.

12.                        Subsequent Events

On July 25, 2006, The Bird Foundation informed Apogee that it had received final reports on the “IrDDX — Fully Digital Wireless Amplification Controller” Project and determined that a portion of the original $101,379 paid to Apogee was owed to the Foundation.  On July 27, 2006 Apogee refunded approximately $63,000 thus satisfying its obligation in full to the Bird Foundation under the Agreement.   The remaining $10,000 in deferred contract revenue was applied against Research and Development expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three- and six-month periods ended June 30, 2006 and June 30, 2005 should be read in conjunction with the Company’s Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section of this Quarterly Report titled “Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price” as well as other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The Company does not intend to update any such forward-looking statements.

OVERVIEW

Apogee has historically designed, developed, and marketed integrated circuit (“IC”) products incorporating our proprietary DDX® audio amplifier technology to the consumer electronics market. In addition, under licensing agreements with third parties, we granted rights to our intellectual property for use in royalty bearing audio IC products. Apogee is currently in the final stages of the process of evolving from an audio focused enterprise to a provider of sensors and medical device products based upon its acquired Micro-Electromechanical Systems (“MEMS”) and nanotechnologies. We released our first sensor products in December 2005 targeted for the consumer, automotive and industrial markets and we are currently developing a MEMS based device for transdermal drug delivery for the medical market.

From 1981 until 1995, Apogee was in the business of engineering, manufacturing and marketing high quality, high-end patented ribbon loudspeaker systems for use in home audio and video entertainment systems. From 1995 until October 2005, we focused on the development and commercialization of our proprietary all-digital, high efficiency audio amplifier technology, known as DDX®. Our DDX development efforts were directed toward the licensing of our technology and the design and development of DDX based IC’s. Apogee signed an exclusive licensing agreement for audio applications with STMicroelectronics NV (“ST”) in February 2001, which was subsequently transitioned to a non-exclusive license in 2005. Under this licensing agreement with ST, Apogee developed and provided intellectual property to be used in royalty bearing products produced by ST.

As set forth in our Current Report on Form 8-K as filed on October 11, 2005, we completed a transaction with SigmaTel, Inc. (“SigmaTel”) on October 5, 2005.  In this transaction, certain assets of our audio division were sold, including the DDX technology and the associated royalties from our license agreement with ST, to SigmaTel for approximately $9.4 million plus a one-year potential earn-out of up to $4.5 million.  For the three months ended June 30, 2006, we recorded approximately $84,000 from the earn-out.  No assurance can be given that any portion of the additional earn-out will be realized, and based on our reports received to date, the revenue generated from this earn-out is likely to be moderate.  As part of the transition, a significant portion of Apogee’s engineering and marketing staff related to the audio division left the Company after they were offered positions at SigmaTel. We have chosen to exit the audio business and by the terms of a non-compete with SigmaTel, signed in connection with our sale of assets to them, we can no longer compete in the Class D audio/amplifier business for a period of two years.

Subsequent to the sale of the audio division, we reorganized the Company’s remaining MEMS division into two business groups, the Sensor Products Group and the Medical Products Group. The Sensor Products Group is focused on the design, development and marketing of proprietary MEMS/Nanotechnology based sensors for the consumer, industrial and automotive markets. In December 2005, we introduced our first sensor products, a family of miniature pressure sensors, trademarked under the Sensilica™ brand name. These sensors are presently being sampled to potential customers. We intend to sell these sensor devices as stand-alone die and as packaged solutions in a similar manner as we employed in the marketing and sale of our former audio IC products. The Medical Products Group is currently focused on creating value added products to address unmet medical needs by commercializing nanotechnology based drug encapsulation and therapeutic delivery products.  We have demonstrated the feasibility of our solution by performing efficacy tests with model drugs and have performed related testing to support the commercialization of our transdermal and intradermal delivery device. Depending upon the results of our technology and product development activities, we may: (i) license our technology to third party medical device or pharmaceutical companies, (ii) develop, have made and market through distributors our own medical products, or (iii) partner with third party pharmaceutical companies to commercialize our products.

For the immediate future, we expect that our revenue will result from the sale our remaining audio inventory. We expect that future revenue will initially be the result of sensor sales, potential licensing revenues resulting from the grant of rights to our intellectual property, and consulting work from product or intellectual property development for third parties. It is likely that our MEMS-based medical products will take longer to commercialize, but the same business model will likely apply. Although the sales and marketing staff is not the same, we plan to leverage our past experience with a worldwide network of direct sales staff, independent sales representatives and distributors to support our Sensor Products Group and in conjunction with this we also intend to add new sales channels for our emerging medical products as appropriate.

In our audio business, we outsourced the manufacturing, assembly and preliminary testing of our products. We intend to follow the same business model with respect to our sensor and medical products businesses. Our cost of revenue includes the third-party manufacturing, testing and assembly costs as well as costs associated with shipping. Research and development expenses consist primarily of salaries and related overhead costs associated with engineering activities as well as other materials and related services used in the development of our medical device and sensor products. Selling, general and administrative expenses consist primarily of employee compensation and overhead charges as well as expenses directly associated with the marketing of our former DDX products as well as our sensor and medical device products. We expect our business structure to remain largely the same.

At June 30, 2006, we had an accumulated deficit of approximately $14.3 million, as compared to a deficit of $12.7 million as of December 31, 2005.  Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market its DDX technology as well as costs associated with our efforts to develop new products using our analog and digital circuit designs and MEMS technology.

As of June 30, 2006, we had 13 employees compared to 36 employees for the same period in 2005. This reduction in employees is a direct result of the audio business sale to SigmaTel, Inc. in October 2005.

During the three-month period ended June 30, 2006, we derived approximately 71% of our revenue as a result of sell through by two distributors of our audio products.  During the six-month period ended June 30, 2006, we derived approximately 77% of our revenue as a result of sell through by four of our distributors.  As of June 30, 2006, Apogee recognized substantially all of the deferred revenue, approximately $452,000, related to two of our former distributors. At December 31, 2005, we had formally terminated these distributor contracts. At June 30, 2006 it was determined that we would have no continuing involvement with these distributors as they related to the audio business. For the three and six months ended June 30, 2006, all of our revenue was attributable to the audio division. Prior to the SigmaTel transaction, we utilized a network of sales representatives and distributors, as well as sales offices in China, Hong Kong, Japan and Taiwan, to support our worldwide sales and marketing activities.  Subsequent to the selling of the audio business in October 2005, we closed our locations in China, Hong Kong and Taiwan.  In an effort to consolidate operations and further reduce overhead, we closed our Long Island, New York office in January 2006.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three- and six-month periods ended June 30, 2006 and 2005 have been derived from our unaudited financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2006	2005	2006	2005

Statement of Operations Data:
Revenue	$340,799	$1,314,639	$1,326,197	$2,429,380
Costs and expenses	(1,409,466)	(2,911,897)	(3,155,995)	(5,469,319)
Other Income (expenses)	137,034	(1,724)	169,163	2,673
Net Loss	$(931,633)	$(1,598,982)	$(1,660,635)	$(3,037,266)

Shares Outstanding	11,968,332	11,838,332	11,968,332	11,838,332

Balance Sheet Data:
Total Assets	$4,905,755	$4,097,103	$4,905,755	$4,097,103
Stockholders’ equity (deficiency)	$3,976,266	$(482,605)	$3,976,266	$(482,605)
Loss per share (basic and fully diluted)	$(0.08)	$(0.14)	$(0.14)	$(0.26)

RESULTS OF OPERATIONS OF THE COMPANY

The following table sets forth the percentage of total revenue represented by certain revenue and expense items for the three- and six-month periods ended June 30, 2006 and 2005. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Product Sales	99.63%	87.83%	99.91%	89.26%
Royalties	0.37	12.17	0.09	10.74

Cost of Sales	(79.77)	(67.39)	(75.18)	(76.28)
Research and Development	(177.74)	(55.75)	(75.43)	(62.69)
Selling, General and Administrative	(156.07)	(98.36)	(87.36)	(86.16)

Operating Loss	(313.58)%	(121.50)%	(137.97)%	(125.13)%
Other Income (Expense)	40.21	(0.13)	12.76	(0.11)

Net Loss	(273.37)%	(121.63)%	(125.21)%	(125.24)%

Revenue

On October 5, 2005, we completed a transaction with SigmaTel, Inc. whereby certain assets of the audio division were sold, including the DDX® technology and the associated royalties from our license agreement with ST, for approximately $9.4 million, resulting in a gain of approximately $8.9 million, plus a one-year earn-out of potentially up to $4.5 million.  As a result, we will formally discontinue our residual audio division after completing the sale of our remaining audio division assets. For the three months ended June 30, 2006, we recorded approximately $84,000 of the earn-out.  No assurance can be given that any additional earn-out will be realized and based on our reports received to date, any revenue generated from this earn-out is likely to be moderate.  We derive our revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to original equipment manufacturers or sell through point of sale (“POS”) by distributors. All shipments are fulfilled from our contracted warehouse in Hong Kong and/or from our Norwood, Massachusetts office and is reported net of returns; (2) royalty revenue, which formerly consisted of royalties paid by STMicroelectronics which have now been sold as part of the transaction with SigmaTel. The Company may in the future receive royalties under its remaining audio licensing agreements and from new agreements contemplated under its two new business groups, and (3) consulting income related to the development of custom products for third parties. See Footnote 2 – Revenue Recognition.

Total revenue declined by approximately $974,000 or 74% to approximately $341,000 for the three months ended June 30, 2006, compared to approximately $1.3 million for the three months ended June 30, 2005.  Total revenue declined by approximately $1.1 million or 45% to approximately $1.3 million for the six months ended June 30, 2006, compared to approximately $2.4 million for the six months ended June 30, 2005.  This decline in revenue is directly related to the selling of certain assets of the audio division, including the DDX® technology and the associated royalties to SigmaTel in October 2005.

During the three- and six-month periods June 30, 2006, we recognized revenue from product sales of approximately $340,000 and $1.3 million, respectively, a decrease of approximately $815,000 or 71% and $900,000 or 39% from product revenue recognized of approximately $1.1 million and $2.2 million for the three- and six-month periods ended June 30, 2005, respectively. Product sales consisted of semiconductor products sold directly to end users or POS revenue by our distributors.

Subsequent to the transaction with SigmaTel, we no longer recognize, or are eligible to receive, royalties under the ST Licensing Agreement. As a result, no royalty revenue was recorded for the three and six months ended June 30, 2006 under the ST Licensing Agreement.  For the three and six months ended June 30, 2006, we did, however, record royalty revenue of $1,250 as a result of an agreement with QSound Labs, Inc.  For the same periods in 2005 we recognized royalty revenue of approximately $160,000 and $261,000, respectively.

Total revenue for the three and six months ended June 30, 2006 and 2005 consisted of:

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2006	2005	2006	2005

Product Revenue	$339,549	$1,154,661	$1,324,947	$2,168,449
Royalties	1,250	159,978	1,250	260,931

Total:	$340,799	$1,314,639	$1,326,197	$2,429,380

Revenue from the sale of DDX products is expected to continue to diminish over the next few quarters as DDX inventory is sold and deferred revenue is recognized through the POS reporting by distributors. In addition, licensing revenue from the ST Licensing Agreement has been assigned to SigmaTel in conjunction with the sale of certain DDX assets to SigmaTel.  Accordingly, we expect that the declines in our revenues will continue until such time as we are able to generate revenues from the sale of our sensor products or medical device products.

It is anticipated that nominal revenue from sensor related products will be generated by the end of 2006.

Cost of Revenue

Cost of revenue decreased as a result of reduced product revenue to approximately $272,000 and $997,000 for the three and six months ended June 30, 2006, respectively, compared to approximately $886,000 and $1.9 million for the three and six months ended June 30, 2005.  Cost of revenue primarily consists of purchasing finished semiconductor chips and costs associated with assembly, testing and shipping of those products as well as customs and storage fees associated with warehousing a large portion of our semiconductor products in Asia. For the three and six months ended June 30, 2006 we recorded a gross margin from product revenue of approximately 20% and 25%, compared to a gross margin of approximately 23% and 15% for the three and six months ended June 30, 2005, respectively. Additionally, from an analysis of sales to inventory on hand and/or on order, management determined that it was necessary to establish reserves for slow moving, excess and/or obsolete inventories held at our facility or at our distributors. These provisions are reported as part of the cost of revenue. For the six month period ended June 30, 2006, we recorded a provision of approximately $21,000, compared to a provision of approximately $321,000 for the three months ended June 30, 2005.  During the three months ended June 30, 2006, we wrote-off approximately $11,000 in inventory against this reserve.  During the three months ended June 30, 2005, we recorded a provision of $78,000.   At June 30, 2006 the total reserve for slow moving, excess and obsolete inventory was approximately $1.9 million compared to a total reserve of approximately $1.5 million at June 30, 2005. We continue to monitor our inventory and we believe the reserves currently in place are adequate, but we will continue to re-evaluate on a quarterly basis or more frequently if market conditions warrant.

Research and Development (“R&D”) Expenses

The Company’s research and development (“R&D”) expenses consist primarily of salaries, development material costs, external consulting and service costs related to the design of new products and the refinement of existing products. Research and development expenses decreased to approximately $606,000 and $1.0 million for the three and six months ended June 30, 2006, respectively, compared to approximately $733,000 and $1.5 million for the three and six months ended June 30, 2005.  This decrease of approximately $127,000 or 17% and $500,000 or 34%, respectively, was the result of the transaction with SigmaTel and the transfer of our audio related R&D staff to SigmaTel. Human resource costs decreased by approximately $372,000 or 67% and $747,000 or 67% to approximately $184,000 and $367,000 for the three and six months ended June 30, 2006, respectively, compared to approximately $556,000 and $1.1 million for the same periods in 2005. For the three and six months ended June 30, 2005, human resource costs associated with our former audio division were approximately $431,000 and $852,000, respectively.  With our adoption of SFAS 123(R), the human resource expense for the three and six months ended June 30, 2006 was increased by approximately $9,000 and $57,000, respectively.

With the sale of our former audio division to SigmaTel, we have expanded the development of both our sensor and medical device products. Expenses associated with the development of new products and the refinement of existing products increased to approximately $368,000 and $544,000 for the three and six months ended June 30, 2006, respectively, compared to approximately $47,000 and $91,000 for the same periods in 2005.  In an effort to support and expand the development of both our medical device and sensor products, we incurred professional fees of approximately $116,000 and $233,000 for the three and six months ended June 30, 2006, respectively, compared to approximately $77,000 and $208,000 for the same periods in 2005.  In addition, due to the technical nature of both the medical device and sensor components, we incurred approximately $203,000 and $227,000 in developmental wafer and micro needle mask costs for the three and six months ended June 30, 2006.   Of this amount we expensed approximately $129,000 in wafers related to our sensor business.   We will continue to invest in the development of our sensor and medical device products. In January 2006, we consolidated our MEMS division to our home office in Norwood, Massachusetts and closed the Long Island Office. We anticipate that we will continue to commit resources to research and development activities and R&D costs are expected to increase in the future.

Selling, General and Administrative (“SG&A”) Expenses

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and selling of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses had included costs related to the operation of Apogee’s Hong Kong, Taiwan and Japan sales offices. Subsequent to the SigmaTel transaction, the Taiwan and Chinese Offices were closed and in February 2006 we closed our Hong Kong office.  General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative (“SG & A”) expenses were approximately $532,000 and $1.2 million for the three and six months ended June 30, 2006 compared to approximately $1.3 million and $2.1 million for the three and six months ended June 30, 2005. This represents a decrease of approximately $768,000 or 59% and $900,000 or 45% for the respective periods. The decrease in SG&A, described below, was attributable primarily to the closing of the Hong Kong and Taiwan offices as well as decreased professional fees, travel and human resource costs.

Human resource costs decreased approximately $85,000 or 23% and $140,000 or 19% to approximately $288,000 and $613,000 for the three and six months ended June 30, 2006 compared to approximately $375,000 and $753,000 for the same periods in 2005.  With our adoption of SFAS 123(R), the human resource expense for the three and six months ended June 30, 2006 was increased by approximately $14,000 and $40,000, respectively. This decrease reflects the reduction in staffing and subsequent closing of the Taiwan office in 2005 and Hong Kong offices as of February 2006 as a result of the sale of the Audio Division to SigmaTel, Inc. in October 2005. As of June 30, 2006, Apogee employed a total of 13 employees, 12 domestically and 1 in our Japanese office.  As of June 30, 2005 we employed a total of 36 employees, 28 domestically with 6 employees in Hong Kong and 1 employee each in Japan and Taiwan.

Professional expenses decreased by approximately $506,000 or 82% and $495,000 or 67% to approximately $110,000 and $243,000 for the three and six months ended June 30, 2006, compared to approximately $616,000and $738,000 for the three and six months ended June 30, 2005, respectively.  Of this decrease approximately $448,000 and $391,000 was the result of decreased legal and accounting fees due to our becoming compliant with our SEC filings and the completion of the Audit Committee’s investigation and subsequent restatement of Apogee’s financial statements.  For the three and six months ended June 30, 2006, we incurred legal expenses of approximately $75,000 and $168,000 compared to legal expenses of $474,000 and $508,000 for the same periods in 2005, respectively.  For the three and six months ended June 30, 2006, we incurred accounting expenses of approximately $22,000 and $50,000 compared to accounting expenses of approximately $72,000 and $101,000 for the same periods in 2005.  A decrease in third party marketing consultants accounted for the remainder of the decrease for both the three and six months ended June 30, 2006, partially offset by the payment of fees to our Board of Directors.

Other expenses contributing to the decrease in SG&A were reduced international travel, closing of the Hong Kong, China and Taiwan Offices as well as reduced commissions and distribution expense. Travel expense decreased by approximately $57,000 or 74% and $116,000 or 71% to approximately $19,000 and $46,000 for the three and six months ended June 30, 2006, compared to approximately $76,000 and $162,000 for the same periods in 2005. As a result of the audio division sale of assets to SigmaTel, we closed the Taiwan Office effective as of December 31, 2005 and the Hong Kong Office effective as of February 28, 2006. Expenses associated with the Hong Kong Office, net of human resources were approximately $2,000 and $11,000 for the three and six months ended June 30, 2006, compared to approximately $47,000 and $82,000 for the same periods in 2005.  The other major contributor to the decrease in SG&A is the reduction in the distribution and commission expense.  Distribution and commission expense declined by approximately $41,000 or 94% and $50,000 or 89% to approximately $3,000 and $6,000 for the three and six months ended June 30, 2006, respectively, compared to approximately $44,000 and $56,000 for the same periods in 2005.

Operating expenses are expected to increase over the next few quarters due to the addition of staff to support our Sensor and Medical Product groups.

Interest/Other Income (Expense)

Interest income includes income from Apogee’s cash and cash equivalents. During the three and six months ended June 30, 2006, we generated interest income of approximately $54,000 and $107,500 compared to interest income of approximately $1,700 and $5,800 during the same periods in 2005. This increase was primarily due to interest on the net cash received of approximately $5.7 million as a result of the SigmaTel transaction.   In addition, during the three and six months ended June 30, 2006 we recorded approximately $84,000 of income as a result of the earn-out in connection with the SigmaTel transaction.  The approximately $20,000 in other expense resulted from a loss on the disposal of fixed assets and additional expenses in connection with the SigmaTel transaction.

Net Loss

Apogee’s net loss for the three months ended June 30, 2006 was approximately $932,000 or $0.08 per basic and diluted common share, compared to a net loss of approximately $1.6 million or $0.14 per basic and diluted common share for the three months ended June 30, 2005.  For the six months ended June 30, 2006 the Company reported a loss of approximately $1.7 million or $0.14 per basic and diluted common share, compared to a net loss of approximately $3.0 million or $0.26 per basic and diluted common share for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity at June 30, 2006 consisted of approximately $3.8 million in cash and cash equivalents. Cash equivalents consist of certificates of deposits, which are highly liquid and have original maturities of no more than 90 days. This compares to approximately $364,000 at June 30, 2005. In addition, as of June 30, 2006, we had working capital of approximately $3.4 million, compared to working capital deficiency of approximately $863,000 at June 30, 2005. This increase in cash was the result of the SigmaTel transaction whereby on October 5, 2005, we received approximately $8.6 million, net of expenses, as a result of the sale of certain assets of our audio division.

Net cash used in operating activities for the six-month period ended June 30, 2006 decreased to approximately $1.7 million compared to approximately $1.9 million in the six-month period ended June 30, 2005. The decrease was primarily due to a decrease in the net loss as a result of decreased spending following the SigmaTel transaction and the transfer of the DDX related engineering and sales staff. As of June 30, 2006, inventory, net of reserves was approximately $354,000 compared to inventory, net of reserves, of approximately $2.6 million as of June 30, 2005. This trend is likely to continue as we sell off the remaining DDX inventory. Net accounts receivable was approximately $102,000 at June 30, 2006 down from approximately $582,000 at June 30, 2005. Of this amount approximately $84,000 is earn-out due to us as part of the SigmaTel transaction. As of June 30, 2006 we had reserves against bad debt of approximately $13,000 compared to a reserve of $130,000 as of June 30, 2005. This decrease in the reserve was the result of a write-off of approximately $132, 000 relating to two receivables from one of our distributors and one of our direct customers. Given the current accounts receivable we believe that the remaining reserve is sufficient at this time.

Net cash used in investing activities for the six months ended June 30, 2006 was approximately $38,000, compared to approximately $110,000 for the six months ended June 30, 2005.

No cash was provided by financing activities for the six months ended June 30, 2006.  During the three-month period ended June 30, 2005, the Company received the proceeds from unsecured interest bearing loans in the amounts of $250,000 from David Spiegel, a shareholder and $250,000 from Herbert Stein, Chief Executive Officer, President and Chairman of the Board. These loans were payable upon demand and were not subject to any premium or penalty for prepayment. The loan interest rate was 6% per annum, payable monthly in arrears on the outstanding balance.  On October 20, 2005 proceeds from the SigmaTel transaction were used to repay the $500,000 principal as well as all accrued interest.

We believe that cash flow from operations as well as the funds from the audio division sale, as well as amounts that may be raised from time to time in private offerings of our common stock or debt financings will be sufficient to support operations and fund capital equipment requirements at least through June 2007.

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

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements: Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The following policies apply to Apogee’s two major product sales categories for revenue recognition. Sales to end users (OEM):  Revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer’s representative/freight forwarder. Sales to Distributors:  From time to time we provide stock rotation rights, price protection and other incentives to our Distributors. See Footnote 2 – Revenue Recognition. As a result of these incentives, Apogee has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date we have experienced minimal warranty returns.

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

Inventory

Apogee states its inventory at the lower of cost (first-in, first-out) or market. This policy requires that we make certain estimates regarding the market value of the inventory, including an assessment of excess or obsolete inventory. Apogee had determined excess and obsolete inventory based on estimated future demands and estimated selling prices for our products within a specified time frame, which was generally 12 months. The estimates used for expected demand were also used for short-term capacity planning and inventory purchasing and were consistent with revenue forecasts. The inventory at June 30, 2006 of approximately $354,000, net of reserve, consisted of $6,000 held at Apogee and $348,000 held at distributors. This compares to inventory at December 31, 2005, net of reserves, of approximately $1.3 million consisting of $719,000 held at distributors with the remaining $609,000 held at Apogee. The inventory level was established based on expected demand and not from firm customer purchase commitments prior to the SigmaTel transaction.  As of June 30, 2006 the total allowance for slow moving, excess and obsolete inventory was approximately $1.9 million. Currently, we believe that our reserves are sufficient given our current inventory level. However, if we are unable to sell the inventory in a relatively short period of time, we will be required to take additional excess inventory charges or write-downs to net realizable value, which will decrease the gross margin as well as the net operating results in the future.

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

Stock Compensation

Prior to fiscal 2006, we accounted for stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25. Effective January 1, 2006, we adopted the provisions of SFAS 123(R) using the modified-prospective-transition method. SFAS 123(R) requires companies to recognize the fair-value of stock-based compensation transactions in the statement of income. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. Expected stock price volatility is based on implied volatility from traded options on our stock in the marketplace and historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from an analysis of historical exercises and remaining contractual life of stock options, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends, and do not currently intend to pay cash dividends, and thus have assumed a 0% dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

As of June 30, 2006, we had stockholders’ equity of approximately $4.0 million, an accumulated deficit of approximately $14.3 million and working capital of approximately $3.4 million. We recorded a loss of approximately $932,000 and $1.7 million for the three and six months ended June 30, 2006.  In the fiscal year ended December 31, 2005, we recorded an operating loss of approximately $5.5 million with a net profit of approximately $3.0 million from a gain of approximately $8.9 million. This net profit resulted from the sale of the DDX assets to SigmaTel, Inc. on October 5, 2005, for approximately $9.4 million, plus a one-year earn-out of potentially up to $4.5 million. No assurance can be given that any additional earn-out will be realized and based on our reports received to date the revenue generated from this earn-out is likely to be moderate. We will need to generate revenue to sustain profitability and positive cash flow. Our ability to generate future revenue and sustain profitability depends on a number of factors, many of which are described throughout this risk factor section, including our ability to develop and generate revenues from the sales of our sensor and medical device products, which are at a very early stage of development.  We cannot assure you when, if ever, we will generate meaningful revenues from the sales of these products under development. If we are unable to achieve and sustain profitability, the Company’s share price would likely decline.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL OR SELL ASSETS IN ORDER TO CONTINUE TO PERFORM RESEARCH AND DEVELOPMENT AND OPERATE OUR BUSINESS, AND SUCH TRANSACTIONS MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

Because we have historically had losses and only a limited amount of cash has been generated from operations, we have funded our operating activities to date primarily from the sale of securities. In order to continue to fund the development of our business, we will need additional capital, either through the sale of securities or through the sale of assets. We cannot be certain that any such financing or asset sales will be available on acceptable terms, or at all. Moreover, additional equity financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we sell assets that are currently used in the conduct of our business, those assets would no longer be available to us as a potential source of revenue generation, as was the case with the October 5, 2005 sale of assets. We have reduced, in the short-term, our operating expenses for payroll and related costs, rents and professional fees amongst others, in order to conserve resources for the operation of our business.  We believe that our current working capital and amounts that may be raised to support operations will be sufficient to fund our capital and operational requirements at least through June 30, 2007.  If we cannot raise sufficient additional capital by that date through means available to us, it would adversely affect our ability to achieve our business objectives and we could be required to further curtail operations.

WE HAVE ONLY A SMALL NUMBER OF CUSTOMERS TO SUPPORT THE REMAINING DDX INVENTORY AND WE WILL BE CHANGING OUR CUSTOMER BASE. THE LOSS OF THESE DDX CUSTOMERS AND AN INABILITY TO BUILD A CUSTOMER BASE FOR OUR SENSOR AND MEDICAL DEVICE PRODUCTS WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

We derived approximately 77% of our revenue as a result of sell through to end customers by four distributors during the six months ended June 30, 2006 as compared to approximately 67% of total revenue as a result of sales by two end users and the sell through to end customers by two distributors during the six months ended June 30, 2005.  As of June 30, 2005 we derived approximately 65% of product revenue as a result of sales to one end user and the sell through to end customers by two distributors.  With the sale of the audio business, Apogee’s traditional consumer electronic customer will not be supported with audio products after the sale of its remaining inventory. We are working to develop customers for our sensor and medical products but we cannot guarantee that we will be able to succeed in these efforts, but there can be no assurance that we will be able to add new distributors to support our sensor and medical device products.

AS A RESULT OF THE SALE OF OUR AUDIO BUSINESS THE COMPANY WILL NOT RECEIVE ROYALTIES FROM ST AND AUDIO PRODUCT REVENUE WILL EVENTUALLY END. AS A RESULT, OUR ABILITY TO ACHIEVE OR SUSTAIN REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO FIND CUSTOMERS AND TO DEVELOP AND SELL OUR SENSOR AND MEDICAL PRODUCTS.

Apogee historically derived revenue from audio IC product sales, royalties pursuant to our license agreement with ST and others and consulting revenues from contracted audio product development. With the sale of our audio assets to SigmaTel in October 2005, we will no longer be receiving license revenue and future audio IC sales will diminish as we sells off our remaining inventory. Significant revenues from the earn-out with SigmaTel appear unlikely to materialize. To date we have recorded approximately $84,000 in revenue from this earn-out.  Apogee released new sensor products in December 2005 and expects to generate revenue from the sale of these products in 2006. However, we may not have any revenues if we are unable to find customers and to develop and our sensor products. Due to the long time required to develop and approve our medical products, we do not expect to receive income in the near future.

THERE IS A NEW EUROPEAN-BASED ENVIRONMENTAL DIRECTIVE TO ELIMINATE HAZARDOUS MATERIALS IN ELECTRONIC PRODUCTS, AND AS SUCH, WE MAY NOT BE ABLE TO SELL OUR INVENTORY AND MAY HAVE INVENTORY THAT CAN ONLY BE SOLD IN LIMITED MARKETS.

The IC industry is responding to the European directive of Restriction of Hazardous Substances (“RoHS”) that will become effective in July 2006. As a result of this directive, semiconductor companies are working to remove lead and other hazardous materials used in their IC products. Apogee transitioned our IC products to conform to the RoHS standard during the first half of 2005. However, we have significant inventory that does not comply with this standard.  Consequently, this inventory may not be sold timely or at all, although management has provided reserves for this possibility.  As the sale of DDX inventory from our former audio business is currently our only ongoing significant source of revenue, any inability to sell this inventory could have a material effect on our revenues and results of operations.

OUR BUSINESS IS CONCENTRATED IN A LIMITED NUMBER OF MARKETS AND ANY SIGNIFICANT CHANGE IN THESE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

Approximately 84% of our revenue for the six months ended June 30, 2006, was a result of revenue from our former audio business to customers located in Asia. This compares to approximately 87% of total revenue and 81% of product revenue to customers located in Asia and Europe, for the six months ended June 30, 2005. We have entered into a non-compete in connection with the sale of assets to SigmaTel, Inc., except for permissible sales of our audio IC inventory. We will need to develop new markets and add new sales channels in order to effectively market our new sensor and medical device products.

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

FAILURE TO COMPLY WITH LAWS AND GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS.

Some of our activities are regulated by federal and state statutes and government agencies. The expected manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the Drug Enforcement Agency, which we refer to as the “DEA,” the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration, and the Environmental Protection Agency (“EPA”), as well as by foreign governments in countries where we distribute some of our products.

Noncompliance with applicable FDA policies or requirements could subject us to enforcement actions, such as suspensions of manufacturing or distribution, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies, such as the DEA, the EPA or various agencies of states and localities. These enforcement actions, if they were to occur, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

OUR ABILITY TO ACHIEVE REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO PERSUADE THE MARKET TO ADOPT OUR PRODUCTS.

We face challenges in persuading manufacturers and customers to adopt our products based upon new MEMS/Nanotechnologies. In order to adopt our products, customers and their development staff must understand and accept our new technology. In addition, our products may be more expensive or difficult to use for some applications than products based on traditional technologies. For these reasons, prospective customers may be reluctant to adopt our products.

COMPETITION IN THE SENSOR AND MEDICAL DEVICE INDUSTRIES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

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

NEITHER OUR DISCLOSURE CONTROLS AND PROCEDURES NOR OUR INTERNAL CONTROL OVER FINANCIAL REPORTING CAN PREVENT ALL ERRORS OR FRAUD.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)             Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13d-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company’s current disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company was made known to them by others, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

(b)            Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 25, 2006.  The following matters were voted upon:

(1)          Mr. Arthur S. Reynolds was elected by a plurality of the shares entitled to vote at the meeting to serve as a Director of the Company to hold office until the annual meeting of the Corporation in 2009.  This proposal was approved with 10,078,688 votes for the proposal, 52,350 votes against the proposal and no abstentions.

(2)          Ms. Sheryl B. Stein was elected by a plurality of the shares entitled to vote at the meeting to serve as a Director of the Company to hold office until the annual meeting of the Corporation in 2009.  This proposal was approved with 10,078,188 votes for the proposal, 52,850 votes against the proposal and no abstentions.

(3)          The shareholders ratified the appointment of Miller Wachman LLP as the registered independent public accountants for the Company for the fiscal year ending December 31, 2006.  This proposal was approved with 10,116,238 votes for the proposal, 14,800 votes against the proposal, and no abstentions and no broker non-votes.

(4)          Following the annual meeting, the Company’s Board of Directors consisted of:  Mr. Craig A. Dubitsky, Mr. Arthur S. Reynolds, Mr. Herbert M. Stein, Ms. Sheryl B. Stein and Mr. Alan W. Tuck.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

See Exhibit Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

Date: August 14, 2006	By:	/s/	Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: August 14, 2006	By:	/s/	Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial Officer and Vice President of Finance
(principal financial officer and principal accounting officer)

FORM-10-QSB

JUNE 30, 2006

EXHIBIT INDEX

Exhibit
Number	Description

31.1

Certification of Herbert M. Stein, President and Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Paul J. Murphy, Chief Financial Officer and Vice President Finance, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Herbert M. Stein, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Paul J. Murphy, Chief Financial Officer and Vice President Finance, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.