Form 10QSB
period 2006-09-30
APOGEE TECHNOLOGY INC
filed 2006-11-14
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of October 31, 2006, there were 11,968,332 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes   ☐   No   ☒

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
 PERIODS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005 (audited)	3
Consolidated Statements of Operations and Accumulated Deficit for the Three and Nine Months Ended September 30, 2006 and September 30, 2005 (all unaudited)	4
Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2006 and September 30, 2005 (all unaudited)	5
Notes to Consolidated Financial Statements (all unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	29

Signatures	30

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$2,991,632	$5,512,974
Accounts receivable, net of allowance for doubtful accounts of $13,245 and $145,000, in 2006 and 2005 respectively	389,052	152,837
Inventories, net	—	1,327,964
Prepaid expenses and other current assets	22,609	123,462

Total current assets	3,403,293	7,117,237

Property and equipment, net	50,688	39,932

Other assets
Escrow account	422,218	409,480
Patents	171,600	149,536

	$4,047,799	$7,716,185

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$559,349	$766,930
Deferred distributor revenue	—	1,337,022
Deferred contract revenue	—	72,686

Total current liabilities	559,349	2,176,638

Commitments and Contingencies	—	—

Stockholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized, 11,968,332 shares issued and outstanding at September 30, 2006 and December 31, 2005	119,683	119,683
Additional paid-in capital	18,104,423	18,104,423
Deferred stock compensation	348,698	—
Accumulated deficit	(15,084,354)	(12,684,559)

Total stockholders’ equity	3,488,450	5,539,547
	$4,047,799	$7,716,185

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(UNAUDITED)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2006	2005	2006	2005

Revenues
Product sales	$509,015	$1,157,789	$1,833,961	$3,326,238
Royalties	—	212,397	1,250	473,328
Consulting	—	150,000	—	150,000

	509,015	1,520,186	1,835,211	3,949,566

Costs and expenses
Product sales	354,160	1,122,084	1,351,248	2,975,312
Research and development	421,189	785,403	1,421,501	2,308,410
Selling, general and administrative	816,508	1,158,569	1,975,102	3,251,653

	1,591,857	3,066,056	4,747,851	8,535,375

Operating loss	(1,082,842)	(1,545,870)	(2,912,640)	(4,585,809)

Other (expense) income

SigmaTel earn-out	299,090	—	383,198	—
Interest/other expense	(1,754)	(35,552)	(24,205)	(38,930)
Interest income	46,346	4,814	153,852	10,865

	343,682	(30,738)	512,845	(28,065)

Net loss	(739,160)	(1,576,608)	(2,399,795)	(4,613,874)

Accumulated deficit - beginning	(14,345,194)	(18,674,212)	(12,684,559)	(15,636,946)

Accumulated deficit - ending	$(15,084,354)	$(20,250,820)	$(15,084,354)	$(20,250,820)

Basic and diluted loss per common share	$(0.06)	$(0.13)	$(0.20)	$(0.39)

Weighted average common shares outstanding - basic and diluted	11,968,332	11,838,332	11,968,332	11,838,332

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005

Cash flows from operations
Net loss	$(2,399,795)	$(4,613,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(131,755)	40,000
Provision for slow moving, excess and obsolete inventory	(27,504)	576,238
Depreciation and amortization	12,894	70,053
Stock compensation expense	348,698	—
Disposal of property and equipment	13,201	—
Changes in operating assets and liabilities:
Accounts receivable	(136,278)	27,656
Inventories	1,355,468	397,171
Prepaid expenses and other current assets	100,854	190,774
Accounts payable and accrued expenses	(188,501)	598,643
Deferred note financing costs	—	(367,525)
Deferred note other	—	(306,000)
Deferred product revenue	(1,337,022)	(231,554)
Deferred contract revenue	(72,686)	(23,103)

Net cash used in operating activities	(2,462,426)	(3,641,521)

Cash flows used in investing activities
Purchases of property and equipment	(36,851)	(63,626)
Patent costs	(22,065)	(74,251)

Net cash used in investing activities	(58,916)	(137,877)

Cash flows from financing activities
Proceeds from loan		2,000,000
Proceeds from officer loan	—	250,000
Proceeds from shareholder loan	—	250,000
Proceeds from advance		205,000

Net cash provided by financing activities	—	2,705,000

Decrease in cash and cash equivalents	(2,521,342)	(1,074,398)

Cash and cash equivalents — beginning	5,512,974	1,886,883

Cash and cash equivalents — ending	$2,991,632	$812,485

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005 (UNAUDITED)

1.          The Company and Basis of Presentation

The Company

Apogee Technology, Inc. and Subsidiary (the “Company” or “Apogee”, “we”, “us”, or “our”) has historically designed, developed, and marketed integrated circuit (“IC”) products incorporating our proprietary DDX® audio amplifier technology to the consumer electronics market. In addition, under licensing agreements with third parties, we granted rights to our intellectual property for use in royalty bearing audio IC products. Apogee is in the final phase of transitioning from an audio focused enterprise to a provider of sensors and medical device products based upon our acquired and developed Micro-Electromechanical Systems (“MEMS”) and Nanotechnologies. We released our first sensor products in December 2005 targeted for the consumer, automotive and industrial markets and we are currently developing a MEMS based device for transdermal and intradermal drug delivery for the medical market.

On October 5, 2005, Apogee completed a transaction with SigmaTel, Inc. (“SigmaTel”), whereby certain assets of the audio division were sold, including the DDX technology and the associated royalties from its license agreement with STMicroelectronics (“ST”).  These assets were sold to SigmaTel for approximately $9.4 million, resulting in a gain of approximately $8.9 million plus a one-year earn-out that was potentially up to $4.5 million (the “SigmaTel Transaction”). Of this potential earn-out, we recorded approximately $299,000 and $383,200 for the three and nine months ended September 30, 2006.  As the one-year anniversary of the SigmaTel transaction occurred on October 5, 2006, no additional earn-out will be recorded.  The Company and certain of its principal stockholders also entered into an indemnification agreement in the event that certain terms of the SigmaTel transaction are violated. The Company is authorized to indemnify the principal stockholders in the event any one or more of them has to satisfy any obligations thereunder. In addition, the Company’s engineering and marketing staff related to the audio division were offered positions at SigmaTel as a part of the SigmaTel Transaction.

Although the Company retained some of its audio division related agreements (with the exception of the royalty rights from the license agreement with ST) and its audio IC inventory, the Company intends to cease the operations of its audio division upon completion of the sale or disposition of the remaining inventory for which an allowance has been recorded.   As of September 30, 2006, we have available for sale approximately $1.9 million of DDX related inventory for disposal.  There is no carrying value on the balance sheet since the reserve for slow moving, excess and obsolete inventory equals current inventory levels of $1.9 million.

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

The Medical Products Group is focused on creating value added products to address unmet medical needs by commercializing nanotechnology based drug encapsulation and therapeutic delivery products. We have demonstrated the feasibility of our drug delivery device by performing efficacy tests with model drugs in laboratory settings. We are currently establishing manufacturing and regulatory strategies to support commercialization of our transdermal and intradermal lines of products for both Food and Drug Administration (“FDA”) regulated and non FDA-regulated applications. Depending upon the results of our technology and product development activities, we may: (i) license our technology to third party medical device or pharmaceutical companies, (ii) develop, have made and market through distributors our own medical device products, or (iii) partner with third party pharmaceutical companies to commercialize our products.

Basis of Presentation

Consolidated Financial Statements

The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. All significant intercompany transactions and accounts have been eliminated.

In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have incurred continuing losses and negative cash flows from operations. Net losses were approximately $2.4 million and negative cash flows from operations were approximately $2.5 million for the nine months ended September 30, 2006. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company sold certain tangible and intangible assets associated with its audio business in 2005 and has approximately $3.0 million of cash at September 30, 2006. The Company has reduced, in the short-term, its operating expenses for payroll and related costs, rents and third party consulting fees. The Company believes that its current working capital and amounts that may be raised to support operations will be sufficient to fund its capital and operational requirements at least through June 30, 2007.

The long term success of the Company is dependent upon its ability to successfully develop and market its sensor and medical device products which are based upon its MEMS technology, to attain profitable operations and/or raise additional funds as needed for such purpose. There can be no assurance, however, that the Company will be able to become profitable or raise the funds that it needs or that additional funds will be available to the Company on acceptable terms, if at all.

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

Sales to Distributors:  At times the Company provides incentives such as stock rotation, price protection and other incentives to its distributors. Therefore, under the sell through method of revenue recognition the Company defers recognition of revenue until such time that the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. Distributor payments received before revenue is recognized are recorded as deferred revenue. Unsold inventory held at distributors is included as a component of finished goods inventory.  At September 30, 2006 all deferred revenue has been recognized.   If and when material amounts of our sensor and medical products items are shipped to the Company’s distributors, the stated Revenue Recognition Policy will be resumed.

The Company records royalty revenue when earned in accordance with the underlying agreement. Royalties are based upon sales of products commercialized from the Company’s licensed technology. Consulting revenue is recognized as services are performed in accordance with the terms of the underlying agreements.

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

Previously, during the six-month period ended June 30, 2006, the Company had recorded a provision of approximately $32,000 for slow moving, excess and obsolete inventory of which approximately $11,000 had been written off against this reserve.  During the three months ended September 30, 2006, the Company recorded a recovery of previous reserve provisions for slow moving, excess and obsolete inventory of approximately $49,000 to adjust for current inventory levels.  As of September 30, 2006 the Company has a reserve for slow moving, excess and obsolete inventory of approximately $1.9 million representing 100% of inventory.  In addition, during the three months ended September 30, 2006, as part of the recognizing of the deferred revenue, we recorded in Cost of Sales the remaining unsold distributor inventory of approximately $348,000.

Purchase commitment losses

The Company accrues for estimated losses on non-cancelable purchase orders of products, which may occur if the future sale price declines below the committed purchase price. There are no outstanding significant purchase commitments of product inventory and therefore no provision was required at September 30, 2006.

Property and Equipment

Major replacements and betterments of equipment are capitalized. Cost of normal maintenance and repairs is charged to expense as incurred. Depreciation is provided over the estimated useful lives of the assets using accelerated methods. Leasehold improvements are amortized over either the term of lease or the estimated useful life of the improvement.

Patents

Costs incurred to register and obtain patents are capitalized and amortized on a straight-line basis over five years, their estimated useful lives.  In the quarter ended September 30, 2006, the Company submitted five U.S. patent applications.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Substantially all of the Company’s cash is held in high quality money market funds comprised of short-term, fixed income securities earning interest at a thirty-day yield of at September 30, 2006 of 4.92%.

Accounts Receivable

The Company carries its trade receivables from direct customers less an allowance for doubtful accounts to ensure that trade receivables are carried at net realizable value. On a periodic basis, the Company evaluates the collectibility of its accounts receivable on a variety of factors, including length of time receivables are past due, indication of customer willingness to pay, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer’s operating results or financial position. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are generally considered past due if any portion of the receivable balance is outstanding for more than 90 days. The earn-out payment due Apogee, as part of the SigmaTel transaction is due for payment within forty-five days following the end of the one-year anniversary of the closing of that transaction.  See Footnote 3 — Accounts Receivable.  SigmaTel has indicated that on or before November 19, 2006, Apogee will receive approximately $383,000 as a final earn-out payment.

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

Stock Based Compensation

The Company has one stock-based compensation plan, the 1997 Employee, Director and Consultant Stock Option Plan (“Plan”), which is described below. Prior to fiscal 2006, the Company accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Compensation costs related to stock options granted at fair value under the Plan were not recognized in the consolidated statements of income.

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

Prior to January 1, 2006, the Company had adopted only the disclosure provisions of SFAS 123(R). It applied APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and related interpretations in accounting for the Plan and did not recognize compensation expense for the Plan.

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

Included in the Company’s net loss for the three and nine months ended September 30, 2006 was a compensation charge of approximately $251,000 and $349,000, respectively, due to the adoption of SFAS 123(R).  In addition, the basic and diluted loss per share was approximately $.02 and $.03, higher for the three months and nine months ended September 30, 2006, respectively, due to the adoption of SFAS 123(R).

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

A summary of the Company’s stock compensation activity with respect to the nine months ended September 30, 2006 follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2005	2,495,060	$5.4939	0
Granted	681,500	0.9349	0
Exercised	0	0	0
Cancelled or expired	(218,960)	3.3826
Outstanding at September 30, 2006	2,957,600	$4.6181	6.7510

Vested at September 30, 2006	2,519,900	$5.2441	6.2754

Exercisable at September 30, 2006	2,519,900	$5.2441	6.2754

The following table summarizes information about options outstanding as of September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.25 — 1.69	1,019,400	7.8159	$0.9556	581,700	$0.9119
$2.71 — 6.590	1,299,200	5.5232	$5.4017	1,299,200	$5.4017
$8.45 — 12.15	639,000	7.5688	$8.8675	639,000	$8.8675

Total at September 30, 2006	2,957,600	6.7510	$4.6181	2,519,900	$5.2441

During the nine months ended September 30, 2006, the Company granted options to purchase 681,500 shares of its common stock at a weighted average fair market value of $0.7488.  No options were exercised during the nine months ended September 30, 2006.  During the nine months ended September 30, 2006, options to purchase 335,000 shares of Apogee common stock vested.   The weighted average fair value of these options was $0.7889.  Total stock-based compensation expense for the nine months ended September 30, 2006 was approximately $349,000.  Had we implemented SFAS 123(R) during the nine months ended September 30, 2005, our stock-based compensation expense for such period would have been approximately $1.5 million.

During the three months ended September 30, 2006, the Company issued 540,000 options to purchase shares under the Company’s Plan.  No options were exercised for the nine months ended September 30, 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements, but may change current practice for some entities. SFAS 157 is effective for fiscal years beginning after December 15, 2006. Our adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. Because we do not have a defined benefit pension plan or other qualifying post retirement plan, our adoption of SFAS No. 158 is not expected to have a material effect on our consolidated financial position or results of operations.

3.          Accounts Receivable

Accounts Receivable at September 30, 2006 and December 31, 2005 are comprised of the following:

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Distributor	$11,139	$190,202
Direct customers*	389,233	107,635
	$400,372	$297,837

Less allowance for doubtful accounts	(11,320)	(145,000)

Net accounts receivable	$389,052	$152,837

*                    $383,198 of the 2006 amount is from the earn-out due Apogee as part of the SigmaTel transaction.

4.           Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows:

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Raw materials	$0	$0
Finished goods held by Apogee	1,885,750	2,297,795
Finished goods held by distributors	0	943,423

	$1,885,750	$3,241,218
Less allowance for slow moving, excess and obsolete inventory	(1,885,750)	(1,913,254)

Inventory — net	$0	$1,327,964

5.          Property and Equipment

Property and equipment at September 30, 2006 and December 31, 2005 are comprised of the following:

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Equipment	$66,031	$48,091
Software	32,943	32,943
Furniture and fixtures	20,560	22,515
Leasehold improvements	22,954	22,954

	$142,488	$126,503

Less accumulated depreciation	(91,800)	(86,570)

	$50,688	$39,933

Depreciation expense was $4,764 and $12,894 for the three and nine months ended September 30, 2006.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

6.             Accrued Expenses

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)

Accrued audit expenses	$82,000	$69,000
Accrued legal expenses	53,000	86,000
Accrued taxes	0	20,000
Other accrued expenses	36,000	39,000

	$171,000	$214,000

7.           Deferred Contract Revenue

During September 2004, the Company entered into a funding agreement with United Binational Industrial Research and Development (“BIRD”) Foundation of Israel. This agreement was to provide funds to the Company for industrial research and development activities.  The Company has recorded $101,379 in deferred contract revenue and for the twelve months ended December 31, 2004 recorded $23,101 as an offset to research and development expenses. There was no revenue recorded under this agreement for the fiscal year ended December 31, 2005 or the six months ended June 30, 2006.  On July 27, 2006 Apogee refunded approximately $63,000 thus satisfying its obligation in full to the Bird Foundation under the Agreement.   The remaining $10,000 in deferred contract revenue was applied against Research and Development expense.

 8.          Stockholders’ Equity

Stock Options

During the three months ended September 30, 2006, the Board of Directors awarded employees options to purchase in the aggregate 110,000 and 350,000 shares at an exercise price of $0.80 and $0.95, respectively per share.  In addition, the Board of Directors awarded to each of four members of the Board of Directors options to purchase 20,000 shares at an exercise price of $0.95 per share.  These options were granted under the 1997 Employee, Director and Consultant Stock Option Plan. The options granted to the employees and directors vest over five years beginning at the first anniversary of the date of grant except for the 300,000 options granted to the Chief Executive Officer, for which the Board of Directors approved  immediate vesting.

9.           Related Party Transactions

The Company rents its facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, the Company is renting the facility on a month-to-month basis.  In addition, see Footnote 12 — Indemnification Agreements with our Executives.

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

11.        Concentrations

During the three months ended September 30, 2006, the Company derived approximately 12% of its revenue from one end user and 86% as a result of sell through by three distributors.

During the nine months ended September 30, 2006, the Company derived approximately 81% of its revenue as a result of sell through by five distributors.

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

During the nine months ended September 30, 2005, the Company derived approximately 22% of its product revenue from one end user and 44% of product revenue as a result of sell through by two distributors.

During the three months ended September 30, 2006, the Company derived approximately 88% of its revenue from distributors and end users located in Asia.

During the nine months ended September 30, 2006, the Company derived approximately 88% of its revenue from distributors and end users located in Asia.

During the three months ended September 30, 2005, the Company derived approximately 84% of its total revenue from end users and distributors located in Asia and Europe.

During the three months ended September 30, 2005, the Company derived approximately 91% of its product revenue from end users and distributors located in Asia and Europe.

During the nine months ended September 30, 2005, the Company derived approximately 86% of its total revenue from end users and distributors located in Asia and Europe.

During the nine months ended September 30, 2005, the Company derived approximately 88% of its product revenue from end users and distributors located in Asia and Europe.

One of the Company’s customers accounted for approximately 96% of the total accounts receivable balance at September 30, 2006.

Four of the Company’s customers accounted for approximately 73% of the total accounts receivable balance at September 30, 2005.

The Company maintains its cash accounts with high quality financial institutions. Balances usually exceed the maximum coverage ($100,000) provided by the Federal Deposit Insurance Corporation on insured depositor accounts.

12.             Indemnification Arrangements with our Executives

The Company has been assuming and will continue to assume the legal costs and related expenses of Herbert M. Stein, in connection with the civil case in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled Joseph Shamy v. Herbert M. Stein, case No.: 50 2005 CA 007719 XXXXMB.  To date we have incurred approximately $220,000 toward this indemnification.

13.        Subsequent Events — Notification from the American Stock Exchange

As disclosed in Apogee’s Current Report on Form 8-K, filed on November 6, 2006, Apogee was notified on November 1, 2006 that it does not meet certain continued listing standards, as set forth in Part 10 of the AMEX Company Guide (the “Company Guide”), and has therefore become subject to the procedures and requirements of Section 1009 of the Company Guide.  As Apogee’s shareholders’ equity was approximately $3.97 million as of June 30, 2006 and is approximately $3.48 million as of this report, the Company is not in compliance with Section 1003 (a) (ii) of the Company Guide as it has shareholders’ equity of less than $4 million and losses from continuing operations and/or net losses in three out of its four most recent fiscal years.  Apogee is also not in compliance with Section 1003 (a) (iii) of the Company Guide as it has shareholders’ equity of less than $6 million and losses from continuing operations in its five most recent fiscal years.

According to the AMEX notice, Apogee must submit a plan by December 1, 2006, advising of the action it has taken, or will take, to bring Apogee into compliance with Sections 1003(a) (ii) and 1003(a) (iii) of the Company Guide within a maximum of 12 months.

If the plan is accepted, Apogee will be permitted to continue its listing during the plan period, but such continued listing will be subject to periodic review to determine whether Apogee is making progress consistent with the plan.

Apogee intends to issue a formal plan to AMEX before December 1, 2006 to address the issues raised by the AMEX.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three- and nine-month periods ended September 30, 2006 and September 30, 2005 should be read in conjunction with the Company’s Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section of this Quarterly Report titled “Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price” as well as other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The Company does not intend to update any such forward-looking statements.

OVERVIEW

Apogee has historically designed, developed, and marketed integrated circuit (“IC”) products incorporating our proprietary DDX® audio amplifier technology to the consumer electronics market. In addition, under licensing agreements with third parties, we granted rights to our intellectual property for use in royalty bearing audio IC products. Apogee is currently in the final stages of evolving from an audio focused enterprise to a provider of sensors and medical device products based upon its developed and acquired Micro-Electromechanical Systems (“MEMS”) and nanotechnologies. We released our first sensor products in December 2005 targeted for the consumer, automotive and industrial markets and we are currently developing a MEMS based device for transdermal drug delivery for the medical market.

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

As set forth in our Current Report on Form 8-K as filed on October 11, 2005, we completed a transaction with SigmaTel, Inc. (“SigmaTel”) on October 5, 2005.  In this transaction, certain assets of our audio division were sold, including the DDX technology and the associated royalties from our license agreement with ST, to SigmaTel for approximately $9.4 million plus a one-year potential earn-out that was up to $4.5 million.  Of the potential $4.5 million in earn-out, we recorded approximately $383,000.  As the earn-out period expired on October 5, 2006, we are not entitled to any additional earn-out.  As part of the transition, a significant portion of Apogee’s engineering and marketing staff related to the audio division left the Company after they were offered positions at SigmaTel. We have chosen to exit the audio business and by the terms of a non-compete with SigmaTel, signed in connection with our sale of assets to them, we can no longer compete in the Class D audio/amplifier business for a period of two years.

Subsequent to the sale of the audio division, we reorganized the Company’s remaining MEMS division into two business groups, the Sensor Products Group and the Medical Products Group. The Sensor Products Group is focused on the design, development and marketing of proprietary MEMS/Nanotechnology based sensors for the consumer, industrial and automotive markets. In December 2005, we introduced our first sensor products, a family of miniature pressure sensors, trademarked under the Sensilica™ brand name. These sensors are presently being sampled to potential customers. We intend to sell these sensor devices as stand-alone die and as packaged solutions in a similar manner as we employed in the marketing and sale of our former audio IC products. The Medical Products Group is currently focused on creating value added products to address unmet medical needs by commercializing nanotechnology based drug encapsulation and therapeutic delivery products.  We have demonstrated the feasibility of our intradermal delivery system, trademarked as PyraDerm, in the laboratory by performing efficacy tests with model drugs.  Depending upon the results of our technology and product development activities, we may: (i) license our technology to third party medical device or pharmaceutical companies, (ii) develop, have made and market through distributors our own medical products, or (iii) partner with third party pharmaceutical and device companies to commercialize our products.

For the immediate future, we expect that our revenue will result from the sale of our remaining audio inventory. We expect that future revenue will initially be the result of sensor sales, potential licensing revenues resulting from the grant of rights to our intellectual property, and consulting work from product or intellectual property development for third parties. It is likely that our MEMS-based medical products will take longer to commercialize, but the same business model will likely apply. Although the sales and marketing staff is not the same, we plan to leverage our past experience with a worldwide network of direct sales staff, independent sales representatives and distributors to support our Sensor Products Group and in conjunction with this we also intend to add new sales channels for our emerging medical products as appropriate.

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

At September 30, 2006, we had an accumulated deficit of approximately $15.1 million, as compared to a deficit of $12.7 million as of December 31, 2005.  Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop new products using our analog and digital circuit designs and MEMS technology.

As of September 30, 2006, we had 11 employees compared to 36 employees for the same period in 2005. This reduction in employees is a direct result of the audio business sale to SigmaTel, Inc. in October 2005.

During the three-month period ended September 30, 2006, we derived approximately 12% of our revenue from one end user and 86% as a result of sell through by three distributors of our audio products.  During the nine-month period ended September 30, 2006, we derived approximately 81% of our revenue as a result of sell through by five of our distributors.  As of September 30, 2006, Apogee recognized all of the deferred revenue related to six of our former distributors. At December 31, 2005, we had formally terminated these distributor contracts. At September 30, 2006 it was determined that we would have no continuing involvement, under the terms of a distributor agreement, with these distributors as they related to the audio business. For the three and nine months ended September 30, 2006, all of our revenue was attributable to the audio division. Prior to the SigmaTel transaction, we utilized a network of sales representatives and distributors, as well as sales offices in China, Hong Kong, Japan and Taiwan, to support our worldwide sales and marketing activities.  Subsequent to the selling of the audio business in October 2005, we closed our locations in China, Hong Kong and Taiwan.  In an effort to consolidate operations and further reduce overhead, we closed our Long Island, New York office in January 2006 and our Japanese operations in July 2006.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three- and nine-month periods ended September 30, 2006 and 2005 have been derived from our unaudited financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2006	2005	2006	2005

Statement of Operations Data:
Revenue	$509,015	$1,520,186	$1,835,211	$3,949,566
Costs and expenses	(1,591,857)	(3,066,056)	(4,747,851)	(8,535,375)
Other Income (expenses)	343,682	(30,738)	512,845	(28,065)
Net Loss	$(739,160)	$(1,576,608)	$(2,399,795)	$(4,613,874)

Shares Outstanding	11,968,332	11,838,332	11,968,332	11,838,332

Balance Sheet Data:
Total Assets	$4,047,799	$4,148,235	$4,047,799	$4,148,235
Stockholders’ equity (deficiency)	$3,488,450	$(2,059,214)	$3,488,450	$(2,059,214)
Loss per share (basic and fully diluted)	$(0.06)	$(0.13)	$(0.20)	$(0.39)

RESULTS OF OPERATIONS OF THE COMPANY

The following table sets forth the percentage of total revenue represented by certain revenue and expense items for the three- and nine-month periods ended September 30, 2006 and 2005. The table and the discussion below should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this report.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Product Sales	100.00%	76.16%	99.93%	84.22%
Royalties	0	13.97	0	11.98
Consulting	0	9.87	0.07	3.80

Cost of Sales	(69.58)	(73.81)	(73.63)	(75.33)
Research and Development	(82.75)	(51.66)	(77.46)	(58.45)
Selling, General and Administrative	(160.40)	(76.21)	(107.62)	(82.33)

Operating Loss	(212.73)%	(101.68)%	(158.71)%	(116.11)%
Other Income (Expense)	67.52	(2.02)	27.94	(0.71)

Net Loss	(145.21)%	(103.70)%	(130.77)%	(116.82)%

Revenue

We derive our revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to original equipment manufacturers or sell through point of sale (“POS”) by distributors. All shipments are fulfilled from our contracted warehouse in Hong Kong and/or from our Norwood, Massachusetts office and is reported net of returns; (2) royalty revenue, which formerly consisted of royalties paid by STMicroelectronics which have now been sold as part of the transaction with SigmaTel and (3) consulting income related to contractual services or development activities for third parties.  The Company may in the future receive royalties under its remaining audio licensing agreements and from new agreements contemplated under its two new business groups.  See Footnote 2 — Revenue Recognition.

Total revenue declined by approximately $1.0 million or 67% to approximately $509,000 for the three months ended September 30, 2006, compared to approximately $1.5 million for the three months ended September 30, 2005.  Total revenue declined by approximately $2.1 million or 54% to approximately $1.8 million for the nine months ended September 30, 2006, compared to approximately $3.9 million for the nine months ended September 30, 2005.  This decline in revenue is directly related to the sale of certain assets of the audio division, including the DDX® technology and the associated royalties to SigmaTel in October 2005.

During the three- and nine-month periods ended September 30, 2006, we recognized revenue from product sales of approximately $509,000 and $1.8 million, respectively, a decrease of approximately $799,000 or 61% and $1.6 million or 47% from product revenue recognized of approximately $1.3 million and $3.5 million for the three- and nine-month periods ended September 30, 2005, respectively.   During the three months ended September 30, 2006, we recorded as revenue the remaining deferred product revenue of approximately $434,000.  Of this amount, approximately $283,000 was attributed to one distributor after we determined that there was no longer any continuing involvement.  The balance was recognized either through POS activity reports received from our former distributors or due to the immaterial balances of deferred revenue associated with two distributors.  Product sales consisted of semiconductor products sold directly to end users or POS revenue by our distributors.  Subsequent to the transaction with SigmaTel, we no longer recognize, or are eligible to receive, royalties under the ST Licensing Agreement. As a result, no royalty revenue was recorded for the three and nine months ended September 30, 2006 under the ST Licensing Agreement.  For the three and nine months ended September 30, 2006, we did, however, record royalty revenue of $1,250 as a result of an agreement with QSound Labs, Inc.  For the same periods in 2005 we recognized royalty revenue of approximately $212,000 and $473,000, respectively, primarily related to the ST Licensing Agreement.  In addition, for the three and nine months ended September 30, 2006, no consulting revenue was recorded.  For the same periods in 2005 we recorded $150,000 in consulting revenue.

Total revenue for the three and nine months ended September 30, 2006 and 2005 consisted of:

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2006	2005	2006	2005

Product Revenue	$509,015	$1,157,789	$1,833,961	$3,326,238
Royalties	0	212,397	1,250	473,328
Consulting	0	150,000	0	150,000

Total:	$509,015	$1,520,186	$1,835,211	$3,949,566

Revenue from the sale of DDX products is expected to continue over the short term as the remaining DDX inventory is sold. In addition, licensing revenue from the ST Licensing Agreement has been assigned to SigmaTel in conjunction with the sale of certain DDX assets to SigmaTel.  Accordingly, we expect that the declines in our revenues will continue until such time as we are able to generate revenues from the sale of our sensor products or medical device products.

Cost of Revenue

Cost of revenue decreased as a result of reduced product revenue to approximately $354,000 and $1.4 million for the three and nine months ended September 30, 2006, respectively, compared to approximately $1.1 million and $3.0 million for the three and nine months ended September 30, 2005.  Cost of revenue from our former DDX business primarily consists of purchasing finished semiconductor chips and storage fees associated with warehousing a large portion of our semiconductor products in Asia. For the three and nine months ended September 30, 2006 we recorded a gross margin from product revenue of approximately 30% and 26%, compared to a gross margin of approximately 3% and 11% for the three and nine months ended September 30, 2005, respectively. This increase in gross margin from product revenue was due to an adjustment to Cost of Goods for recovery of a previous reserve provision.

Previously during the six-month period ended June 30, 2006, we recorded a provision of approximately $32,000 for slow moving, excess and obsolete inventory of which approximately $11,000 had been written off against this reserve.  Subsequently, during the three months ended September 30, 2006, we recorded a recovery of previous reserve provisions of approximately $49,000 to adjust for current inventory levels.    During the three and nine months ended September 30, 2005, we recorded a provision of $255,000 and $576,000, respectively.   At September 30, 2006 the total reserve for slow moving, excess and obsolete inventory was approximately $1.9 million compared to a total reserve of approximately $1.8 million at September 30, 2005.  At September 30, 2006 our reserve against slow moving, excess and obsolete inventory represents 100% of current inventory levels.

Research and Development (“R&D”) Expenses

The Company’s research and development (“R&D”) expenses consist primarily of salaries, development material costs, external consulting and service costs related to the design of new products and the refinement of existing products. Research and development expenses decreased to approximately $421,000 and $1.4 million for the three and nine months ended September 30, 2006, respectively, compared to approximately $785,000 and $2.3 million for the three and nine months ended September 30, 2005.  This decrease of approximately $364,000 or 46% and $900,000 or 38%, respectively, was the result of the transaction with SigmaTel and the transfer of our audio related R&D staff to SigmaTel. Human resource costs decreased by approximately $380,000 or 68% and $1.1 million or 67% to approximately $181,000 and $548,000 for the three and nine months ended September 30, 2006, respectively, compared to approximately $561,000 and $1.7 million for the same periods in 2005. For the three and nine months ended September 30, 2005, human resource costs associated with our former audio division were approximately $440,000 and $1.3 million, respectively.  With our adoption of SFAS 123(R), the human resource expense for the three and nine months ended September 30, 2006 was increased by approximately $10,000 and $68,000, respectively.

With the sale of our former audio division to SigmaTel, we have expanded the development of both our sensor and medical device products. Expenses associated with the development of new products and the refinement of existing products increased to approximately $410,000 and $1.3 million for the three and nine months ended September 30, 2006, respectively, compared to approximately $274,000 and $702,000 for the same periods in 2005.  In an effort to support and expand the development of both our medical device and sensor products, we incurred professional fees of approximately $175,000 and $408,000 for the three and nine months ended September 30, 2006, respectively, compared to approximately $89,000 and $297,000 for the same periods in 2005.  In addition, due to the technical nature of both the medical device and sensor components, we incurred approximately $32,000 and $261,000 in developmental wafer and micro needle mask related costs for the three and nine months ended September 30, 2006.   Of this amount we expensed approximately $146,000 in wafers related to our sensor business.   We will continue to invest in the development of our sensor and medical device products. During the fourth quarter of 2006 we anticipate the completion of a laboratory facility at our Norwood headquarters to support our medical product research and development activities. Our investment in laboratory equipment and the renovation of our facility is expected to be approximately $180,000.  We anticipate that this new capability will allow us to have greater efficiency and productivity as well as better control of expenses.   In January 2006, we consolidated our MEMS division to our home office in Norwood, Massachusetts and closed the Long Island office. We anticipate that we will continue to commit resources to research and development activities and R&D costs are expected to increase in the future.

Selling, General and Administrative (“SG&A”) Expenses

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and selling of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses had included costs related to the operation of Apogee’s Hong Kong, Taiwan, China and Japan sales offices. Subsequent to the SigmaTel transaction, the Taiwan and China offices were closed.  In February 2006 we closed our Hong Kong office and in July 2006 we closed our Japanese office.  General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative (“SG & A”) expenses were approximately $817,000 and $2.0 million for the three and nine months ended September 30, 2006 compared to approximately $1.2 million and $3.3 million for the three and nine months ended September 30, 2005. This represents a decrease of approximately $342,000 or 30% and $1.3 million or 39% for the respective periods. The decrease in SG&A, described below, was attributable primarily to the closing of the Hong Kong and Taiwan offices as well as decreased selling and distribution costs, professional fees, travel and human resource costs.

Human resource costs increased approximately $97,000 or 26% to approximately $479,000 for the three months ended September 30, 2006 compared to approximately $382,000 for the three months ended September 30, 2005. This increase is primarily the result of our adoption of SFAS 123(R).  For the nine months ended September 30, 2006 human resource costs remained relatively constant at approximately $1.1 million with a small decrease of approximately $42,000 or 4%.  With our adoption of SFAS 123(R), the human resource expense for the three and nine months ended September 30, 2006 was increased by approximately $241,000 and $281,000, respectively.  This decrease, net of stock based compensation expense, reflects the reduction in staffing and subsequent closing of the Taiwan office in 2005, the Hong Kong office in February 2006 and the Japanese office in July 2006, as a result of the sale of the audio division to SigmaTel, Inc. in October 2005. As of September 30, 2006, Apogee employed a total of 11 employees, all operating out of our Norwood office.  As of September 30, 2005 we employed a total of 36 employees, 28 domestically with 6 employees in Hong Kong and 1 employee each in Japan and Taiwan.

Professional expenses decreased by approximately $255,000 or 50% and $701,000 or 60% to approximately $257,000 and $499,000 for the three and nine months ended September 30, 2006, compared to approximately $512,000 and $1.2 million for the three and nine months ended September 30, 2005, respectively.  Of this decrease approximately $322,000 and $808,000 was the result of decreased legal and accounting fees as a result of becoming compliant with our filings required by the Securities Exchange Act of 1934, as amended, and the completion of the Audit Committee’s investigation and subsequent restatement of Apogee’s financial statements.  These decreases for both the three months and nine months ended September 30, 2006 were partially offset by an increase in legal fees associated with the indemnification activities, described in Footnote 12 to the accompanying financial statements, which were approximately $126,000 and $157,000 for the three and nine months ended September 30, 2006.  For the three and nine months ended

September 30, 2006, we incurred legal expenses, net of the indemnification expense, of approximately $80,000 and $217,000 compared to legal expenses of approximately $106,000 and $616,000 for the same periods in 2005, respectively.  For the three and nine months ended September 30, 2006, we incurred accounting expenses of approximately $25,000 and $75,000 compared to accounting expenses of approximately $324,000 and $424,000 for the same periods in 2005.  A decrease in third party marketing consultants accounted for the remainder of the decrease for both the three and nine months ended September 30, 2006, partially offset by the payment of fees to our Board of Directors.

Other expenses contributing to the decrease in SG&A were reduced international travel, closing of the Hong Kong, China and Taiwan Offices as well as reduced commissions and distribution expense. Travel expense decreased by approximately $48,000 or 81% and $163,000 or 74% to approximately $11,000 and $58,000 for the three and nine months ended September 30, 2006, compared to approximately $59,000 and $221,000 for the same periods in 2005. As a result of the audio division sale of assets to SigmaTel, we closed the Taiwan Office effective as of December 31, 2005 and the Hong Kong Office effective as of February 28, 2006. Expenses associated with the Hong Kong Office, net of human resources were approximately $2,000 and $13,000 for the three and nine months ended September 30, 2006, compared to approximately $22,000 and $104,000 for the same periods in 2005.  The other major contributor to the decrease in SG&A is the reduction in the distribution and commission expense directly related to the decrease in revenue resulting from the sale of the audio division to SigmaTel.  Distribution and commission expense declined by approximately $45,000 or 93% and $95,000 or 92% to approximately $3,000 and $9,000 for the three and nine months ended September 30, 2006, respectively, compared to approximately $48,000 and $104,000 for the same periods in 2005.

Operating expenses are expected to increase over the next few quarters due to the addition of staff to support our Sensor and Medical Product groups.

Interest/Other Income (Expense)

Interest income includes income from Apogee’s cash and cash equivalents. During the three and nine months ended September 30, 2006, we generated interest income of approximately $46,000 and $154,000 compared to interest income of approximately $5,000 and $11,000 during the same periods in 2005.  This increase was primarily due to interest on the net cash received of approximately $5.7 million as a result of the SigmaTel transaction.   In addition, during the three and nine months ended September 30, 2006 we recorded approximately $299,000 and $383,000, respectively of income as a result of the final earn-out due us in connection with the SigmaTel transaction.  The approximately $23,000 in other expense resulted from a loss on the disposal of fixed assets and additional expenses in connection with the SigmaTel transaction.

Net Loss

Apogee’s net loss for the three months ended September 30, 2006 was approximately $739,000 or $0.06 per basic and diluted common share, compared to a net loss of approximately $1.6 million or $0.13 per basic and diluted common share for the three months ended September 30, 2005.  For the nine months ended September 30, 2006 the Company reported a loss of approximately $2.4 million or $0.20 per basic and diluted common share, compared to a net loss of approximately $4.6 million or $0.39 per basic and diluted common share for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity at September 30, 2006, consisted of approximately $3.0 million in cash and cash equivalents.  We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.   Substantially all of our cash is held in high quality money market funds comprised of short-term, fixed income securities earning interest at 4.92% at September 30, 2006. This compares to approximately $812,000 in cash and cash equivalents as of September 30, 2005. In addition, as of September 30, 2006, we had working capital of approximately $2.8 million, compared to a working capital deficiency of approximately $2.4 million at September 30, 2005. This increase in cash was the result of the SigmaTel transaction whereby on October 5, 2005, we received approximately $8.6 million, net of expenses, as a result of the sale of certain assets of our audio division.

Net cash used in operating activities for the nine-month period ended September 30, 2006 decreased to approximately $2.5 million compared to approximately $3.6 million in the nine-month period ended September 30, 2005. The decrease was primarily due to a decrease in the net loss as a result of decreased spending following the SigmaTel transaction and the transfer of the DDX related engineering and sales staff. As of September 30, 2006, reserves for slow moving, excess and obsolete inventory was increased to 100% of the remaining DDX inventory.  This compares to inventory, net of reserves, of approximately $1.8 million as of September 30, 2005. Net accounts receivable was approximately $389,000 at September 30, 2006 down from approximately $465,000 at September 30, 2005. Of this amount approximately $383,000 is earn-out due to us as part of the SigmaTel transaction. As of September 30, 2006 we had reserves against bad debt of approximately $13,000 compared to a reserve of $145,000 as of September 30, 2005. Given the current accounts receivable we believe that the remaining reserve is sufficient at this time.

Net cash used in investing activities for the nine months ended September 30, 2006 was approximately $59,000, compared to approximately $138,000 for the nine months ended September 30, 2005.

No cash was provided by financing activities for the nine months ended September 30, 2006 compared to approximately $2.5 million provided by financing activities for the nine months ended September 30, 2005.  During the nine-month period ended September 30, 2005, the Company received the proceeds from unsecured interest bearing loans in the amounts of $250,000 from David Spiegel, a shareholder and $250,000 from Herbert Stein, Chief Executive Officer, President and Chairman of the Board. These loans were payable upon demand and were not subject to any premium or penalty for prepayment. The loan interest rate is 6% per annum, payable monthly in arrears on the outstanding balance.   On August 11, 2005, the Company entered into agreements with Laurus Master Fund, Ltd., whereby the Company received $2.0 million in gross proceeds (with net proceeds of approximately $1.8 million) through the sale of a 120 day secured term note.  In accordance with the terms of the note, the note was payable by the Company in cash during the first 120 days following the issuance of the note, and after the 120 day period it was payable in the amount of $62,500 per month in cash or convertible into the common stock, $0.01 par value per share, of the Company at a fixed conversion price of $1.05 per share. In connection with the financing, the Company paid certain costs and expenses of Laurus and has issued an immediately exercisable warrant with terms restricting exercise. The Laurus warrant provides for the purchase of 85,000 shares of common stock at a price of $1.22 per share. The warrant expires seven years after issuance. A finder for the transaction received a fee of 5% of the gross proceeds of the offering, together with a seven year warrant to purchase an aggregate of 8,500 shares of common stock immediately exercisable at a price of $1.22 per share. This offering was conducted as a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. With respect to the transaction with Laurus, the Company entered into an agreement to register the common stock underlying the warrants and the common stock that may be received upon any conversion of the secured term note.  On December 5, 2005, we amended the terms of the 85,000 common share warrants with Laurus, whereby the registration rights associated with the warrant were terminated in consideration of a reduced exercise price, from $1.22 to $1.15, and the insertion of a cashless exercise provision.  On October 5, 2005 proceeds from the SigmaTel transaction were used to repay the approximately $2.1 million owed to Laurus Master Fund, Ltd. and the $500,000 loans to Mr. Herbert Stein and Mr. David Spiegel, as well as payment of certain expenses related to the transaction.

We believe that cash flow from operations as well as the funds from the audio division sale, as well as amounts that may be raised from time to time in private offerings of our common stock or debt financings will be sufficient to support operations and fund capital equipment requirements at least through June 30, 2007.  See Footnote 13 — Subsequent Events — Notification from the American Stock Exchange.

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

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements: Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The following policies apply to Apogee’s two major product sales categories for revenue recognition. Sales to end users (OEM):  Revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer’s representative/freight forwarder. Sales to Distributors:  From time to time we provide stock rotation rights, price protection and other incentives to our Distributors. See Footnote 2 — Revenue Recognition. As a result of these incentives, Apogee has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date we have experienced minimal warranty returns.

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

Inventory

Apogee states its inventory at the lower of cost (first-in, first-out) or market. This policy requires that we make certain estimates regarding the market value of the inventory, including an assessment of excess or obsolete inventory. Apogee had determined excess and obsolete inventory based on estimated future demands and estimated selling prices for our products within a specified time frame, which was generally 12 months. The estimates used for expected demand were also used for short-term capacity planning and inventory purchasing and were consistent with revenue forecasts.   During the three months ended September 30, 2006, we maintained our reserve for slow moving, excess and obsolete inventory to 100% of current Apogee held inventory levels.  In addition, we wrote-off the remaining unsold distributor inventory of approximately $348,000.  The inventory at September 30, 2006 entirely consisting of Apogee held inventory was approximately $1.9 million before the allowance for slow moving, excess and obsolete inventory provision.  As of September 30, 2006 the total allowance for slow moving, excess and obsolete inventory was approximately $1.9 million or 100% of current Apogee held inventory levels.  This compares to inventory at December 31, 2005, net of reserves, of approximately $1.3 million consisting of $719,000 held at distributors with the remaining $609,000 held at Apogee.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements including special purpose entities.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

As of September 30, 2006, we had stockholders’ equity of approximately $3.5 million, an accumulated deficit of approximately $15.1 million and working capital of approximately $2.8 million. We recorded a loss of approximately $739,000 and $2.4 million for the three and nine months ended September 30, 2006.  In the fiscal year ended December 31, 2005, we recorded an operating loss of approximately $5.5 million with a net profit of approximately $3.0 million from a gain of approximately $8.9 million. This net profit resulted from the sale of the DDX assets to SigmaTel, Inc. on October 5, 2005, for approximately $9.4 million, plus a one-year earn-out of potentially up to $4.5 million.  A total of approximately $299,000 and $383,000 was realized for the three and nine months ended September 30, 2006.  Since the one-year earn-out expired on October 5, 2006, no additional earn-out will be realized. We will need to generate revenue to sustain profitability and positive cash flow. Our ability to generate future revenue and sustain profitability depends on a number of factors, many of which are described throughout this risk factor section, including our ability to develop and generate revenues from the sales of our sensor and medical device products, which are at a very early stage of development.  We cannot assure you when, if ever, we will generate meaningful revenues from the sales of these products under development. If we are unable to achieve and sustain profitability, the Company’s share price would likely decline.

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

We derived approximately 81% of our revenue as a result of sell through to end customers by five distributors during the nine months ended September 30, 2006 as compared to approximately 68% of total revenue as a result of sales by two end users and the sell through to end customers by two distributors during the nine months ended September 30, 2005.  As of September 30, 2005 we derived approximately 66% of product revenue as a result of sales to one end user and the sell through to end customers by two distributors.  With the sale of the audio business, our traditional consumer electronic customer will not be supported with audio products after the sale of our remaining inventory. We are working to develop customers for our sensor and medical products but we cannot guarantee that we will be able to succeed in these efforts, but there can be no assurance that we will be able to add new distributors to support our sensor and medical device products.

AS A RESULT OF THE SALE OF OUR AUDIO BUSINESS THE COMPANY WILL NOT RECEIVE ROYALTIES FROM ST AND AUDIO PRODUCT REVENUE WILL EVENTUALLY END. AS A RESULT, OUR ABILITY TO ACHIEVE OR SUSTAIN REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO FIND CUSTOMERS AND TO DEVELOP AND SELL OUR SENSOR AND MEDICAL PRODUCTS.

Apogee historically derived revenue from audio IC product sales, royalties pursuant to our license agreement with ST and others and consulting revenues from contracted audio product development. With the sale of our audio assets to SigmaTel in October 2005, we will no longer be receiving license revenue and future audio IC sales will diminish as we sells off our remaining inventory.  We have recorded approximately $299,000 and $383,000 in revenue from the one-year earn-out with SigmaTel.  Since the earn-out period expired on October 5, 2006, no additional earn-out will be realized.  Apogee released new sensor products in December 2005.  However, we may not have any revenues if we are unable to find customers and to develop and our sensor products. Due to the long time required to develop and approve our medical products, we do not expect to receive income in the near future.

OUR BUSINESS IS CONCENTRATED IN A LIMITED NUMBER OF MARKETS AND ANY SIGNIFICANT CHANGE IN THESE MARKETS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY’S BUSINESS.

Approximately 88% of our revenue for the nine months ended September 30, 2006, was a result of revenue from our former audio business to customers located in Asia. This compares to approximately 86% of total revenue and 88% of product revenue to customers located in Asia and Europe, for the nine months ended September 30, 2005. We have entered into a non-compete in connection with the sale of assets to SigmaTel, Inc., except for permissible sales of our audio IC inventory. We will need to develop new markets and add new sales channels in order to effectively market our new sensor and medical device products.

WE HAVE RECENTLY REDUCED OUR WORKFORCE CONSIDERABLY; IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

We may not be successful in recruiting and retaining executive officers and other key management and technical personnel. The competition for employees with the necessary high level of technical expertise to design, market and sell our products is intense, particularly in eastern Massachusetts and Asia. As a result of the October 2005 sale of certain assets to SigmaTel, we will need to hire a number of additional technical personnel if we are to sustain the development of new products and our ability to sell those products. Because competition for highly skilled technical personnel is so intense, companies in Apogee’s industry are subject from time to time to complaints brought by competitors alleging interference with contractual relations or wrongful hiring of employees. Such lawsuits may be costly, may divert management attention and resources from the operation of our business, and may therefore adversely affect our financial condition and results of operations. In addition, the loss of the management and technical expertise of our senior management could seriously harm us. Our employees may also be recruited away from us by our competitors. We do not have in place employment contracts for members of our senior management, including the CFO, COO and our Vice Presidents.

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

•                      introduction or enhancements of products, or delays in the introductions or enhancements of products, by us or our competitors;

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

RISKS RELATING TO OUR COMMON STOCK

WE DO NOT CURRENTLY MEET THE LISTING REQUIREMENTS OF THE AMERICAN STOCK EXCHANGE (THE “AMEX”), AND IF WE CONTINUE TO FAIL TO MEET SUCH REQUIREMENTS, WE MAY BE DELISTED FROM THE AMEX.

Our common stock is quoted on the AMEX. In order to continue to be included in the AMEX, we must meet the AMEX maintenance criteria.  As Apogee’s shareholders’ equity was approximately $3.97 million as of June 30, 2006 and $3.48 million as of this report, the Company is not in compliance with Section 1003 (a) (ii) of the Company Guide as it has shareholders’ equity of less than $4 million and losses from continuing operations and/or net losses in three out of its four most recent fiscal years.  Apogee is also not in compliance with Section 1003 (a) (iii) of the Company Guide as it has shareholders’ equity of less than $6 million and losses from continuing operations in its five most recent fiscal years.

According to the AMEX notice, Apogee must submit a plan by December 1, 2006, advising of the action it has taken, or will take, to bring Apogee into compliance with Sections 1003(a) (ii) and 1003(a) (iii) of the Company Guide within a maximum of 12 months.  There is no assurance that this plan, as devised by the Company, will be acceptable to the AMEX.  Even if the plan is accepted, Apogee will be permitted to continue its listing during the plan period, but such continued listing will be subject to periodic review to determine whether Apogee is making progress consistent with the plan.

If our common stock were delisted, in order to have our common stock relisted on the AMEX, we would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria. Accordingly, we cannot assure that if we were delisted, we would be able to have our common stock relisted on the AMEX, and most likely our common stock would be quoted on the Over the Counter Bulletin Board. In addition, if our common stock were delisted from the AMEX, it might become more difficult for us to raise additional capital and accomplish our business objectives through the sale of our common stock or securities convertible into our common stock, due to increased costs and potential diminished liquidity in the market for our common stock.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

See Exhibit Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

Date: November 14, 2006	By:	/s/ Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: November 14, 2006	By:	/s/ Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial Officer and Vice President of Finance
(principal financial officer and principal accounting officer)

FORM-10-QSB

SEPTEMBER 30, 2006

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