Form 10KSB
period 2006-12-31
APOGEE TECHNOLOGY INC
filed 2007-03-29
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to                                  .

APOGEE TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Commission File No:  000-30656

DELAWARE	04-3005815
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
129 MORGAN DRIVE
NORWOOD, MASSACHUSETTS	02062
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (781) 551-9450

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 Par Value Per Share	American Stock Exchange

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

State issuer’s revenue for the most recent year: $1.9 million

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on March 15, 2007, based on the last sale (closing) price of the common stock on the American Stock Exchange of $1.35 per share on such date was $9,689,936.

The number of outstanding shares of the registrant’s Common Stock, $.01 par value, as of March 15, 2007 was 11,968,331.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: Certain information required in Part III of this Annual Report on Form 10-KSB is incorporated from the Registrant’s Proxy Statement which the Company intends to file within 120 days after the Company’s fiscal year ended December 31, 2006.

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I

This document and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Also, Apogee’s management may make forward-looking statements orally or in writing to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statements. Forward-looking statements might include one or more of the following:

•       anticipated financing activities;

•       anticipated strategic alliances or arrangements with development or marketing partners;

•       anticipated research and product development results;

•       projected development and commercialization timelines;

•       descriptions of plans or objectives of management for future operations, products or services;

•       forecasts of future economic performance; and

•       descriptions or assumptions underlying or relating to any of the above items.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts or events. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “opportunity”, “plan”, “potential”, “believe” or words of similar meaning. They may also use words such as “will”, “would”, “should”, “could” or “may”.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We do not intend to update any of the forward-looking statements after the date of this report to conform such statements to actual results except as required by law. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully consider that information before you make an investment decision. You should review carefully the risks and uncertainties identified in this report.

Item 1.                        BUSINESS

Corporate Overview

Apogee Technology, Inc. (“Apogee”, the “Company”, “we”, “us” or “our”) is designing and developing advanced intradermal and dermal drug delivery systems while further developing and marketing sensor solutions based upon the Company’s proprietary nanotechnology and Micro-Electromechanical Systems (“MEMS”) and drug delivery technologies.

Our Medical Products Group is developing advanced intradermal drug delivery systems to meet the needs of patients, health insurers, companies’ developing pharmaceuticals, as well as, governments and international health organizations. We are in preclinical development of our PyraDerm™ intradermal drug system, which we believe could have significant advantages over competitive approaches for the delivery of vaccines, small dose high potency therapeutic protein drugs and other active ingredients. PyraDerm is designed to be a low-cost, effective, painless delivery system that can be self administered and easily stored while potentially providing pharmaceutical companies extended patent position for their current drug formulations. We have evaluated the feasibility of our PyraDerm approach by performing in vitro tests with model drugs and are planning to start in vivo testing in the near future. We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support the commercialization of PyraDerm. Our business strategy may include: (i) the licensing or selling of our technologies to pharmaceutical or medical device companies, (ii) establishing partnerships with pharmaceutical and device companies to commercialize our products and; (iii) developing, producing and marketing our own medical products.

Our Sensor Products Group is focused on the design, development and marketing of our proprietary MEMS/Nanotechnology based sensors for the medical, automotive, industrial and consumer markets. In December 2005, we introduced our first sensor products, a family of miniature pressure sensor die, trademarked under the Sensilica® brand name. These devices are produced using a novel manufacturing technology that we believe reduces size and cost while improving reliability as compared to alternative MEMS sensor solutions. We are selling these sensor devices as stand-alone die to sensor integrators and as packaged solutions directly and through independent representatives and distributors. We are currently providing customer samples of our sensor die and packaged products and have shipped small quantities of production sensor die.

History

Apogee was organized as a Delaware corporation in 1987, and initially operated through its wholly owned subsidiary, Apogee Acoustics Incorporated (“Acoustics”). Acoustics engineered, manufactured, and marketed high quality, high-end patented ribbon loudspeaker systems for use in home audio and video entertainment systems. This technology was considered so innovative that a pair of Apogee loudspeakers is on display at the Smithsonian Museum.

We discontinued our loudspeaker business in 1994 and utilized our audio experience on the development of the worlds’ first all-digital, high efficiency audio amplifier ICs, which we trademarked as Direct Digital Amplification or DDX®. We transitioned our business to take advantage of the patent we received in 1991 for related technology and to pursue the market opportunity created by the industry adoption of digital audio transmission, recording and playback. In 1999, we released our first digital DDX Controller IC. Subsequently, we released six additional Controller ICs, 13 DDX power devices and a family of ICs that combined DDX Controller and DDX Power Devices. In addition to our IC product sales, we also licensed DDX technology to several IC companies, including STMicroelectronics NV (“ST”), one of the world’s largest semiconductor companies. In conjunction with ST our principal licensee, DDX technology became the market standard and over 35 million DDX ICs were sold in the first 4 years to consumer electronic companies such as Sony, Sharp, Samsung, LG, Philips, RCA and Zenith. During the growth of this business, we won the Deloitte Technology Fast 50 awards in 2003 as the second fastest and 2004 as the fastest growing technology company in New England.

In May 2004, in order to expand our technology base and to further diversify our product and market opportunities, we acquired a portfolio of MEMS and nanotechnology intellectual property, trade secrets and know-how developed by Standard MEMS, Inc. MEMS are devices produced using high volume IC manufacturing techniques that include both electrical circuits and microscopic mechanical systems. During this time, we also hired employees from the former Standard MEMS, Inc. and established a MEMS Division that we subsequently consolidated into our Norwood headquarters. Since this acquisition, we have been using this acquired know-how plus additional technologies to develop MEMS and nanotechnology based medical and sensor products.

On October 5, 2005, we sold our audio IC business, including the DDX technology and the associated royalties from our license agreement with ST to SigmaTel, Inc. (“SigmaTel”), for approximately $9.4 million plus a one-year earn-out that subsequently amounted to $383,000. After the sale, we reorganized the Company’s remaining MEMS division into two business groups, the Medical Products Group and the

Sensor Products Group. We also closed our sales offices in China, Japan, Taiwan and Hong Kong and terminated our agreements with our independent sales representatives and distributors.

In 2006, the majority of our revenue was derived from the sale of the remaining DDX IC inventory, primarily as a result of the recognition of all the deferred distributor revenue. We expect that future revenue will initially be the result of sensor sales or licensing and development related revenues resulting from the grant of rights to our intellectual property. In order to support our operations and maintain our listing on the American Stock Exchange (the “AMEX”) we intend to secure additional funding in 2007. As more of our products reach a commercializable phase, we plan to add a network of direct sales staff, independent sales representatives and distributors to support the sales of our medical and sensor products. We presently outsource the manufacturing, assembly and certain testing of our medical and sensor products.

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

Medical Products Group

Background

The drug delivery market is driven by the needs of patients, health insurers, companies’ developing pharmaceuticals as well as governments and international health organizations. Patients’ desire drug delivery systems that are inexpensive, easy to use, can be self applied, are painless and do not require any special storage or handling. We believe health insurers desire similar standards in drug delivery systems to reduce treatment cost and difficulties associated with drug delivery. If such goals are realized, the ancillary benefits could be higher efficacy, as a result of improved patient compliance, and wider self-administration avoiding the cost and inconvenience of doctor or hospital visits. We believe pharmaceutical companies desire delivery systems that improve efficacy, are safe, reduce side affects and the associated liabilities, and have the potential to extend the patent life of drugs to protect market position. Similar to the above, we believe that both government and international health organizations desire low cost drug delivery systems that can be applied without the need of health care professionals and can be easily stored and distributed efficiently.

We believe that existing drug delivery methods of parenteral (i.e. intra muscular, subcutaneous and intra venous injection), oral, nasal, and transdermal do not meet all of the needs or stated goals for existing and emerging therapies. For example, protein drugs do not lend themselves to oral delivery because of poor bioavailability. Consequently, these drugs are delivered parenterally by health care professionals resulting in increased costs and less patient compliance. Traditional transdermal patches cannot be used to deliver large molecule drugs because they will not penetrate the skin under normal conditions. In order to overcome this problem, companies are using electrical forces (iontophoresis), chemical enhancers and microporation methods, which include; RF energy, lasers, thermal energy and microneedles. We are developing a microneedle-based approach that we believe will satisfy important medical needs for small dose protein drugs (large molecule drugs) while avoiding the complexity associated with many of the competitive transdermal delivery technologies.

PyraDerm Solution

Our PyraDerm delivery system consists of an array of microneedles covered in a solid-state drug formulation that can be applied with an easy to use applicator to deliver drugs into the skin for local or systemic treatments. We utilize micro-fabrication techniques to create our microneedle arrays out of silicon or other biocompatible materials. Our microneedle array design can be tailored to meet specific delivery requirements and may have from one to over 100 solid microneedles that are from 100 to 1000 microns in length. We have developed unique methodologies to precisely coat our microneedles with a solid-state polymer drug formulation. Our coating is designed to work with many different types of drugs, be biocompatible, maintain drug stability and to dissolve as required, i.e. rapidly or in a prolonged manner, to meet specific drug delivery requirements. In order to ensure the proper application of our coated micro-needle array, we have designed a low cost and easy to use applicator system.

We believe our PyraDerm system will offer advantages over competitive transdermal delivery systems and non-transdermal systems for vaccines, small dose high potency protein drugs, nutraceutical and cosmeceutical active ingredients. We also believe that our technology has the potential to enhance the delivery rate of certain small molecule drugs compared to existing passive transdermal systems or patches. When compared with other active transdermal systems that utilize electrical/thermal/RF/laser energy or particle ablation, we believe our system will be lower in cost, safely disposable and will have the potential for self-administration. In addition, our system is designed to deliver some large molecule drugs that, at present, cannot be delivered using iontophoresis-based transdermal systems. Compared to parenteral delivery methods that are painful, we believe our solution has the potential to be easier to store, pain free, safer to dispose and self-administered. In addition, our system may even provide improved efficacy for vaccines. Compared to oral administration, our approach avoids the digestion system thereby potentially reducing side affects and improving the bioavailability for specific drugs.

A summary of the advantages we perceive from our delivery technologies are presented below along with a table summarizing why we believe our PyraDerm system addresses important medical needs.

Micro Needle Intradermal Delivery:   We have developed and applied for a patent on a novel micro-machined silicon microneedle structure and have developed new micro-needle designs using other biocompatible materials. We believe the advantages of our microneedle array designs are that: (i) the length/design of our micro needles can be precisely manufactured to meet the needs of the optimal drug delivery depth in the skin, (ii) the design can be tailored to deliver microencapsulated drugs and very large molecules; (iii) our design approach utilizes manufacturing methods that can be scaled to high volume production to meet cost goals; and (iv) our silicon design has the potential to be modified to add electronics to perform additional functionality such as sensing or enhanced therapeutic delivery to meet future market needs.

Drug Delivery Formulations:   We are developing novel solid-state polymer/drug formulations to coat our microneedle arrays with the goal of dissolving and releasing bio-active compounds or drugs in a controlled manner. We currently have rights to patents and have filed patent applications on polymer formulations for use in drug delivery, targeted applications and related manufacturing processes. We believe the advantages of these technologies are:

•        Drug Stability/Shelf Life:   Our Solid-state drug formulations may improve the stability of biologically active compounds as compared to liquid formulations, which may require refrigerated storage and transport. This potential advantage could provide a longer shelf-life without loss of efficacy, while at the same time simplifying and reducing the cost of transport and storage.

•        Controlled Release:   We believe our formulation technology can be customized to meet the needs of specific drug release requirements. Our approach is amenable to use both water-soluble polymers, which generally results in quick drug release and hydrophobic biodegradable polymers, which provide more prolonged drug release profiles.

•        Dose Control:   Our formulation processes, micro-needle design and coating process are designed to provide for high efficiency of drug incorporation to minimize losses, or wasted bio-active material, and to better control the dose of drug to be delivered.

Drug Delivery Needs	PyraDerm Advantage
Patient
Few Side Affects	- May avoid side affects associated with oral delivery
Safe	- Single use - Lower probability of needle sticks - Less chance of accidental overdose
Painless and no Needles	- Minimal or no pain due to size of microneedles - Patient friendly and easy to use applicator
No Hospital or Doctor Visits	- Self administration limits need for doctor and hospital visits
Health Insurers
Reduce Current and Future Treatment Cost of Patient

-         Low cost design

-         Designed for higher efficacy (vaccines) potentially reducing need for multiple administrations

-         Self administration limits cost of doctor/hospital visits

-         Painless and easy delivery improves compliance and patient realizes the benefits of enhanced compliance

Government/World Health Organizations
Low Treatment Cost	- Low cost design
Long term storage/ Ease of Transport	- Solid-state formulation may provide extended shelf life and minimizes need of refrigerated storage and transport
Rapidly Deployable	- Self administration - no health care professionals required
Disposable/No Reuse/Contamination	- Single use for no cross contamination - Easier to dispose - All of the drug is consumed no disposal abuse
Pharmaceutical Companies
Higher Efficacy	- Targeted intradermal delivery of vaccines may lead to higher immune responses (more effective vaccines), dose sparing, and potentially new vaccines
Improved Safety/Less Side Affects	- No potential for needle reuse and cross contamination - No gastric tract related side affects - Less chance of accidental overdose with the single use design
Extend Patent Life	- Solid-state drug formulation and intradermal delivery may extended drug patent life
Release Control	- Solid-state drug formulation has potential to be customized for rapid or prolonged release
Targeted Delivery	- Delivery to targeted area of skin possible
Platform Design for Wide Use	- Potentially suitable for vaccines, high potency large molecule drugs and active ingredients

Market Opportunities

We believe that with the appropriate technology, the market for transdermal technologies within the drug delivery market could be expanded to capture a larger percentage of the $550 billon dollar total drug market with the adoption of new active technologies, like our PyraDerm solution, which may allow for the delivery of a broader range of drugs into the skin. Currently, the FDA has approved over 13 specific transdermal drug and over 35 passive transdermal patches. According to a leading independent research organization, the worldwide market for transdermal delivery was $12.7 billion in 2005 with an anticipated growth to $21.5 billion by 2010. Potential applications for enhanced transdermal delivery systems include the delivery of pain management therapies, anxiety therapeutics, antidepressants, treatments relating to sexual dysfunction, vaccines and therapies for diabetes and others. In particular, we believe that PyraDerm’s advantages of targeted intradermal delivery, self-administration and controlled release may have particular benefits for the delivery of vaccines, small dose high potency protein based therapeutics and the delivery of non-pharmaceutical active ingredients for the cosmeceutical and nutraceutical market as summarized below.

Vaccines:   Below the top layer of the skin are cells whose function is to facilitate the body’s protective immune response mechanism. PyraDerm is designed to deliver vaccines to the skin layer rich in such cells thereby potentially increasing efficacy over intramuscular injection. This targeted approach may have the potential to reduce the vaccine dose required for an effective immunization. In addition, new vaccines that do not meet efficacy requirements using an intramuscular injection may be viable using intradermal delivery thus expanding market opportunities. Because our delivery system is designed to be self-administered, vaccines can be deployed rapidly to a large population in the event of a flu outbreak or a bioterrorism attack. The anticipated stability of our solid-state formulation will have benefits for the viability and utility of such vaccines.

The global vaccine market is about $8 billion dollars and growing at approximately 12% per year. Over 80 million doses of flu vaccine are administered in the US on an annual basis.

Protein/Polypeptide Drugs:   Protein and polypeptide therapeutics are among the most effective treatments available today for certain diseases. These large molecule pharmaceuticals can be a challenge to deliver orally because they are usually inactivated during digestion and therefore are typically administered parenterally. The need for professional administration of these therapies is one of the challenges limiting their acceptance and market growth. For the protein drugs that only require a small dosage, our PyraDerm system may offer the following potential advantages:

•        painless self administration thereby avoiding the need for a hospital or doctors visit,

•        simplified storage and extended product shelf life of large molecule drugs, and

•        extension to the patent life of specific drugs through the adoption of a new transdermal formulation protecting pharmaceutical market share and product revenue.

Currently there are more than 40 marketed peptide/protein based drugs for the treatment of diseases such as diabetes, osteoporosis, hepatitis and cancer. The US market in 2003 was $9 billion for peptides and $37 billion for proteins. The total market for these therapies combined is expected to grow to $90 billion by 2010.

Non-Pharmaceutical Active Ingredients:   With the aging of the population there is an increasing interest in health and beauty. This market need is driving the development of more effective treatments such as cosmeceutical products that do more than cosmetics, which often just mask conditions. Because of this trend, the cosmeceutical portion of the $7 billion US skin care market has grown from 50% in 2001 to over 60% in 2005. We believe our delivery technologies have the potential to enhance the effectives of cosmeceutical products and thus we are exploring the development and commercialization of delivery products for this market as well as the nutraceutical market. We believe these compounds may not require a long regulatory approval process and thus could provide a source of near term product revenue for the Company.

We believe that the potential benefits of our approach to this market are:

•        improved preservation of active ingredients increasing product shelf life and efficacy,

•        enhanced control over the active ingredient release to meet specific application requirements, and

•        ease and convenience of use.

Government Regulation

Drug delivery products require FDA approval for many of the applications discussed above before they can be sold in the United States. If these products are marketed abroad, they will also be subject to export requirements as well as to regulation by foreign governments. The FDA administers the Federal Food, Drug and Cosmetic Act (“FFDCA”) and has adopted regulations to administer the FFDCA. These regulations include policies that: i) govern the introduction of new medical devices, drugs, and excipients; ii) require observing certain standards and practices in the manufacture and labeling of medical devices; and iii) require medical device and drug companies to maintain certain records and report related deaths, serious injuries and certain malfunctions to the FDA. The FDA approval process can last several years before a product can be marketed and sold. Because of these regulations, we intend to pursue licensing/development or partnership agreements with pharmaceutical companies and have retained experienced FDA consultants to support this effort.

Our Business Strategy

Depending upon the results of our research and development activities, market conditions and business opportunities, we may pursue a licensing/partnership strategy as well as a direct sales strategy to build revenue from the operations of our Medical Products Group.

For vaccines and protein drug delivery products that require FDA regulatory approval, we intend to pursue licensing/development or partnership agreements with pharmaceutical companies due to the significant cost associated with the approval process. Under a licensing/development agreement with a potential pharmaceutical company we would provide rights to our intellectual property in exchange for license fees, milestone development payments and/or royalties tied to product sales. Under a partnership agreement we would jointly invest in the product development and regulatory approval and share on some basis the resulting revenues. We may also sell the rights to our designs to companies for specific applications. During the first half of 2007, we expect to initiate a series of in vivo testing in order to validate proof of concept of our delivery system. The results of these tests and other development efforts will determine when we begin to pursue agreements with potential pharmaceutical and medical device companies.

For the delivery of compounds that may have lesser regulatory requirements (e.g., cosmeceutical or nutraceutical active ingredients) or that may not require FDA approval, we will design, develop, have manufactured, and sell complete products to end users or distribution partners. We are currently looking for and evaluating various active ingredients and are developing product concepts using our drug delivery technologies. If we can successfully commercialize these delivery products, we believe that we can generate revenue more quickly than with products requiring regulatory approval.

Competition

As presented above, we believe that we are positioned to compete effectively in the drug delivery marketplace. However, our intellectual property is uncertain, the majority of our competitors are substantially larger, have been in this field longer and have financial resources significantly greater than our own. Companies developing similar drug delivery technologies include; 3M Company, Alza Corporation, Becton Dickinson and Company and BioValve Incorporated.

Sensor Products Group and Market

Background

The sensor industry is a highly diversified business with a wide range of applications and a broad range of markets including medical, consumer, automotive, industrial and defense. We believe the wide range of markets and applications provide sensor companies, such as ourselves, an opportunity for good margin, nominal selling price erosion and the ability to defend market position. In addition, it is our view that many of the markets are relatively stable, which can create long product life cycles.

An array of technologies have been developed and employed to address specific sensor applications. In particular, Micro-electrical Mechanical Systems (“MEMS”) technology was adapted for sensor applications because it enables the integration of the sensor element and supporting electronics. This approach can significantly reduce system cost and size compared to previous approaches, which utilized multiple machined components and separate, discrete electronics. In addition, MEMS sensors can be produced at a relatively low cost because they can be produced using batch-manufacturing methods built upon the infrastructure developed by the IC industry. One of the first MEMS devices developed in the mid 1960’s were pressure sensors. Since that time, MEMS technology has been applied to a multitude of applications including the measurement or sensing of flow, displacement, force, humidity, biological and chemical substances. According to a leading research firm, the global market size for sensors is forecasted to grow to over $12 billion by 2009. The current pressure sensor market size is approximately $2.2 billion, of which approximately $830 million is related to the MEMS portion. Applications using MEMS pressure sensors include engine control, tire pressure monitoring, pump control, blood pressure monitoring and barometric pressure measurement.

Our Sensor Technology and Products

We are focusing our initial research and development efforts toward pressure sensor products for the medical, consumer, industrial and automotive markets. We selected the pressure sensor market because it is the largest MEMS sensor market and also because we have access to unique all-silicon MEMS manufacturing process. We believe this manufacturing process has significant advantages that will allow us to produce value added products at good operating margins, as summarized below:

•       Cost:   Our novel all-silicon manufacturing approach creates the pressure cavity within the silicon, which does not require additional manufacturing steps, thus lowing costs. Traditional MEMS pressure sensors are produced using a more costly process that bonds two different materials (typically glass and silicon) to create a pressure cavity.

•       Size:   By using only silicon our pressure sensor is much smaller and thinner (up to a factor of four times), allowing the device to be used in demanding applications where size is important, e.g. internal blood pressure measurement systems.

•       Reliability:   Sensilica’s all-silicon design eliminates the glass silicon bonding and thereby reduces the potential for pressure cavity leakage and sensor failure. Sensilica also utilizes a very small pressure cavity, which prevents excess deflection of the pressure membrane, a common reason for sensor failures.

We initiated the development in 2004, and in December 2005 we released a family of miniature pressure sensors trademarked under the Sensilica® brand name. Sensilica pressure sensors are extremely small (0.8mm x 0.8mm x 0.4mm) MEMS-based piezoresistive pressure sensing die designed to support pressure measurement from vacuum to 1000 pounds per square inch (“PSI”). As set forth in the chart below, Sensilica die product sensors are ideal for companies producing packaged sensor products where cost and performance are critical factors, such as tire pressure monitoring and disposable pressure sensing.

Die Products	Potential Applications
Low Pressure Die (15 PSI) ASD5-0015A	Altimeters, weather stations, medical, HVAC
Medium Pressure Die (45 to 200 PSI) ASD5-0045A ASD5-0060A ASD6-0100A ASD5-0200A	Tire pressure monitoring, scuba, automotive engine control, Industrial Process Control
High Pressure Die (300 to 1000 PSI) ASD5-0300A, ASD5-0500A ASD5-0750A ASD5-1000A	Diesel engine control, transmission control, Industrial process control

In addition to our sensor die offerings, we are developing packaged sensor solutions that will allow our customers to more easily adopt our sensors. In the future we intend to add compensation electronics and other electronics, such as connectivity, to enhance our sensor product offerings and meet our customer demands. In late 2006 we introduced our first package product: a family of TO-5 header sensors. The 1/8 inch nickel tube connector is easy to apply and is well suited for a variety of industrial, medical and other commercial applications as summarized in the chart below.

Packaged Products	Potential Applications
Low Pressure Die (15 PSI) ASTO-U-0015-A	Altimeters, weather stations, medical, HVAC
Medium Pressure Die (45 to 200 PSI) ASTO-U-0045-A ASTO-U-0060-A ASTO-U-0100-A	Gas pressure systems, pneumatic systems, medical, industrial process control

To date we have provided samples of our die and packaged sample products to customers for evaluation and have shipped our first nominal orders of our die products. Based upon the initial customer feedback we intend to develop new sensor products. This will be done in conjunction with the transition of our manufacturing partner from a 6 inch wafer process to an 8 inch wafer process during the second half of 2007.

Competition in the Sensor Products Industry

We believe that the market for MEMS-based pressure sensors is robust. There are either applications or niche markets that exist where we can effectively compete. There is minimal intellectual property protection in the Sensor Products Group. To manage this highly competitive industry we are relying on proprietary manufacturing processes, the advanced state of our technology, the breadth of the marketplace and the large number of potential applications for our MEMS based pressure sensors. Companies developing or marketing pressure sensor products include Freescale Semiconductor, Inc., General Electric Company, Honeywell International, Inc. and Infineon Technologies AG.

Business Operations

Research and Development

During the year ended December 31, 2006 Apogee spent approximately $1.7 million on research and development (“R&D”) activities to support its Medical and Sensor Product Groups. During the year ended December 31, 2005 Apogee spent approximately $2.7 million on R&D. The decline in 2006 was directly related to the reduction in our engineering staff following the SigmaTel transaction. Although we reduced R&D expenditures subsequent to the SigmaTel transaction, we are now making increased investments in research and development to support our Medical Products and Sensor Products Group.

Intellectual Property

Our policy is to protect the technology important to the success of our business by filing U.S. patent applications and, where appropriate, corresponding foreign patent applications. We have filed six patent applications related to our drug delivery products and have licensed exclusive rights from a third party to three additional patents. In May 2004, we acquired a portfolio of MEMS intellectual property, trade secrets and know-how developed by Standard MEMS, Inc, which has certain rights and royalty obligations associated with it. We are evaluating this intellectual property to determine what intellectual property should be utilized and filed to support our current business operations. We intend to file, or acquire the rights to, additional patents with the objective of protecting our commercial endeavors.

Marketing and Sales

The marketing and sales effort of the Medical and Sensor Groups is currently being directed from our U.S. office. We intend to add independent distributors and representatives to market and sell our medical and sensor products. Our strategy is to make it easy for our customers to adopt and utilize our products and technologies by providing them with quality application support, application notes, test results and demonstration systems. We have registered the Sensilica® trademark and it is our intention to build brand recognition for our products. We will market our products by attending and exhibiting at key industry tradeshows, as well as through our website at http://www.apogeemems.com. The Company sold its former website http://www.apogeeddx.com as part of the SigmaTel transaction.

Manufacturing and Quality

We have developed a low cost manufacturing process to produce our silicon-based micro-needles and have retained a qualified MEMS foundry to support production. We are also developing manufacturing methods to produce micro-needles out of biocompatible materials other than silicon. We have retained the services of a certified medical device manufacturer to produce our drug delivery device prototypes for clinical testing and market development. And we are developing proprietary manufacturing methods to apply drugs and other active ingredients for our products. As we progress in our development, we plan to add resources to help meet the regulatory requirements for our products.

We utilize STMicroelectronics, an ISO certified manufacturer and a company with which we have had a long-term supply relationship to produce our pressure sensor die products. ST provides many services, along with production, including quality inspection, which greatly enhances our quality control capabilities. We provide the final test and inspection of the pressure sensor devices. We are currently working with ST to transition the manufacturing production of our sensor products from a 6” wafer process to an 8” process. This transition is expected to be completed during the second half of this year. We believe that when this transition is complete ST will have the capacity to meet our projected production requirements for 2007 and beyond. We inventory and ship our product from our headquarters in Norwood, Massachusetts.

Environmental Laws and Regulations

Since January 2007, we have been operating a formulation and analytical laboratory at our headquarters in Norwood, MA. This laboratory is supports our Medical Products Group and as a result of this; we use materials, from time to time, that are potentially biologically hazardous. These materials are segregated and handled in accordance with specific procedures that minimize the potential exposure for our employees. Such materials are disposed of in accordance with specific procedures. The costs of compliance with these procedures are not significant.

Scientific Advisory Board

Our Scientific Advisory Board is comprised of scientists who provide specific expertise on consulting basis. The Board assists us on issues related to fundamental technologies, product development, potential applications and clinical testing. Its members, and their affiliations and area of expertise, include:

Name	Affiliation	Area of Expertise
R. Rox Anderson M. D.	Mass General Hospital Harvard Medical School Massachusetts Institute of Technology	Dermatology
Joachim Kohn, Ph. D.	Rutgers University New Jersey Medical School New Jersey Center for Biomaterials	Biomaterials
Mark Prausnitz, Ph. D.	Georgia Institute of Technology	Drug Delivery Technologies

Employees

As of December 31, 2006, Apogee had 12 employees, of which 11 were full-time employees, including 7 in research and development, 1 in sales and marketing and 4 in general and administration. Prior to the sale of the audio business to SigmaTel in October 2005, we had 36 employees. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. It is our belief that relations with our employees are good.

The following table sets forth certain information with respect to the executive officers of Apogee Technology as of December 31, 2006. All officers serve at the pleasure of the Board of Directors.

Executive Officers of the Company

Name	Age	Position
Herbert M. Stein	78	President, Chief Executive Officer and Chairman of the Board
Paul J. Murphy	59	Chief Financial Officer and Vice President of Finance
David B. Meyers	48	Chief Operating Officer
Alexander J. Andrianov, Ph. D.	49	Vice President Research and Development

Mr. Herbert M. Stein has served as the Company’s Chief Executive Officer since January 2001. Mr. Stein has been a Director of the Company since 1996 and has been Chairman of the Board since January 2000. Mr. Stein was Chairman of the Board of Directors of Organogenesis Inc. from 1991 through 1999 and was Chief Executive Officer of Organogenesis from 1987 through 1999.

Mr. Paul J. Murphy joined the Company in June 2005 in the role of Chief Financial Officer and Vice President of Finance, including the responsibilities of the Company’s Principal Accounting Officer. Prior to joining the Company, from June 2004 to June 2005, Mr. Murphy was an independent contractor with JH Cohn, LLP, an accounting firm, working on engagements with public companies to design, assess and test controls for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. From March 2002 until June 2004, Mr. Murphy worked as a self-employed consultant for companies on short-term projects of the type ordinarily undertaken by a Chief Financial Officer. From February 1999 through January 2002, Mr. Murphy was the Senior Vice President, Chief Financial Officer and Treasurer of Artel Video Systems, Inc., a video networking technology company. Previous to 1999, Mr. Murphy worked as a Chief Financial Officer with four companies, three of which were publicly traded issuers.

Mr. David B. Meyers was appointed the Company’s Chief Operating Officer in February 2001. From January 2000 until February 2001 he was the Company’s Vice-President, Business Development. Since 1996 he has served under various research, engineering and development roles at Apogee and is one of the inventors of the DDX technology and the Company’s drug delivery technologies. Prior to joining the Company, Mr. Meyers was a principal engineer with Arinc Research Corporation and held engineering and research positions at Northrop Grumman Corporation and Rockwell International performing systems analysis and MEMS sensor development.

Dr. Alexander K. Andrianov joined the Company in September 2006 as the Vice President of Research and Development. Dr. Andrianov brings over 20 years experience in the application of polymers as biomaterials and drug delivery systems. Most recently, he was the founder and Chief Scientific Officer of Parallel Solutions, Inc. from 2001 until 2005, where he developed biodegradable polymers for protein delivery and discovered a new class of potent vaccine immunoadjuvants. Prior to starting Parallel, he worked for Physical Science, Inc. as Principal Research Scientist and at Avant Immuonotherapeutics, Inc. as Director of Polymer Synthesis and Formulation. Dr. Andrianov is listed as an inventor on over 35 patents and patent applications and has published numerous technical papers. Dr. Andrianov received his Ph.D. in Polymer Science from Moscow State University in 1985 and served as a faculty member until 1991. He continued his academic training at the Massachusetts Institute of Technology.

Item 2.                        PROPERTIES

Apogee rents approximately 5,000 square feet of office space at 129 Morgan Drive, Norwood, Massachusetts from an entity controlled by a major stockholder. See Footnote 9 of the financial statements—Related Parties. This lease expired on December 31, 2005. Currently, Apogee is renting this facility on a month-to-month basis and believes that this rent is at or below market rate.

Item 3.                        LEGAL PROCEEDINGS

None

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

After being quoted on various markets, on October 5, 2003, the AMEX approved Apogee’s application to list its securities on the American Stock Exchange under the symbol ATA. Apogee has remained listed on the AMEX since that time.

As previously reported, on August 2, 2005, Apogee received notice from the Staff of the American Stock Exchange indicating that AMEX had determined to proceed with an application to the Securities and Exchange Commission to remove the common stock of Apogee from listing and registration on AMEX. This action was taken because Apogee was no longer in compliance with the AMEX’s continuing listing standards due to the failure to file its Annual Report on Form 10-KSB for the year ended December 31, 2004 and a Quarterly Report on Form 10-QSB for the period ended March 31, 2005. On August 31, 2005 the American Stock Exchange notified the Company that it had completed the submission of all required periodic financial reports with the Securities and Exchange Commission, thereby regaining compliance with Sections 134 and 1101 of the Amex Company Guide. Subsequently, the Company was advised that the staff of the AMEX recommended to the Hearings Department that the hearing related to the Company’s non-compliance be cancelled and the matter closed. Apogee has had no further interaction with the AMEX to date on this matter.

As previously reported, on November 1, 2006 Apogee received a notice from the AMEX informing the Company that it did not meet certain continued listing standards, as set forth in Part 10 of the AMEX Company Guide (the “Company Guide”) and has therefore has become subject to the procedures and requirements of Section 1009 of the Company Guide. The Company is presently not in compliance, and has not been in compliance since the notice of November 1, 2006, with Section 1003 (a) (ii) of the Company Guide as it has shareholders’ equity of less than $4 million and losses from continuing operations and/or net losses in three out of its four most recent fiscal years. The Company is also not presently in compliance, and has not been in compliance since the notice of November 1, 2006, with Section 1003 (a) (iii) of the Company Guide as its shareholders’ equity of less than $6 million and losses from continuing operations in its five most recent fiscal years.

According to the AMEX notice, the Company was required to submit a plan by December 1, 2006, advising the staff of the AMEX of the action it has taken, or will take, to bring the Company into compliance with Sections 1003(a) (ii) and 1003(a) (iii) of the Company Guide within a maximum of 12 months.

In response to the November 1, 2006 notification, the Company, on November 30, 2006, submitted a plan of compliance to AMEX outlining the Apogee’s operational and strategic objective to regain compliance with the continued listing standards of the American Stock Exchange. In an effort to further the Company’s commitment of regaining compliance, the Company submitted a revised and expanded Plan to AMEX on December 20, 2006.

On January 12, 2007, the Company received notification that the American Stock Exchange has accepted the Company’s plan to regain compliance with AMEX continued listing standards, and that the Company’s listing will be continued pursuant to an extension. The Company is subject to periodic review by AMEX Staff during the extension period, which ends on November 1, 2007. If Apogee fails to make progress consistent with the plan, or to otherwise regain compliance with the continued listing standards by the end of the extension period, it could result in the Company being delisted from the AMEX.

The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the American Stock Exchange. The bid quotations represent inter-dealer prices, without adjustment for mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.  All prices listed below have been adjusted to reflect post split prices.

	Common Stock
	High	Low
2005:
First Quarter	4.49	1.95
Second Quarter	2.13	1.00
Third Quarter	1.22	0.88
Fourth Quarter	1.09	0.70
2006:
First Quarter	2.10	0.65
Second Quarter	1.45	0.71
Third Quarter	1.25	0.77
Fourth Quarter	2.39	0.35

Stockholders

As of March 15, 2007, there were approximately 67 registered holders and approximately 1,097 beneficial holders of 11,968,332 outstanding shares of Common Stock.

Dividends

It is the present intention of the board of directors to not pay any dividends and retain any earnings to provide funds for the operation and expansion of the Company’s business.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on the Company’s results of operations, financial conditions, contractual and legal restrictions and other factors the board of directors deems relevant.

Unregistered Sales of Securities

None.

Item 6.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THIS DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL STATEMENTS, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNDERTAINTIES. THE COMPANY’S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE FACTORS DISCUSSED ABOVE IN THE SECTION BELOW ENTITLED “RISK FACTORS” AS WELL AS OTHER FACTORS IN THIS ANNUAL REPORT ON FORM 10-KSB.

OVERVIEW

Apogee designs, develops and commercializes advanced intradermal and dermal drug delivery and sensor solutions based upon its proprietary Micro-Electro Mechanical Systems (“MEMS”), nano fabrication and drug delivery technologies. Our Medical Products Group is developing advanced intradermal drug delivery systems to meet the needs of patients, health insurers, companies’ developing pharmaceuticals, as well as, governments and international health organizations. We are in preclinical development of our PyraDerm™ intradermal drug system, which we believe has significant advantages over competitive approaches for the delivery of vaccines, low dose high potency therapeutic protein drugs and other active ingredients. We have evaluated the feasibility of PyraDerm by performing in-vitro tests with model drugs and are planning to start in vivo testing in the near future. We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support its commercialization. Our business strategy is flexible and includes: (i) the licensing or selling of our technologies to pharmaceutical or medical device companies, (ii) establishing partnerships with pharmaceutical and device companies to commercialize our products; and (iii) developing, producing (with outsourcing assistance) and marketing our own medical products. Our Sensor Products Group is focused on the design, development and marketing of proprietary MEMS/Nanotechnology based sensors for the medical, automotive, industrial and consumer markets. In December 2005, we introduced our first sensor products, a family of miniature pressure sensor die, trademarked under the Sensilica® brand name. These devices are produced using a novel manufacturing technology that we believe reduces size and cost while improving reliability as compared to alternative MEMS sensor solutions. We intend to sell these sensor devices as stand-alone die to sensor integrators and as packaged solutions directly and through independent representatives and distributors. We have begun the sales cycle by providing customer samples of our sensor die and packaged products and by shipping small quantities of production sensor die.

In 2006, the majority of our revenue was derived from the sale of the remaining DDX IC inventory, primarily as a result of the recognition of all the deferred distributor revenue. We expect that future revenue will initially be the result of sensor sales, potential licensing and development revenues resulting from the grant of rights to our intellectual property. In order to support our operations and maintain our AMEX listing, we intend to secure additional funding in 2007. We plan to add a network of direct sales staff, independent sales representatives and distributors to support our medical and sensor products. We currently outsource the manufacturing, assembly and certain testing of our medical and sensor products.

At December 31, 2006, we had an accumulated deficit of approximately $15.7 million, as compared to a deficit of $12.7 million as of December 31, 2005. Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop new medical and sensor product.

Results of Operations

The following table sets forth financial statement data expressed as a percentage of sales:

	Fiscal Year Ended December 31,
	2006	2005
Product Sales	99.93%	87.04%
Royalties	0.07	9.29
Consulting	—	3.67
Cost of Sales	(71.70)	(76.68)
Research and Development	(91.48)	(52.38)
Selling, General and Administrative	(124.65)	(77.61)
Operating Loss	(187.83)%	(106.67)%
Other Income (Expense)*	30.20	163.64
Net Loss	(157.63)%	57.07%

*                    Includes approximately $8.9 million in gain on sale of assets to SigmaTel, Inc. on October 5, 2005.

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

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements: Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The following policies apply to Apogee’s two major product sales categories for revenue recognition. Sales to end users (“OEM”):  Revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer’s representative/freight forwarder. Sales to Distributors:  From time to time we provide stock rotation rights, price protection and other incentives to our Distributors. See Footnote 2 of the financial statements. As a result of these incentives, Apogee has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date we have experienced minimal warranty returns.

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

Inventory

Apogee states its inventory at the lower of cost (first-in, first-out) or market. This policy requires that we make certain estimates regarding the market value of the inventory, including an assessment of excess or obsolete inventory. In the recent past, Apogee had determined excess and obsolete inventory based on estimated future demands and estimated selling prices for our products within a specified time frame, which was generally 12 months. The estimates used for expected demand were also used for short-term capacity planning and inventory purchasing and were consistent with revenue forecasts.  Our current inventory is associated with our former audio business. We have chosen to expense our sensor die and sensor packaged products until such time as we have material results from this business. We are still in the research and developmental phase of our medical products and thus do not have related inventory. For the fiscal year ended December 31, 2006 we have approximately $1.8 million of audio IC inventory that has been 100% reserved and has no carrying value on the balance sheet. This compares to inventory at December 31, 2005, net of reserves, of approximately $1.3 million consisting of $719,000 held at distributors with the remaining $609,000 held at Apogee.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements nor do we have any special purpose entities.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue

We derive our revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to original equipment manufacturers or sell through point of sale (“POS”) by distributors. All such shipments are fulfilled from our contracted warehouse in Hong Kong or from our Norwood, Massachusetts office and is reported net of returns; (2) royalty revenue, which formerly consisted of royalties paid by STMicroelectronics which have now been sold as part of the transaction with SigmaTel and (3) consulting income related to contractual services or development activities for third parties. The Company may, in the future, receive royalties under its remaining audio licensing agreements and from new agreements contemplated under its two new business groups. See Footnote 2 of the financial statements.

Apogee recognized revenue for the fiscal year ended December 31, 2006 of approximately $1.9 million, a decrease of $3.3 million or 64% from revenue recognized in 2005 of approximately $5.2 million. This decline in revenue is directly related to the sale of certain assets of the audio division, including the DDX® technology and the associated royalties to SigmaTel in October 2005. Product sales consisted of semiconductor products sold directly to end users or POS revenue by our distributors. Subsequent to the transaction with SigmaTel, we no longer recognize, or are eligible to receive, royalties under the ST Licensing Agreement. As a result, no royalty revenue was recorded for the fiscal year ended December 31, 2006 under the ST Licensing Agreement. For the fiscal year ended December 31, 2006, we did, however, record royalty revenue of $1,250 as a result of an agreement with QSound Labs, Inc. For the fiscal year ended December 31, 2005 we recognized royalty revenue of approximately $480,000, primarily related to the ST Licensing Agreement. Apogee did not earn any consulting revenue for the fiscal year ended December 31, 2006 compared to approximately $190,000 for the fiscal year ended December 31, 2005.

Total revenue for the years 2006 and 2005 consisted of:

	For the Fiscal Year Ended December 31,
	2006	2005
Product Revenue	$1,883,534	$4,502,333
Royalties	1,250	480,468
Consulting	—	190,000
Total:	$1,884,784	$5,172,801

Some revenue from the sale of DDX products is expected to continue over the short term as the remaining DDX inventory is sold. In addition, licensing revenue from the ST Licensing Agreement has been assigned to SigmaTel in conjunction with the sale of certain DDX assets to SigmaTel. Accordingly, we expect that the decline in our revenues will continue until such time as we are able to generate revenues from the sale of our medical and sensor products.

Cost of Revenue

Cost of revenue decreased as a result of reduced product revenue to approximately $1.4 million for the fiscal year ended December 31, 2006, compared to approximately $4.0 million for the fiscal year ended December 31, 2005. Cost of revenue from our former DDX business primarily consists of purchasing finished semiconductor chips and storage fees associated with warehousing a large portion of our semiconductor products in Asia. For the 12 months ended December 31, 2006 we recorded a gross margin from product revenue of approximately 28%, compared to a gross margin of approximately 23% for the 12 months ended December 31, 2005. This increase in gross margin from product revenue was due to an adjustment to Cost of Goods for recovery of previous reserve provision.

During the twelve months ended December 31, 2006 we recorded a net recovery of previous provisions of approximately $117,000 to adjust for current inventory levels. For the fiscal years ended December 31, 2006 and 2005, the Company wrote off approximately $11,000 and $44,000, respectively, of obsolete inventory.

Operating Expenses

Research and Development Costs

The Company’s research and development (“R&D”) expenses consist primarily of salaries, development material costs, external consulting and service costs related to the design of new products and the refinement of existing products. Research and development expenses were reduced to approximately $1.7 million for the 12 months ended December 31, 2006, compared to approximately $2.7 million for the prior fiscal year. This decrease of approximately $1.0 million or 36% was the result of the transaction with SigmaTel and the transfer of our audio related R&D staff to SigmaTel. Human resource costs decreased by approximately $1.1 million or 62% to approximately $694,000 for the twelve months ended December 31, 2006, compared to approximately $1.8 million for the same period in 2005. For the fiscal year ended December 31, 2005, human resource costs associated with our former audio division were approximately $1.4 million. Although our overall human resource expense was reduced, we continue to support both our medical and sensor groups and anticipate that human resource expense associated with R&D will increase in the coming quarters. For the 12 months ended December 31, 2006, approximately $39,000 in human resource expense was a result of our adoption of SFAS 123(R) effective as of January 1, 2006.

During the fiscal year ended December 31, 2006 essentially all our $1.7 million in R&D in expense was associated with the development of our medical and sensor products, compared to approximately $1.0 million for the 12 months ended December 31, 2005. In an effort to support and expand the development of both our medical device and sensor products, we incurred approximately $531,000 in professional fees for the 12 months ended December 31, 2006 compared to approximately $295,000 for the same period in 2005. This represents an increase of approximately $235,000 or 80%. In addition, due to the technical nature of both the medical device and sensor components, for the 12 month-period ended December 31, 2006 we incurred approximately $264,000 in developmental wafer costs as well as developmental costs associated with our micro needle project. This represents an increase of approximately $207,000 or 366% for the same period in 2005. Of this amount we expensed approximately $146,000 in wafers related to our sensor business. We will continue to invest in the development of our medical and sensor products. During the fourth quarter of 2006 we completed most of the construction of our formulation and analytical laboratory at our Norwood headquarters to support our medical product research and development activities. The installation of the laboratory was completed in January 2007. Our investment in laboratory equipment and the associated renovation of our facility are estimated to be $210,000. We expect that this new capability will allow us to have greater efficiency and productivity as well as better control of expenses. In January 2006, we consolidated our MEMS division to our home office in

Norwood, Massachusetts and closed our Long Island, New York office. We anticipate that we will continue to commit resources to research and development activities and R&D costs are expected to increase in the future.

Selling, General and Administrative Costs

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and selling of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses had included costs related to the operation of Apogee’s Hong Kong, Taiwan, China and Japan sales offices. Subsequent to the SigmaTel transaction, the Taiwan and China offices were closed. In February 2006 we closed our Hong Kong office and in July 2006 we closed our Japanese office. General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative (“SG & A”) expenses decreased approximately $1.7 million or 41% to approximately $2.3 million for the twelve months ended December 31, 2006, compared to approximately $4.0 million for the 12 months ended December 31, 2005. The decrease in SG&A, described below, was attributable primarily to the closing of the Hong Kong, Japanese and Taiwan offices as well as decreased selling and distribution costs, professional fees, travel and human resource costs partially offset by an increase in human resource costs as a result of our adoption of SFAS 123(R).

Human resource costs decreased by approximately $200,000 or 16% to approximately $1.3 million for the 12 months ended December 31, 2006, compared to approximately $1.5 million for the twelve months ended December 31, 2005. This decrease was partially offset by the inclusion of the stock based compensation expense as a result of our adoption of SFAS 123(R). With our adoption of SFAS 123(R), the human resource expense for the twelve months ended December 31, 2006 was increased by approximately $254,000. This decrease, net of stock based compensation expense, reflects the reduction in staffing and subsequent closing of the Taiwan office in 2005, the Hong Kong office in February 2006 and the Japanese office in July 2006, as a result of the sale of the audio division to SigmaTel, Inc. in October 2005. As of December 31, 2006, Apogee employed a total of 12 employees, all operating out of our Norwood office. As of December 31, 2005 we employed a total of 12 employees, 10 domestically with 1 employee each in our Hong Kong and Japanese offices. However, prior to the sale of the audio business to SigmaTel in October 2005, we had 36 employees.

Professional expenses decreased by approximately $899,000 or 60% to approximately $569,000 for the twelve months ended December 31, 2006, compared to approximately $1.5 million for the twelve months ended December 31, 2005. Of this decrease approximately $471,000 or 52% was the result of decreased legal and accounting fees as a result of becoming compliant with our filings required by the Securities Exchange Act of 1934, as amended, and the completion of the Audit Committee’s investigation and subsequent restatement of Apogee’s financial statements. This decrease was partially offset by an increase in legal fees associated with the indemnification costs, in connection with the civil case in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled Joseph Shamy v. Herbert M. Stein, case No.: 50 2005 CA 007719 XXXXMB, which were approximately $218,000 for the 12 months ended December 31, 2006 compared to approximately $60,000 for the 12 months ended December 31, 2005. See Footnote 12 of the financial statements—Indemnification Arrangements with our Executives. For the 12-month period ended December 31, 2006, we incurred accounting expenses of approximately $82,000, compared to accounting expenses of approximately $424,000 for the prior fiscal year. A decrease in third party marketing consultants and recruiting fees accounted for the remainder of the decrease for the 12 months ended December 31, 2006.

Other expenses contributing to the decrease in SG&A were reduced international travel, closing of our overseas offices as well as reduced commissions and distribution expense. Travel expense decreased by approximately $210,000 or 68% to approximately $68,000 for the 12 months ended December 31, 2006, compared to approximately $278,000 for the prior fiscal year. As a result of the audio division sale of assets to SigmaTel, we closed the Taiwan Office effective as of December 31, 2005, the Hong Kong Office effective as of February 28, 2006 and the Japanese Office effective as of July 21, 2006. Expenses associated with the Hong Kong Office, net of human resources were approximately $14,000 for the 12 months ended December 31, 2006, compared to approximately $130,000 for the 12 months ended December 31 2005. The other major contributor to the decrease in SG&A is the reduction in the distribution and commission expense directly related to the decrease in revenue resulting from the sale of the audio division to SigmaTel. Distribution and commission expense declined by approximately $106,000 or 92% to approximately $9,000 for the twelve months ended December 31, 2006, compared to approximately $115,000 for the 12 months ended December 31, 2005.

Operating expenses are expected to increase in the future due to additional staffing to support our Sensor and Medical Product Groups.

Interest and Other Income (Expense)

Interest income includes income from Apogee’s cash and cash equivalents. During twelve months ended December 31, 2006, we generated interest income of approximately $198,000 compared to interest income of approximately $70,000 the same period in 2005. This increase was primarily due to interest on the net cash received of approximately $5.7 million as a result of the SigmaTel transaction. In addition, we received approximately $800,000 from the SigmaTel earn-out and early release of the escrow.

No interest expense was incurred for the 12 months ended December 31, 2006. For the 12 months ended December 31, 2005, we incurred interest expense of approximately $38,000 as a result of loans by Laurus in August 2005 and loans by Mr. Herbert M. Stein and Mr. David Spiegel in May 2005.

The approximately $23,000 in other expense for the 12 months ended December 31, 2006 resulted from a loss on the disposal of fixed assets and additional expenses in connection with the SigmaTel transaction. No interest expense was incurred in 2006.

Financing Costs

On August 11, 2005, Apogee entered into agreements with Laurus, whereby we received $2.0 million in gross proceeds (with net proceeds of approximately $1.8 million) through the sale of a 120 day secured term note. The note was payable by Apogee in cash during the first 120 days following the issuance of the note, and after the 120 day period it was payable in the amount of $62,500 per month in cash or convertible into the common stock, $0.01 par value per share, of the Company at a fixed conversion price of $1.15 per share. Total expenses incurred in connections with this financing was approximately $424,000 including approximately $107,500 for due diligence and management fees, $100,000 paid to Biscayne Capital Markets, Inc. who served as a finder for this transactions and approximately $100,000 as a premium to Laurus with the remaining $116,500 attributed to legal, escrow and other associated costs. The costs associated with this agreement are expected to drop as a result of the amendment to the warrants on December 5, 2005, which removed the registration rights associated with the securities issued in the financing. On October 5, 2005 proceeds from the SigmaTel transaction were used to repay the approximately $2.0 million owed to Laurus Master Fund, Ltd.

Income Taxes

Apogee incurred no state income taxes for the 12 months ended December 31, 2006 and approximately $20,000 for the 12 months ended December 31, 2005. There was no federal income tax expense for either 2006 or 2005. As of December 31, 2006 and 2005, we had available a federal net operating loss carryforward of approximately $9,796,000 and $8,454,000, respectively and a state net operating loss carryforward of approximately $3,069,500and $4,037,000, respectively. These net operating loss carryforwards will expire at various times between 2007 and 2025.

Liquidity and Capital Resources

Our principal source of liquidity at December 31, 2006, consisted of approximately $3.1 million in cash and cash equivalents with a working capital of approximately $2.4 million. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Substantially all of our cash is held in high quality money market funds comprised of short-term, fixed income securities earning interest at 4.94% at December 31, 2006. This compares to approximately $5.5 million in cash and cash equivalents as of December 31, 2005. In addition, as of December 31, 2006, we had working capital of approximately $2.4 million, compared to a working capital of approximately $5.0 million at December 31, 2005. As of December 31, 2006 and December 31, 2005 we had no debt.

Net cash used in operating activities for the twelve-month period ended December 31, 2006 decreased to approximately $3.0 million compared to approximately $4.9 million in the twelve-month period ended December 31, 2005. The decrease was primarily due to a decrease in the net loss as a result of decreased spending following the SigmaTel transaction and the transfer of the DDX related engineering and sales staff. As of December 31, 2006, reserves for slow moving, excess and obsolete inventory was at 100% of the remaining DDX inventory. This compares to inventory, net of reserves, of approximately $1.3 million as of December 31, 2005. Net accounts receivable was approximately $11,000 at December 31, 2006 down from approximately $153,000 at December 31, 2005. As of December 31, 2006 we had reserves against bad debt of approximately $13,000 compared to a reserve of $145,000 as of December 31, 2005. Given the current accounts receivable we believe that the remaining reserve is sufficient at this time.

Net cash provided by investing activities for the twelve months ended December 31, 2006 was approximately $523,000, compared to net cash provided by investing activities of $8.5 million for the twelve months ended December 31, 2005. On October 5, 2005, Apogee completed a transaction with SigmaTel, whereby certain assets of the Audio division were sold, including the DDX technology and the associated royalties from its license agreement with ST, to SigmaTel for approximately $8.6 million, net of certain transaction costs. Pursuant to the Escrow Agreement dated October 5, 2005 between SigmaTel and Apogee, $420,000 was to be held in escrow for a period of eighteen months for the purpose of compensating purchaser pursuant to the indemnification.

No cash was provided by financing activities for the twelve months ended December 31, 2006 compared to approximately $33,000 provided by financing activities for the twelve months ended December 31, 2005. During the twelve-month period ended December 31, 2005, we received the proceeds from unsecured interest bearing loans in the amounts of $250,000 from David Spiegel, a shareholder and $250,000 from Herbert Stein, Chief Executive Officer and Chairman of the Board. These loans were payable upon demand and were not subject to any premium or penalty for prepayment. The loan interest rate is 6% per annum, payable monthly in arrears on the outstanding balance. On August 11, 2005, the Company entered into agreements with Laurus Master Fund, Ltd., whereby we received $2.0 million in gross proceeds (with net proceeds of approximately $1.8 million) through the sale of a 120 day secured term note. The note was payable by the Company in cash during the first 120 days following the issuance of the note, and after a 120 day period it was payable in the amount of $62,500 per month in cash or convertible into the common stock, $0.01 par value per share, of the Company at a fixed conversion price of $1.15 per share. In connection with the financing, we paid certain costs and expenses of Laurus and issued an immediately exercisable warrant for the purchase of 85,000 shares of common stock at a price of $1.22 per share. The warrant expires seven years after issuance. A finder for the transaction received a fee of 5% of the gross proceeds of the offering, together with a seven year warrant to purchase an aggregate of 8,500 shares of common stock immediately exercisable at a price of $1.22 per share. This offering was conducted as a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. With respect to the transaction with Laurus, the Company entered into an agreement to register the common stock underlying the warrants and the common stock that may be received upon any conversion of the secured term note. On December 5, 2005, the terms of the 85,000 common share warrants with Laurus were amended, whereby the registration rights associated with the warrant were terminated in consideration of a reduced exercise price, from $1.22 to $1.15, and the insertion of a cashless exercise provision. On October 5, 2005 proceeds from the SigmaTel transaction were used to repay the approximately $2.0 million owed to Laurus Master Fund, Ltd. and the $500,000 loans to Mr. Herbert Stein and Mr. David Spiegel, as well as payment of certain expenses related to the transaction. During the 12-month period ended December 31, 2005, we raised $32,500 through the exercise of options by two employees.

We believe that cash flow from operations and the funds received from the audio division sale, as well as amounts that may be raised from time to time in private offerings of our common stock or debt financings will be sufficient to support operations and fund capital equipment requirements at least through December 31, 2007. The Company is currently in the process of securing funding as required by the Plan for Regaining Compliance with Sections 1003 (a) (ii) and 1003 (a) (iii) of the American Stock Exchange Company Guide (the “Plan”) submitted to the American Stock Exchange (“AMEX”) on November 30, 2006 with a revised and more detailed Plan submitted on December 20, 2006 pursuant to notification from AMEX on November 1, 2006 that we were not in compliance with certain of the AMEX’s continued listing standards. Subsequently, on January 12, 2007, Apogee was notified that they had determined that, “in accordance with Section 1009 of the Company Guide, the Company made a reasonable demonstration of its ability to regain compliance with the continued listing standards by the end of the plan period, which we have determined to be no later than November 1, 2007” and that at this time AMEX was prepared to continue the listing of Apogee subject to certain conditions. See Footnote 20 of the financial statements—Notification from the American Stock Exchange.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

As of December 31, 2006, we had stockholders’ equity of approximately $2.9 million, an accumulated deficit of approximately $15.7 million and working capital of approximately $2.4 million. We had a net loss of approximately $3.0 million for the twelve months ended December 31, 2006. In the fiscal year ended December 31, 2005, we recorded an operating loss of approximately $5.5 million with a net profit of approximately $3.0 million from a gain of approximately $8.9 million. We will need to generate revenue to sustain profitability and positive cash flow. Our ability to generate future revenue and sustain profitability depends on a number of factors, many of which are described throughout this risk factor section, including our ability to develop and generate revenues from the sales of our sensor and medical device products, which are at a very early stage of development. We cannot assure you when, if ever, we will generate meaningful revenues from the sales of these products under development. If we are unable to achieve and sustain profitability, the Company’s share price would likely decline.

WE NEED TO RAISE ADDITIONAL CAPITAL IN ORDER TO CONTINUE TO PERFORM RESEARCH AND DEVELOPMENT AND OPERATE OUR BUSINESS, AND SUCH TRANSACTIONS MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

Because we have historically had losses and only a limited amount of cash has been generated from operations, we have funded our operating activities to date primarily from the sale of securities and the sale of certain assets to SigmaTel. In order to continue to fund the development of our business, we will need additional capital, either through the sale of securities or through the sale of assets. We cannot be certain that any such financing or asset sales will be available on acceptable terms, or at all. Moreover, additional financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we sell assets that are currently used in the conduct of our business, those assets would no longer be available to us as a potential source of revenue generation, as was the case with our October 5, 2005 sale of assets. We have reduced, in the short-term, our operating expenses for payroll and related costs, rents and professional fees amongst others, in order to conserve resources for the operation of our business. We believe that our current working capital and amounts that may be raised to support operations will be sufficient to fund our capital and operational requirements at least through December 31, 2007. If we cannot raise sufficient additional capital by that date through means available to us, it would adversely affect our ability to achieve our business objectives and we could be required to further curtail operations.

AS A RESULT OF THE SALE OF OUR AUDIO BUSINESS OUR ABILITY TO ACHIEVE OR SUSTAIN REVENUE GROWTH COULD BE HARMED IF WE ARE UNABLE TO COMPLETE THE DEVELOPMENT OF AND SALE OF OUR MEDICAL AND SENSOR PRODUCTS.

Apogee historically derived revenue from audio IC product sales, royalties pursuant to our license agreement with ST and others and consulting revenues from contracted audio product development. In 2006 we derived the majority of our revenue from our former audio IC business. With the sale of our audio assets to SigmaTel in October 2005, we will no longer be receiving license revenue and future audio IC sales will diminish as we sells off our remaining inventory. In 2006 we recorded $383,000 in revenue from the one-year earn-out with SigmaTel. Since the earn-out period expired on October 5, 2006, no additional earn-out will be realized. Apogee released its first sensor products in December 2005 but only generated nominal revenue in 2006 due to the long qualification process, the time period required by our customers to design in our pressure sensor die products and specific design limitations that limited adoptions of our products. We may not have any revenues if we are unable to find customers and to develop our sensor products. Due to the long time required to develop and approve our medical products, we do not expect to receive income in the near future.

WE MAY NOT BE ABLE TO LICENSE OUR TECHNOLOGY OR OBTAIN DEVELOPMENT PARTNERS, IN WHICH CASE WE WILL BE SIGNIFICANTLY LIMITED IN OUR ABILITY TO GENERATE REVENUE FROM OUR DRUG DELIVERY TECHNOLOGIES

In order to commercialize our drug delivery technologies we intend to pursue licensing, development and partnership agreements with pharmaceutical and medical device companies, as the cost to develop and obtain regulatory approval for drug delivery products is high. If we are unable to complete agreements with potential partners or we are unable to raise sufficient funds to commercialize the products ourselves we may not be able to receive a return on our investment in our drug delivery technologies.

IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

We may not be successful in recruiting and retaining executive officers and other key management and technical personnel. The competition for employees with the necessary high level of technical expertise to design, market and sell our products is intense, particularly in eastern Massachusetts and Asia. As a result of the October 2005 sale of certain assets to SigmaTel, we will need to hire a number of additional technical personnel if we are to sustain the development of new products and our ability to sell those products. Because competition for highly skilled technical personnel is so intense, companies in Apogee’s industry are subject from time to time to complaints brought by competitors alleging interference with contractual relations or wrongful hiring of employees. Such lawsuits may be costly, may divert management attention and resources from the operation of our business, and may therefore adversely affect our financial condition and results of operations. In addition, the loss of the management and technical expertise of our senior management could seriously harm us. Our employees may also be recruited away from us by our competitors. We do not have in place employment contracts for members of our senior management, including the CFO, COO and our Vice President of Research and Development.

FAILURE TO COMPLY WITH LAWS AND GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS.

Some of our activities are regulated by federal and state statutes and government agencies. The expected manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, maybe subject to regulation by one or more federal agencies, including the FDA, the Drug Enforcement Agency, which we refer to as the (“DEA”), the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration, and the Environmental Protection Agency (“EPA”), as well as by foreign governments in countries where we distribute some of our products.

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

WE DO NOT HAVE MANUFACTURING CAPABILITIES, AND AS A RESULT, WE WILL RELY ON OUTSIDE MANUFACTURERS TO PRODUCE OUR PRODUCTS.

We have no manufacturing capabilities to produce our products. Accordingly, we utilize outside manufacturers, assembly and in some cases test companies to produce and qualify our products. There are significant risks associated with our reliance on these manufacturers that can adversely affect our business, operating results and financial condition. These risks include:

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

WE MAY NOT BE ABLE TO OBTAIN FDA OR FOREIGN REGULATORY APPROVAL FOR OUR PRODUCTS IN A TIMELY MANNER, OR AT ALL, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO SELL AND MARKET OUR MEDICAL PRODUCTS.

Drug delivery systems that we may develop in the future cannot be sold in the United States until the FDA approves such products for medical use. Similar foreign regulatory approvals will be needed in order to sell any drug delivery system outside of the U.S. We may not or any of our potential partners may not be able to obtain FDA or foreign regulatory approval for products incorporating our technologies, in a timely manner, or at all. Delays in obtaining FDA or foreign approvals could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other drug delivery companies. If we do not obtain such approvals at all, our revenues may be insufficient to support continuing operations.

OUR ABILITY TO ACHIEVE REVENUE GROWTH WILL BE HARMED IF WE ARE UNABLE TO MARKET OUR PRODUCTS.

We face challenges in persuading manufacturers and customers to adopt our products based upon new MEMS and nanotechnologies. In order to adopt our products, customers and their development staff must understand and accept our new technology. In addition, our products may be more expensive or difficult to use for some applications than products based on traditional technologies. For these reasons, prospective customers may be reluctant to adopt our products.

COMPETITION IN THE SENSOR AND MEDICAL DEVICE INDUSTRIES COULD PREVENT US FROM ACHIEVING PROFITABILITY.

The medical and sensor device industries are highly competitive, and we expect the intensity of the competition to increase. Many of our competitors have greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, our competitors may offer broader product lines and have greater name recognition than we do, and may offer discounts as a competitive tactic, forcing intense pricing pressure on our products. In addition, several development stage companies are currently creating or developing technologies and products that compete with or are being designed to compete with our technologies and products. Our competitors may develop or market technologies or products that are more effective or more commercially attractive than our current or future products, or that may render our technologies or products less competitive or obsolete. Accordingly, if competitors introduce superior technologies or products and we cannot make enhancements to our technologies and products necessary for them to remain competitive, our  competitive position, and in turn, our business, revenues and financial condition, will be seriously harmed.

OUR COMPLIANCE WITH THE SARBANES-OXLEY ACT AND SEC RULES CONCERNING INTERNAL CONTROLS MAY BE TIME-CONSUMING, DIFFICULT AND COSTLY FOR US.

We expect that it will be time-consuming and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

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

RISKS RELATED TO OUR COMMON STOCK

WE DO NOT CURRENTLY MEET THE LISTING REQUIREMENTS OF THE AMERICAN STOCK EXCHANGE (THE “AMEX”), AND IF WE CONTINUE TO FAIL TO MEET SUCH REQUIREMENTS, WE MAY BE DELISTED FROM THE AMEX.

Our common stock is quoted on the AMEX. In order to continue to be included in the AMEX, we must meet the AMEX maintenance criteria. As Apogee’s shareholders’ equity was approximately $3.97 million as of June 30, 2006 and $2.86 million as of this report, the Company is not in compliance with Section 1003 (a) (ii) of the Company Guide as it has shareholders’ equity of less than $4 million and losses from continuing operations and/or net losses in three out of its four most recent fiscal years. Apogee is also not in compliance with Section 1003 (a) (iii) of the Company Guide as it has shareholders’ equity of less than $6 million and losses from continuing operations in its five most recent fiscal years.

According to the AMEX notice, Apogee submitted a plan prior to December 1, 2006 and a subsequent revision on December 20, 2006, advising of the action it has taken, or will take, to bring Apogee into compliance with Sections 1003(a) (ii) and 1003(a) (iii) of the Company Guide within a maximum of 12 months.   Although the Plan was accepted by AMEX on January 12, 2007, and although the Company is permitted to continue its listing during the plan period, the Company will be subject to periodic review to determine whether Apogee is making progress consistent with the plan. There can be no assurance that Apogee will be able to meet all of the criteria outlined in the Plan.  See Footnote 20 of the financial statements - Notification from the American Stock Exchange.

If our common stock were delisted, we would trade on the Over the Counter Bulletin Board or the Pink Sheets, LLC, which may have significantly less liquidity than the AMEX. In order to have our common stock relisted on the AMEX, we would be required to meet the criteria for initial listing, which are more stringent than the maintenance criteria. Accordingly, we cannot assure that if we were delisted, we would be able to have our common stock relisted on the AMEX, and most likely our common stock would be quoted on the Over the Counter Bulletin Board. In addition, if our common stock were delisted from the AMEX, it might become more difficult for us to raise additional capital and accomplish our business objectives through the sale of our common stock or securities convertible into our common stock, due to increased costs and potential diminished liquidity in the market for our common stock.

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

NEITHER OUR DISCLOSURE CONTROLS AND PROCEDURES NOR OUR INTERNAL CONTROL OVER FINANCIAL REPORTING CAN PREVENT ALL ERRORS OR FRAUD.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting could prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. Furthermore, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that all misstatements due to error or fraud, if any, may occur and not be detected on a timely basis. These inherent limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of errors or mistakes. Our controls and procedures can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments include: cash, cash equivalents, accounts receivable and accounts payable. At December 31, 2006 and December 31, 2005, the carrying value of the Company’s cash, cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

The Company believes that it does not have material foreign currency exchange rate risk since any international sales will be paid in U.S. dollars and material purchases from foreign suppliers are typically also denominated in U.S. dollars.  Additionally, the functional currency of the Company’s foreign sales office is the U.S. dollar.

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

APOGEE TECHNOLOGY, INC.
Index to Financial Statements and Financial Statement Schedules

Financial Statements:

Item 8.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8a.                 CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13d-15 (e) and 15d-15 (e)) as of the end of the period covered by this annual report. Other than the segregation of duties, the Company’s current disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company was made known to them by others, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

(b)          Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8b.                 OTHER INFORMATION

None.

PART III

Item 9.                        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information for this item is incorporated by reference from the Company’s proxy statement for the Annual Meeting of Shareholders which we intend to file within 120 days after the Company’s fiscal year ended December 31, 2006.

Item 10.                 EXECUTIVE COMPENSATION

The information for this item is incorporated by reference from the Company’s proxy statement for the Annual Meeting of Shareholders which we intend to file within 120 days after the Company’s fiscal year ended December 31, 2006.

Item 11.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information for this item is incorporated by reference from the Company’s proxy statement for the Annual Meeting of Shareholders which we intend to file within 120 days after the Company’s fiscal year ended December 31, 2006.

Item 12.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information for this item is incorporated by reference from the Company’s proxy statement for the Annual Meeting of Shareholders which we intend to file within 120 days after the Company’s fiscal year ended December 31, 2006.

Item 13.                 EXHIBITS

None

Item 13(a)	The following documents are filed as part of this annual report on Form 10 KSB
Item 13(a)(1) and (2)

See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10 KSB. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

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

10.15

Settlement Agreement between Apogee Technology, Inc. and National Hybrid, Inc., dated December 31, 2005 and incorporated herein by reference from Exhibit 10.15 to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 001-10456).

10.16*

Transfer Employment and Royalty Agreement, dated May 11, 2004 and incorporated herein by reference from Exhibit 10.16 to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 001-10456)

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

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information for this item is incorporated by reference from the Company’s proxy statement for the Annual Meeting of Shareholders which we intend to file within 120 days after the Company’s fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

By:	/s/ HERBERT M. STEIN	Date: March 29, 2007
Herbert M. Stein, President
Chief Executive Officer,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ HERBERT M. STEIN	President, Chief Executive Officer	March 29, 2007
	Herbert M. Stein	and Chairman of the Board

By:	/s/ PAUL J. MURPHY	Chief Financial Officer	March 29, 2007
	Paul J. Murphy	Vice President of Finance
and Treasurer

By:	/s/ CRAIG A. DUBITSKY	Director	March 29, 2007
Craig A. Dubitsky

By:	/s/ ARTHUR S. REYNOLDS	Director	March 29, 2007
Arthur S. Reynolds

By:	/s/ SHERYL B. STEIN	Director	March 29, 2007
Sheryl B. Stein

By:	/s/ ALAN W. TUCK	Director	March 29, 2007
Alan W. Tuck

ANNUAL REPORT ON FORM 10-KSB

LIST OF FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2006

APOGEE TECHNOLOGY, INC.

NORWOOD, MASSACHUSETTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Apogee Technology, Inc.

We have audited the accompanying consolidated balance sheets of Apogee Technology, Inc. and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apogee Technology, Inc. and Subsidiary as of December 31, 2006 and 2005 and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MILLER WACHMAN LLP

Boston, Massachusetts
March 22, 2007

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$3,051,420	$5,512,974
Accounts receivable, net of allowance for doubtful accounts of $13,245 and $145,000, in 2006 and 2005 respectively	11,196	152,837
Inventories, net	—	1,327,964
Prepaid expenses and other current assets	69,465	123,462
Total current assets	3,132,081	7,117,237
Property and equipment, net	117,217	39,932
Other assets
Escrow account	—	409,480
Patents	208,703	149,536
Exclusive licensing, net	22,574	—
Construction in progress	90,642	—
	$3,571,217	$7,716,185
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$710,187	$766,930
Deferred distributor revenue	—	1,337,022
Deferred contract revenue	—	72,686
Total current liabilities	710,187	2,176,638
Commitments and Contingencies	—	—
Stockholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized, 11,968,332 shares issued and outstanding at December 31, 2006 and December 31, 2005	119,683	119,683
Additional paid-in capital	18,396,909	18,104,423
Accumulated deficit	(15,655,562)	(12,684,559)
Total stockholders’ equity	2,861,030	5,539,547
	$3,571,217	$7,716,185

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005
Revenues
Product sales	$1,883,544	$4,502,333
Royalties	1,250	480,468
Consulting	—	190,000
	1,884,784	5,172,801
Costs and expenses
Product sales	1,351,309	3,966,265
Research and development	1,724,255	2,709,487
Selling, general and administrative	2,349,465	4,014,571
	5,425,029	10,690,323
Operating loss	(3,540,245)	(5,517,522)
Other income (expense)
Gain on sale and earn-out—SigmaTel	395,698	8,862,073
Laurus financing costs	—	(424,000)
Interest/other income	198,275	70,187
Interest expense	—	(38,352)
Other expense	(24,731)	—
	569,242	8,469,908
Net income (loss)	(2,971,003)	2,952,387
Basic income (loss) per common share	$(0.25)	$0.25
Diluted income (loss) per common share	$(0.25)	$0.24
Weighted average common shares outstanding—basic	11,968,332	11,869,026
Weighted average common shares outstanding—diluted	11,968,332	12,132,394

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional
			Paid-in	Accumulated
	Shares	Common Stock	Capital	Deficit	Total
Balance January 1, 2005	11,838,332	$118,383	$18,073,223	$(15,636,946)	$2,554,660
Net Profit	—	—	—	2,952,387	2,952,387
Issuance of stock	130,000	1,300	31,200	—	32,500
Balance at December 31, 2005	11,986,332	$119,683	$18,104,423	$(12,684,559)	$5,539,547
Net Loss	—	—	—	(2,971,003)	(2,971,003)
Stock based compensation for employees and directors	—	—	292,486	—	292,486
Balance at December 31, 2006	11,968,332	$119,683	$18,396,909	$(15,655,562)	$2,861,030

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005
Cash flows from operations
Net income (loss)	$(2,971,003)	$2,952,387
Adjustments to reconcile net loss to net cash used in operations
Provision for doubtful accounts	(131,755)	40,000
Provision for slow moving, excess and obsolete inventory	(99,226)	735,538
Depreciation and amortization	19,564	70,053
Gain on sale and earn-out—SigmaTel	(395,698)	(8,862,073)
Stock compensation expense for employees and directors	292,486	—
Disposal of property and equipment	13,201	—
Changes in operating assets and liabilities:
Accounts receivable	273,396	340,276
Inventories	1,427,190	661,806
Prepaid expenses and other current assets	53,997	123,142
Accounts payable and accrued expenses	(56,743)	(340,181)
Deferred distributor revenue	(1,337,022)	(618,541)
Deferred contract revenue	(72,686)	(23,102)
Net cash used in operating activities	(2,984,299)	(4,920,695)
Cash flows from investing activities
Purchases of property and equipment	(109,068)	(67,030)
Patent costs	(59,169)	(55,885)
Proceeds from SigmaTel, net	805,179	8,637,201
License fee and construction in progress	(114,197)	—
Net cash provided by investing activities	522,745	8,514,286
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance expenses	—	32,500
Proceeds from Laurus note	—	2,000,000
Repayment of Laurus note	—	(2,000,000)
Proceeds from officer and shareholder notes	—	500,000
Repayment of officer and shareholder notes	—	(500,000)
Net cash provided by financing activities	—	32,500
Increase (decrease) in cash and cash equivalents	(2,461,554)	3,626,091
Cash and cash equivalents—beginning	5,512,974	1,886,883
Cash and cash equivalents—ending	$3,051,420	$5,512,974

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

1.        The Company and Basis of Presentation

The Company

Apogee Technology, Inc. and Subsidiary (the “Company” or “Apogee”, “we”, “us”, or “our”) designs, develops and commercializes advanced intradermal and dermal drug delivery and sensor solutions based upon its proprietary Micro Electromechanical Systems (“MEMS”), nano fabrication and drug delivery technologies. Our Medical Products Group is developing advanced intradermal drug delivery systems to meet the needs of patients, health insurers, companies’ developing pharmaceuticals, as well as, governments and international health organizations. We are in preclinical development of our PyraDerm™ intradermal drug system, which we believe has significant advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and other active ingredients. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and are planning to start in vivo testing in the near future, subject to regulatory approval. We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support its commercialization. Our business strategy includes: (i) the licensing or selling of our technologies to pharmaceutical or medical device companies, (ii) establish partnerships with pharmaceutical and device companies to commercialize our products and; (iii) develop, have made and market our own medical products. Our Sensor Products Group is focused on the design, development and marketing of proprietary MEMS/Nanotechnology based sensors for the medical, automotive, industrial and consumer markets. In December 2005, we introduced our first sensor products, a family of miniature pressure sensor die, trademarked under the Sensilica® brand name. These devices are produced using a novel manufacturing technology that we believe reduces size and cost while improving reliability as compared to alternative MEMS sensor solutions. We intend to sell these sensor devices as stand-alone die to sensor integrators and as packaged solutions directly and through independent representatives and distributors. We have begun the sales cycle by providing customer samples of our sensor die and packaged products and by shipping small quantities of production sensor die.

From 1981 until 1995, Apogee Acoustics Incorporated (“Acoustics”) engineered, manufactured, and marketed high quality, high-end patented ribbon loudspeaker systems for use in home audio and video entertainment systems. In 1987 Apogee Technology, Inc. was organized as a Delaware corporation and operated through its wholly owned subsidiary, Acoustics. We discontinued our loudspeaker business in 1994 and utilized our audio experience on the development of the worlds’ first all-digital, high efficiency audio amplifier ICs, which we trademarked as Direct Digital Amplification or DDX®. We transitioned our business to take advantage of the patent we received in 1991 for related technology and to pursue the market opportunity created by the industry adoption of digital audio transmission, recording and playback. In 1999, we released our first IC products in 1999, and subsequently released a total of over 25 IC products. In addition to our IC product sales, we also licensed DDX technology to several IC companies, including STMicroelectronics NV (“ST”), one of the world’s largest semiconductor companies. Under this licensing agreement with ST, Apogee developed and provided intellectual property to be used in royalty bearing products produced by ST.

In May 2004, in order to expand our technology base and to further diversify our product and market opportunities, we acquired a portfolio of MEMS and nanotechnology intellectual property, trade secrets and know-how developed by Standard MEMS, Inc. MEMS are devices produced using high volume IC manufacturing techniques that include both electrical circuits and microscopic mechanical systems.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006 AND 2005

1.        The Company and Basis of Presentation (Continued)

Concurrently, we hired employees from the former Standard MEMS, Inc. and established a MEMS Division that we have subsequently consolidated into our Norwood headquarters. Since this acquisition, we have been using this acquired know-how plus additional technologies to develop MEMS and nanotechnology based medical and sensor.

October 5, 2005, we completed a transaction with SigmaTel, Inc. (“SigmaTel”) whereby we sold certain assets of our audio division, including the DDX technology and the associated royalties from our license agreement with ST, for approximately $9.4 million plus a one-year potential earn-out, which we earned approximately $383,000, out of a potential of $4.5 million. As the earn-out period has expired we are not entitled to additional payments. As part of the transition, a significant portion of Apogee’s engineering and marketing staff related to the audio division left the Company after they were offered positions at SigmaTel. By the terms of a non-compete with SigmaTel, signed in connection with our sale of assets to them, we can no longer compete in the Class D audio/amplifier business for a period of two years. We reorganized the Company’s remaining MEMS division into two business groups, the Medical Products Group and the Sensor Products Group. We also closed our sales offices in China, Japan, Taiwan and Hong Kong and terminated our agreements with our independent sales representatives and distributors that supported our audio IC business.  As of December 31, 2006, we are carrying inventory with an original cost of approximately $1.8 million and a net value of zero, after reserves for slow moving, excess and obsolete inventory. This inventory is available for sale.

In 2006, the majority of our revenue was derived from the sale of the remaining DDX IC inventory primarily as a result of the recognition of all the deferred distributor revenue. We expect that future revenue will initially be the result of sensor sales and potential licensing and development revenues resulting from the grant of rights to our intellectual property. We will need to secure additional funding to support operations. We plan to add direct sales staff, independent sales representatives and distributors to support our medical and sensor products. We outsource the manufacturing, assembly and certain testing of our medical and sensor products.

Basis of Presentation

Consolidated Financial Statements

The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. All significant intercompany transactions and accounts have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have incurred continuing losses and negative cash flows from operations. Net losses were approximately $3.0 million and negative cash flows from operations were approximately $3.0 million for the twelve months ended December 31, 2006. This raises substantial doubt about the Company’s ability to continue as a going concern.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006 AND 2005

1.        The Company and Basis of Presentation (Continued)

The Company sold certain tangible and intangible assets associated with its audio business in 2005 and has approximately $3.1 million of cash at December 31, 2006. The Company has reduced, in the short-term, its operating expenses for payroll and related costs, rents and third party consulting fees. The Company believes that its current working capital and amounts that may be raised to support operations will be sufficient to fund its capital and operational requirements at least through December 31, 2007. The Company is currently in the process of securing funding as required by the Plan for Regaining Compliance with Sections 1003 (a) (ii) and 1003 (a) (iii) of the American Stock Exchange Company Guide (the “Plan”) submitted to the American Stock Exchange (“AMEX”) on November 30, 2006 with a revised and more detailed Plan submitted on December 20, 2006 pursuant to notification from AMEX on November 1, 2006 that we were not in compliance with certain of the AMEX’s continued listing standards. Subsequently, on January 12, 2007, Apogee was notified that they had determined that, “in accordance with Section 1009 of the Company Guide, the Company made a reasonable demonstration of its ability to regain compliance with the continued listing standards by the end of the plan period, which we have determined to be no later than November 1, 2007” and that at this time AMEX was prepared to continue the listing of Apogee subject to certain conditions. See Footnote 20—Notification from the American Stock Exchange.

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

Liquidity

On October 5, 2005, the Company received approximately $8.6 million, net of expenses, from the SigmaTel Transaction. On November 30, 2006, the Company received approximately $383,000, as payment in full, pursuant to the earn-out provision of the SigmaTel Transaction. In addition, pursuant to the related Escrow Agreement dated October 5, 2005 between SigmaTel and Apogee, $420,000 was to be held in escrow for a period of eighteen months for the purpose of compensating purchaser pursuant to the indemnification. SigmaTel released the $420,000 principal held in escrow as well as all accrued interest on December 29, 2006.

In May 2005, the Company received proceeds from unsecured interest-bearing loans in the amounts of $250,000 from David Spiegel, a shareholder and $250,000 from Herbert Stein, Chief Executive Officer and Chairman of the Board. These loans were payable upon demand and were not subject to any premium or penalty for prepayment. The loan interest rate was 6% per annum, payable monthly in arrears on the

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006 AND 2005

1.        The Company and Basis of Presentation (Continued)

outstanding balance.  On October 20, 2005 proceeds from the SigmaTel transaction were used to repay the $500,000 principal as well as all accrued interest.

On August 11, 2005, the Company entered into agreements with Laurus Master Fund, Ltd. (“Laurus”), whereby the Company received $2.0 million in gross proceeds (with net proceeds of approximately $1.8 million) through the sale of a 120 day secured term note. In accordance with the terms of the note, the note was payable by the Company in cash during the first 120 days following the issuance of the note, and after the 120 day period it was payable in the amount of $62,500 per month in cash or convertible into the common stock, $0.01 par value per share, of the Company at a fixed conversion price of $1.15 per share. On October 5, 2005 proceeds from the SigmaTel transaction were used to repay the approximately $2.0 million owed to Laurus Master Fund, Ltd.  The related warrant provides for the purchase of 85,000 shares of common stock at a price of $1.15 per share. The warrant expires seven years after issuance. A finder for the transaction received a fee of 5% of the gross proceeds, together with a seven year warrant to purchase an aggregate of 8,500 shares of common stock immediately exercisable at a price of $1.22 per share. This offering was conducted as a private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006 AND 2005

2.       Summary of Significant Accounting Policies (Continued)

The Company records royalty revenue when earned in accordance with the underlying agreement. Royalties are based upon sales of products commercialized from the Company’s licensed technology. Consulting revenue is recognized as services are performed in accordance with the terms of the underlying agreements.

Loss Per Share

Basic net income (loss) per share is computed by dividing the net profit or loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net loss per share excluded potential common stock if the effect is anti-dilutive. Potential common stock consists of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.

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

For the fiscal year ended December 31, 2006 the Company increased its reserve for slow moving, excess and obsolete inventory to 100% of current Apogee held inventory levels. The inventory as of December 31, 2006 entirely consisting of Apogee held inventory was approximately $1.8 million before the allowance for slow moving, excess and obsolete inventory. This compares to inventory at December 31, 2005, net of reserves, of approximately $1.3 million consisting of $719,000 held at distributors with the remaining $609,000 held at Apogee.

Inventories purchase commitment losses

The Company accrues for estimated losses on non-cancelable purchase orders, which may occur if the future sales price declines below the committed purchase price. There are no outstanding significant purchase commitments of product inventory and therefore no provision was required at December, 31, 2006.

Property and Equipment

Major replacements and betterments of equipment are capitalized. Cost of normal maintenance and repairs is charged to expense as incurred. Depreciation is provided over the estimated useful lives of the

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006 AND 2005

2.        Summary of Significant Accounting Policies (Continued)

assets using accelerated methods. Leasehold improvements are amortized over either the term of lease or the estimated useful life of the improvement.

Construction in Progress

Construction in progress consists of costs related to the renovations and construction of a laboratory to be used for the development of medical device products. The total cost of this construction is not expected to exceed $100,000.

Patents

Costs incurred to register and obtain patents are capitalized and amortized on a straight-line basis over five years, their estimated useful lives. During the fiscal year ended December 31, 2006, the Company submitted five U. S. patent applications.

Exclusive License Fee

The Company is capitalizing license fees paid to third parties for costs associated with the exclusive rights to their patents. The Company is amortizing these fees over a period of four years.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Substantially all of the Company’s cash is held in high quality money market funds comprised of short-term, fixed income securities earning interest at a thirty-day yield of at December 31, 2006 of 4.94%.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006 AND 2005

2.        Summary of Significant Accounting Policies (Continued)

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

Stock Based Compensation

The Company has a stock-based compensation plan, the 1997 Employee, Director and Consultant Stock Option Plan (“Plan”), which is described below. Prior to fiscal 2006, the Company accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Compensation costs related to stock options granted at fair value under the Plan were not recognized in the consolidated statements of income.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006 AND 2005

2.        Summary of Significant Accounting Policies (Continued)

beginning after December 15, 2006. We do not expect the interpretation will have a material impact on our results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. Our adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial position or results of operations.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006 AND 2005

2. Summary of Significant Accounting Policies (Continued)

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the company’s fiscal year end. SFAS 158 is effective for the Company as of December 31, 2006, except for the measurement date provisions, which are effective December 31, 2008. Because we do not have a defined benefit pension plan or other qualifying post retirement plan, our adoption of SFAS No. 158 is not expected to have a material effect on our consolidated financial position or results of operations.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the Company as of December 31, 2006. Our adoption of SAB No. 108 is not expected to have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and liabilities. The Company is currently evaluating the impact of SFAS 159 to determine the effect, if any; it will have on the consolidated financial position and results of operations. The Company is required to adopt SFAS 159 as of January 1, 2008.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. See Footnote 15—Income Taxes and Tax Loss Carryforwards.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006 AND 2005

3. Accounts Receivable

Accounts Receivable at December 31, 2006 and December 31, 2005 are comprised of the following:

	December 31, 2006	December 31, 2005
Distributor	$11,162	$190,202
Direct customers	13,279	107,635
	$24,441	$297,837
Less allowance for doubtful accounts	(13,245)	(145,000)
Net accounts receivable	$11,196	$152,837

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows:

	December 31, 2006	December 31, 2005
Raw materials	$—	$—
Finished goods held by Apogee	1,814,028	2,297,795
Finished goods held by distributors	—	943,423
	$1,814,028	$3,241,218
Less allowance for slow moving, excess and obsolete inventory	(1,814,028)	(1,913,254)
Inventory—net	$—	$1,327,964

5. Property and Equipment

Property and equipment at December 31, 2006 and December 31, 2005 are comprised of the following:

	December 31, 2006	December 31, 2005
Equipment	$136,761	$48,091
Software	32,943	32,943
Furniture and fixtures	22,047	22,515
Leasehold improvements	22,954	22,954
	$214,715	$126,503
Less accumulated depreciation	(97,488)	(86,570)
	$117,217	$39,933

Depreciation expense was $18,583 and $54,849 for the years ended December 31, 2006 and 2005, respectively.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006 AND 2005

5. Property and Equipment (Continued)

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives
Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

6. Accrued Expenses

	December 31, 2006	December 31, 2005
Accrued audit expenses	$60,000	$69,000
Accrued legal expenses	25,000	86,000
Accrued taxes	—	20,000
Other accrued expenses	64,000	39,000
	$149,000	$214,000

7. Deferred Contract Revenue

During September 2004, the Company entered into a funding agreement with United Binational Industrial Research and Development (“BIRD”) Foundation of Israel. This agreement was to provide funds to the Company for industrial research and development activities. The Company has recorded $101,379 in deferred contract revenue and for the twelve months ended December 31, 2004 recorded $23,101 as an offset to research and development expenses. There was no revenue recorded under this agreement for the fiscal year ended December 31, 2005 or the six months ended June 30, 2006. On July 27, 2006 Apogee refunded approximately $63,000 thus satisfying its obligation in full to the Bird Foundation under the Agreement. The remaining $10,000 in deferred contract revenue was applied against Research and Development expense. Following a BIRD Foundation audit of the project, Apogee was refunded approximately $3,600 on December 18, 2006.

8. Stockholders’ Equity

Stock Options

The Company did not issue any common stock during the fiscal year ended December 31, 2006. During the fiscal year ended December 31, 2005 the Company issued 130,000 shares of common stock for options exercised by two former employees at an exercise price of $0.25 per share. Proceeds from the exercise of options these options was $32,500.

On December 21, 2005, the Board of Directors of Apogee Technology, Inc. announced that as of December 22, 2005, it had accelerated the vesting of certain unvested stock options previously awarded to employees and non-employee members of the Board of Directors under the Apogee’s 1997 Employee, Director and Consultant Stock Option Plan. This vesting provision for options covered approximately 880,000 underlying shares of common stock has been accelerated. Approximately 665,000 of the underlying

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006 AND 2005

8. Stockholders’ Equity (Continued)

shares, of the total accelerated, belong to executive officers and non-employee members of the Board of Directors. The Board only accelerated the vesting of options having exercise prices in excess of $2.00 per share and did not accelerate the vesting of any options with exercise prices below $2.00 per share.

Other

On August 11, 2005, the Company, in connection with a financing, issued an immediately exercisable warrant with terms restricting exercise. The warrant provides for the purchase of 85,000 shares of common stock at a price of $1.15 per share. The warrant expires seven years after issuance. A finder for the transaction was also issued a seven year warrant to purchase an aggregate of 8,500 shares of common stock immediately exercisable at a price of $1.22 per share.

9. Related Party Transactions

The Company rents its facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, the Company is renting the facility on a month-to-month basis. Rent paid to this stockholder aggregated $52,800 per year for 2006 and 2005.

In addition, see Footnote 12—Indemnification Agreements with our Executives.

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

11. Concentrations

During the year ended December 31, 2006, the Company derived approximately 80% of both product and total revenue as a result of sell through by five distributors.

During the year ended December 31, 2005, the Company derived approximately 11% of product revenue from one end user and 46% of product revenue as a result of sell through by two distributors.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006 AND 2005

11. Concentrations (Continued)

During the year ended December 31, 2005, the Company derived approximately 40% of total revenue as a result of sell through by two distributors.

During the year ended December 31, 2006, the Company derived approximately 88% of both product and total revenue from distributors located in Asia.

During the twelve months ended December 31, 2005, the Company derived approximately 79% of its total revenue and 90% of product revenue from end users or distributors located in Asia.

Two of the Company’s major customers accounted for approximately 50% of the total accounts receivable balance at December 31, 2006.

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

12. Indemnification Arrangements with our Executives

The Company has been assuming and will continue to assume the legal costs and related expenses of Herbert M. Stein, in connection with the civil case in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled Joseph Shamy v. Herbert M. Stein, case No.: 50 2005 CA 007719 XXXXMB. To date we have incurred approximately $278,000 toward this indemnification.

13. Income (Loss) Per Common Share

Basic earning per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The diluted income per common share includes the potential impact of dilutive securities, including options and warrants. The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares by the Company at the average market price for the period. The calculation of diluted not loss per share excludes potential common stock if the effect is anti-dilutive. The weighted average number of shares of common stock outstanding used to compute basic income (loss) per share for 2006 and 2005 amounted to 11,968,332 and 11,869,026, respectively. The weighted average number of shares of common stock outstanding and common stock equivalents used to compute fully diluted income per share for 2005 amounted to 12,132,294.

14. Employee Retirement 401(k) Plan

The Company sponsors a 401(k) retirement plan for the benefit of its employees. The plan imposes no contribution requirement or liability upon the Company. Plan participation is voluntary and unconditional to all employees over 18 and plan contributions are discretionary to the limits allowed by the Internal Revenue Code and are immediately 100% vested. There were no employer contributions during 2006 or 2005.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006 AND 2005

15. Income Taxes and Tax Loss Carryforwards

For the Fiscal year ended December 31, 2005, the Company had not provided a tax provision since it would have been offset by utilization of the Company’s Net Operating Loss (NOL) carry forwards. The table below reflects the Company’s estimated tax provisions:

Estimated Tax Provision

	Year Ended December 31,
	2006	2005
Federal	$(1,000,000)	$909,600
State	(300,000)	303,200
	(1,300,000)	1,212,800
Less Allowance	1,300,000	—
	$—	$1,212,800

The table below reflects the FY 2005 estimated utilization of the NOL:

Estimated Tax Provision

	Year Ended December 31,
	2006	2005
Federal	$—	$(909,600)
State	—	(283,500)
	$—	$(1,193,100)

Company has available for Federal and state income tax purposes, net operating loss carryforwards of approximately $9,796,600 and $3,069,500 as of December 31, 2006, expiring from 2007 through 2025.

The tax benefit of the NOL carryforward is approximately $3,500,000 and is fully reserved due to the uncertainty of realization.

Significant changes in ownership of the Company may substantially reduce the available carryforwards.

16.  Supplemental Cash Flow Information

No interest was paid during 2006. For the fiscal year ended December 31 2005 the company paid approximately $38,000 in interest expense. Additionally, the Company paid state income taxes of approximately $20,000 in 2006.

17.  Stock Based Compensation

Included in the Company’s net loss for the year ended December 31, 2006 was a compensation charge of approximately $292,000 due to the adoption of SFAS 123(R). In addition, the basic and diluted loss per share was approximately $.02 higher for the year ended December 31, 2006 due to the adoption of SFAS 123(R).

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006 AND 2005

17.  Stock Based Compensation (Continued)

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

The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, and thus has assumed a 0% dividend yield; expected term of 7.5 years, expected volatility of approximately 85% and a risk free interest rate of 4.83%.

As part of the requirements of SFAS 123(R), the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

A summary of the Company’s stock compensation activity with respect to the twelve months ended December 31, 2006 follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2005	2,495,060	$5.4939	—
Granted	714,500	0.9259	—
Exercised	—	—	—
Cancelled or expired	(310,460)	(3.0248)
Outstanding at December 31, 2006	2,899,100	$4.6512	6.4563
Vested at December 31, 2006	2,509,900	$5.2150	6.0246
Exercisable at December 31, 2006	2,509,900	$5.2150	6.0246

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006 AND 2005

17.  Stock Based Compensation (Continued)

The following table summarizes information about options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.25 - 1.69	975,900	7.4965	$0.9528	586,700	$0.9112
$2.71 - 6.590	1,299,200	5.2613	$5.4017	1,299,200	$5.4017
$8.45 - 12.15	624,000	7.3175	$8.8728	624,000	$8.8728
Total at December 31, 2006	2,899,100	6.4563	$4.6512	2,509,900	$5.2150

During the twelve months ended December 31, 2006, the Company granted options to purchase 714,500 shares of its common stock at a weighted average fair market value of $0.7231. No options were exercised during the fiscal year ended December 31, 2006. In addition, during the twelve months ended December 31, 2006, options to purchase 345,300 shares of Apogee common stock vested. The weighted average fair value of these options was $0.7905. Total stock-based compensation expense for the fiscal year ended December 31, 2006 was approximately $292,000. Had we implemented SFAS 123(R) during the fiscal year ended December 31, 2005, our stock-based compensation expense for such period would have been approximately $3.9 million.

18. Commitments and Contingencies

Leases

The Company did not have any operating leases as of December 31, 2006.

Employment Contract

On June 7, 2004, the Company entered into a three-year employment contract with its chief executive officer and president whereby he will receive an annual salary of $295,000. This employment contract automatically renews for successive periods of two years unless either party notifies the other of its intension not to renew. The Company’s board of directors will annually consider granting increases in salary, as well as potential bonuses.

19.  Supplementary Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for the 12 months ended December 31, 2006 and 2005 is as follows: (in thousands, except per share data):

	2006
	1st Qtr.	2nd Qtr	3rd Qtr.	4th Qtr.
Net revenue	$985	$341	$509	$50
Costs and expenses	1,746	1,409	1,592	677
Operating loss	(761)	(1,068)	(1,083)	(628)
Net loss	(729)	(932)	(739)	(571)
Basic and diluted loss per common share	(0.06)	(0.08)	(0.06)	(0.05)

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006 AND 2005

19.  Supplementary Quarterly Financial Information (Unaudited) (Continued)

	2005
	1st Qtr.	2nd Qtr	3rd Qtr.	4th Qtr.
Net revenue	$1,115	$1,315	$1,520	$1,222
Costs and expenses	2,558	2,912	3,066	2,155
Operating loss	(1,443)	(1,597)	(1,546)	(932)
Net profit (loss)	(1,438)	(1,599)	(1,577)	7,566
Basic net profit (loss) per share	(0.12)	(0.14)	(0.13)	0.63
Fully diluted net profit (loss) per share	(0.12)	(0.14)	(0.13)	0.62

20.  Notification from the American Stock Exchange

As reported on Form 8K dated January 12, 2007, Apogee was notified on January 12, 2007, by the American Stock Exchange (“AMEX”) that AMEX has accepted the Company’s plan to regain compliance with AMEX continued listing standards, and that the Company’s listing will be continued pursuant to an extension.

The Company submitted a plan of compliance to AMEX on November 30, 2006, outlining its operational plan and strategic objectives. This plan was prepared in response to a letter received from AMEX on November 1, 2006, indicating that the Company was below certain continued listing standards as a result of shareholders’ equity of less than $4 million and losses from continuing operations and/or net losses in three out of its four most recent fiscal years, as is required in Section 1003 (a) (ii) of the Company Guide; and because the Company was also not in compliance with Section 1003 (a) (iii) of the Company Guide, as it has shareholders’ equity of less than $6 million and losses from continuing operations in its five most recent fiscal years.

The Company will be subject to periodic review by AMEX Staff during the extension period, which ends on November 1, 2007. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the American Stock Exchange.