Form 10KSB/A
period 2006-12-31
APOGEE TECHNOLOGY INC
filed 2007-04-27
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Commission File No: 001-10456

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes ☐    No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A (the “Amended Report”) amends the original Annual Report on Form 10-KSB of Apogee Technology, Inc. for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission, or the SEC, on March 29, 2007 (the “Original Report”), to amend certain information regarding Apogee’s legal proceedings,  add a risk factor regarding litigation in general, make several immaterial amendments for minor typographical and printing errors, and add certain information required by the following items of Form 10-KSB:

Item	Description
ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
ITEM 10.	Executive Compensation.
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
ITEM 12.	Certain Relationships and Related Transactions, and Director Independence.
ITEM 13.	Exhibits.
ITEM 14.	Principal Accountant Fees and Services.

We hereby amend and restate Items 9, 10, 11, 12, 13 and 14 of Part III of our Original Report by deleting the text of such Items 9, 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings in Part III. Other than those items discussed in this EXPLANATORY NOTE, the Amended Report does not affect any other items in our Original Report. As this amendment does not impact our financials, we are only filing as exhibits to this Amended Report updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items newly included or amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report, and we have not updated the financial disclosure or other disclosures contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with our Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

PART I

Item 3.                        LEGAL PROCEEDINGS.

From time to time, Apogee may be a party to various legal proceedings arising in the ordinary course of its business. If and when these proceedings arise, Apogee is committed to vigorously defending itself in any such legal actions.

On March 29, 2007, contemporaneous with the filing of the Original Report, Apogee received a complaint, which had been filed at the Superior Court in Norfolk County, Massachusetts, entitled Michael S. Danielson v. Apogee Technology, Case No. 0700512. A former Apogee employee initiated the complaint alleging, among other things, that Apogee failed to pay certain bonuses and retirement contributions in connection with a compensatory arrangement concerning the development of certain digital amplifier technology. The former employee claims unpaid compensation of approximately $155,000 and the request for relief asks for the amount to be trebled, and include costs and attorneys’ fees. The management of Apogee believes the former employee’s claim to be without merit and the Company will defend itself vigorously against all of the claims asserted in this legal action.

PART II

Item 6.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE COMPANY’S FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THE ORIGINAL REPORT ON FORM 10-KSB. THIS DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL STATEMENTS, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNDERTAINTIES. THE COMPANY’S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE FACTORS DISCUSSED ABOVE IN THE SECTION BELOW ENTITLED “RISK FACTORS” AS WELL AS OTHER FACTORS IN THE ORIGINAL REPORT AND THIS AMENDED REPORT.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

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

RISK FACTORS

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in the Original Report and this Amended Report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

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

WE MAY NOT BE ABLE TO LICENSE OUR TECHNOLOGY OR OBTAIN DEVELOPMENT PARTNERS, IN WHICH CASE WE WILL BE SIGNIFICANTLY LIMITED IN OUR ABILITY TO GENERATE REVENUE FROM OUR DRUG DELIVERY TECHNOLOGIES.

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

AS A RESULT OF OUR NEED TO RAISE ADDITIONAL CAPITAL IN ORDER TO CONTINUE TO PERFORM RESEARCH AND DEVELOPMENT, OPERATE OUR BUSINESS AND DUE TO OUR SMALL SIZE ALL LITIGATION IMPOSES RISK ON US.

Many companies have legal actions that arise in the ordinary course of business, we are no different in this regard. However, given our limited number of personnel, current capitalization and stage of development after the sale of our audio business to SigmaTel, legal actions that occur in the ordinary course of business may be more challenging for us than for other companies. Even if successfully defended, lawsuits may be costly, may divert management attention and resources from the operation of our business, and may therefore adversely affect our financial condition and results of operations. If not successfully defended, any litigation may adversely affect our financial condition and results of operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

PART III

Item 9.                        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The Board of Directors

The Company’s Certificate of Incorporation, as amended, and Restated By-Laws provide for the Company’s business to be managed by or under the direction of the Board of Directors. Under the Company’s Certificate of Incorporation, as amended and Restated Bylaws, the number of directors is fixed from time to time by the Board of Directors. The Board of Directors is currently fixed at a minimum of four (4) and a maximum of nine (9). There are currently five members on the Board of Directors.

Set forth below are the names of the directors as of the date of this report, their ages, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships.

Name	Age	Position with the Company	Term Ending at Annual Meeting
Herbert M. Stein	78	Chairman of the Board, President and Chief Executive Officer	2007
Craig A. Dubitsky(3)	41	Director	2008
Arthur S. Reynolds(1), (2), (3)	63	Director	2009
Sheryl B. Stein	52	Director	2009
Alan W. Tuck(1), (2), (3)	59	Director	2008

(1)          Member of the Audit Committee

(2)          Member of the Compensation Committee

(3)          Member of the Governance and Nominating Committee

Mr. Herbert M. Stein, a Class III director, has served as the Company’s President and Chief Executive Officer since January 2001. Mr. Stein has been a director of the Company since 1996 and has been Chairman of the Board since January 2000. Mr. Stein was Chairman of the Board of Directors of Organogenesis Inc. from 1991 through 1999 and was Chief Executive Officer of Organogenesis from 1987 through 1999.

Mr. Craig A. Dubitsky, a Class I director, has served as a director since June 30, 2004. Mr. Dubitsky is the Founder and Managing Partner of 20-10 LLC, an early stage venture capital and strategic advisory firm. Mr. Dubitsky was Senior Vice President of Venture Development for the Simon Property Group, the largest retail REIT in the United States from October 2000 through March 2002. In addition Mr. Dubitsky was Founder and CEO of BIGMOVE, Inc./Masterkey until it was acquired by Public Storage in 2000 as well as Vice President and LME Specialist at the Salomon Smith Barney division of Citigroup from 1994 through 1999. Mr. Dubitsky currently serves on the Board of Directors of, Sharps USA, LLCOT-Overtime LLC, Digital Advertising Network and Upsource Partners.

Mr. Arthur S. Reynolds, a Class II director, has served as a director since November 2003. Mr. Reynolds is the Founder of Rexon Limited of London and New York where, since 1999, he has served as Managing Director. Mr. Reynolds was Founder, Co-owner and Managing Partner of London-based Value Management & Research (UK) Limited from 1997 to 1999.

In addition, Mr. Reynolds has held executive positions at Merrill Lynch International Bank Limited, Banque de la Societe Financiere Europeene, J.P. Morgan & Company and Mobil Corporation.

Ms. Sheryl B. Stein, a Class II director, has served as a director of the Company since August 2000. Since January 1993, Ms. Stein has been employed at Bedford Group, Inc. where she currently serves as Co-Chief Executive Officer.

Mr. Alan W. Tuck, a Class I director, has served as a director of the Company since 1998. He was Chief Strategic Officer of Organogenesis Inc. from September 1997 to July 2000, and, at various times from August 1996 to June 1998, was Strategic Advisor to Dyax Corp., Executive Vice President and Chief Strategic Officer of Biocode, Inc., and Chief Strategic Officer of ImmuLogic Pharmaceutical Corporation. Mr. Tuck was President and Chief Executive Officer of T Cell Sciences, Inc. from February 1992 to May 1996. He is currently a director of GTC Biotherapeutics, Inc. and a Partner at the Bridgespan Group, a non-profit consulting company.

Executive Officers

The names of, and certain information regarding, executive officers of the Company who are not also directors, are set forth below. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position with the Company
Paul J. Murphy	59	Chief Financial Officer and Vice President of Finance
David B. Meyers	48	Chief Operating Officer
Alexander J. Andrianov	49	Vice President Research and Development

Mr. Paul J. Murphy joined the Company in June 2005 in the role of Chief Financial Officer and Vice President of Finance, including the responsibilities of the Company’s Principal Accounting Officer. Prior to joining the Company, from June 2004 to June 2005, Mr. Murphy was an independent contractor with JH Cohn, LLP, an accounting firm, working on engagements with public companies to design, assess and test controls for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. From March 2002 until June 2004, Mr. Murphy worked as a self-employed consultant for companies on short-term projects of the type ordinarily undertaken by a Chief Financial Officer. From February 1999 through January 2002, Mr. Murphy was the Senior Vice President, Chief Financial Officer and Treasurer of Artel Video Systems, Inc., a video networking technology company. From 1979 through 1999, Mr. Murphy worked as a Chief Financial Officer with four companies, three of which were publicly traded issuers.

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

Mr. Alexander K. Andrianov joined the Company in September 2006. Dr. Andrianov will support the design and development of novel drug coating and encapsulation technologies for the Company’s PyraDerm™ intradermal drug delivery system. Dr. Andrianov brings over 20 years experience in applications of polymers as biomaterials and drug delivery systems. Most recently he was the founder Chief Scientific Officer of Parallel Solutions from 2001 until 2006, where he developed biodegradable polymers for protein delivery and discovered a new class of potent vaccine immunoadjuvants. Prior to starting Parallel, he worked for Physical Science, Inc. as Principal Research Scientist and at Avant Immuonotherapeutics, Inc. as Director of Polymer Synthesis and Formulation. Dr. Andrianov is listed as an inventor on over 35 patents and patent applications and has published numerous technical papers.

Dr. Andrianov received his Ph.D. in Polymer Science from Moscow State University in 1985 and served as a faculty member until 1991. He continued his academic training at the Massachusetts Institute of Technology working with Professor Robert Langer.

Family Relationships

Herbert M. Stein is the father of Sheryl B. Stein. There are no other family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

Involvement in Certain Legal Proceedings

No events have occurred during the past five years that are required to be disclosed pursuant to Item 401(d) of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors and officers, and persons who own more than 10% of the Company’s Common Stock, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock and other equity securities of the Company. Officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on its review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except for a grant on August 17, 2006 that was made to all of our directors and executive officers serving at the time, which was subsequently remedied by a filing for all parties on September 12, 2006.

Code of Ethics

Our Board of Directors has adopted a code of ethics, which applies to all of our directors, officers and employees. Our code of ethics is specifically intended to comply with Item 406 of Regulation S-B. This code of ethics, which is included as part of the Company’s Code of Conduct and Ethics, is posted on the Company’s website at:  http://www.apogeemems.com.

Corporate Governance

Stockholder Communications with the Board

Any Stockholder may contact the Chairman of the Board or other members of the Board of Directors by sending an email to the following address: bod@apogeemems.com. Alternatively, a stockholder can contact the Chairman of the Board or the other members of the Board of Directors by writing to:  Board of Directors, c/o Compliance Officer, Apogee Technology, Inc., 129 Morgan Drive, Norwood, Massachusetts 02062. All communications received either electronically or in writing will be distributed to the Chairman of the Board or the other members of the Board deemed appropriate depending on the facts and circumstances outlined in the communication received.

Director Nominations and Qualifications

The Company’s By-Laws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Company’s Board of Directors at the Annual Meeting of Stockholders.  No recommendations have been received from stockholders requesting that the nominating and corporate governance committee consider a candidate for inclusion as a nominee to be presented at the 2006 Annual Meeting of Stockholders. The nominating and corporate governance committee will consider qualified candidates for director suggested by a stockholder. Stockholders can suggest qualified candidates for director by writing to our corporate secretary at 129 Morgan Drive, Norwood, Massachusetts 02062.

Submissions received that meet the criteria set forth below will be forwarded to the chairman of the nominating and corporate governance committee for further review and consideration. To be timely, a stockholder’s notice pertaining to an annual meeting shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the sixtieth (60th) day nor earlier than the close of business on the ninetieth (90th) day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than thirty (30) days before or more than sixty (60) days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the ninetieth (90th) day prior to such annual meeting and not later than the close of business on the later of the sixtieth (60th) day prior to such annual meeting or the close of business on the tenth (10th) day following the thy on which public announcement of the date of such meeting is first made by the Corporation. A stockholder shall also comply with all applicable requirements of the Securities Exchange Act of 1934, as amended (or any successor provision), and the rules and regulations thereunder with respect to the matters set forth in the by-laws. Nominations not received, in the appropriate manner or during the  time frame discussed above will not be voted on at the Annual Meeting. Even if a nomination is received in the correct manner and during that time frame, the proxies that the Company solicits for the meeting may still exercise discretionary voting authority on the nomination under circumstances consistent with the proxy rules of the Securities and Exchange Commission.

General Information Concerning the Board of Directors and its Committees

During the fiscal year ended December 31, 2006 there were four (4) meetings of the Board of Directors. In addition, from time to time, the members of the Board of Directors acted by unanimous written consent pursuant to Delaware law. The Board of Directors has four standing committees: the audit committee, the compensation committee, the nominating and corporate governance committee, and the executive committee. Each of the directors attended all of the meetings of the Board and Board Committees (of which he or she was a member) held during the last fiscal year with the exception of one director who did not attend one meeting.

Audit Committee.

The Board of Directors has established a separately designated, standing Audit Committee that performs the role described in section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is currently comprised of Messrs. Alan W. Tuck and Arthur S. Reynolds, each of whom is independent in accordance with the applicable rules promulgated by the SEC and The American Stock Exchange Listing Standards. The Audit Committee selects and retains the independent auditors to audit the Company’s financial statements, approves the terms of the engagement of the independent auditor and reviews and approves all fees charged for audits and for any non-audit projects. The Board of Directors has adopted a revised written charter for the Audit Committee, a copy of which is posted on the Company’s website at:  http://www.apogeemems.com.

The Board of Directors has concluded that Mr. Reynolds meets the definition of an Audit Committee Financial Expert as such term is used in the rules and regulations of the SEC. The Audit Committee’s responsibilities also include: overseeing the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of the Company’s independent auditors and other such matters as may be assigned by the Board of Directors. During the fiscal year ended December 31, 2006, the Audit Committee held five (5) meetings.

Compensation Committee.

The Compensation Committee is currently comprised of Messrs. Alan W. Tuck and Arthur S. Reynolds, each of whom qualifies as an independent director under the rules of The American Stock Exchange. The Compensation Committee reviews and determines salaries, equity grants and incentive compensation of the chief executive officer and other executive officers and is responsible for performing the other related responsibilities set forth in its Duties and Responsibilities.

During the fiscal year ended December 31, 2006, the Compensation Committee held one (1) meeting.

Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee is currently comprised of Messrs. Alan W. Tuck and Arthur S. Reynolds, each of whom is independent in accordance with the applicable American Stock Exchange Listing Standards. The Nominating and Corporate Governance Committee selects and recommends individuals to be presented to the shareholders of the Company for election or re-election to the Board or Directors, oversees the evaluation of the Board of Directors and Company management, monitors corporate governance principles, practices and guidelines for the Board of Directors and the Company and is responsible for performing other responsibilities as set forth in its written charter, a copy of which is posted on the Company’s website at:  http://www.apogeemems.com

In evaluating director nominees, the nominating and corporate governance committee considers the following factors:

•       business-related knowledge, skills and experience of the nominee;

•       experience with corporate governance matters and compliance obligations of a public company, including experience with disclosure and accounting rules and practices;

•       integrity of the nominee;

•       mix of talent and experience and diversity of the directors as a group;

•       other professional and business commitments of the nominee, including the number of other boards on which the nominee serves, including public and private boards; and

•       other factors as may be deemed to be in the best interests of the Company and its Stockholders.

The Board of Directors currently does not have a policy regarding attendance by directors at the Company’s annual meeting of Stockholders; however, they are encouraged to attend and it schedules a meeting of the Board of Directors on the same date as the annual stockholders meeting. The following directors of the Company attended the annual stockholders meeting in 2006:  Arthur S. Reynolds, Sheryl B. Stein and Alan W. Tuck.

Item 10.                 EXECUTIVE COMPENSATION.

The table below sets forth information concerning compensation paid to Herbert M. Stein, Paul J. Murphy, David B. Meyers, Alexander K. Andrianov and Nevenka Golubovic-Liakopoulos. As set forth below, our compensation program for our executive officers consists of base salary and discretionary option awards.

SUMMARY COMPENSATION TABLE

Name and Principal Position(1)	Year	Salary ($)		Option Awards ($)(3)	All Other Compensation ($)		Total ($)
Herbert M. Stein President and Chief Executive Officer	2006	$295,000	(2)	$228,360	$278,941	(4)	$801,779
Paul J. Murphy Vice President Finance and Chief Financial Officer	2006	$160,000		$15,403	$0		$175,403
David B. Meyers Chief Operating Officer	2006	$170,000		$3,228	$0		$173,228
Alexander K. Andrianov Vice President Research and Development	2006	$39,917	(5)	$3,744	$0		$43,661
Nevenka Golubovic-Liakopoulos Vice President Medical Products Group(6)	2006	$126,083		$7,986	$5,000		$139,069

(1)          Currently, none of the officers of the Company are under employment contracts with the exception of Mr. Herbert M. Stein.

(2)          Mr. Stein is compensated pursuant to an employment agreement of which the initial term ends on January 1, 2007,the agreement is automatically extended for additional two-year periods unless terminated by Mr. Stein or the Board of Directors no later than 120 days prior to the end of the initial term or any successive term. Mr. Stein is entitled to an annual base salary, effective January 1, 2004, of $295,000 which may be increased at the discretion of the Company’s Board of Directors, and annual bonuses as determined by the Company’s Board of Directors.

(3)          The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) of awards of stock options and thus include amounts from awards granted in and prior to 2006. Assumptions used in this calculation are included in Part II - Item 7, Financial Statements and Supplementary Data of this Annual Report on Form 10-KSB/A and Footnote 2 of the Financial Statements—Summary of Accounting Policies—Stock Based Compensation and Footnote 17 of the Financial Statements—Stock Based Compensation.

(4)          The Company has been assuming and will continue to assume the legal costs and related expenses of Herbert M. Stein, in connection with the civil case in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled Joseph Shamy v. Herbert M. Stein, case No.: 50 2005 CA 007719 XXXXMB. As of December 31, 2006, the Company has incurred $278,419 toward this indemnification.

(5)          Dr. Andrianov joined the Company on September 12, 2006.

(6)          Separated from the Company as of December 20, 2006.

Employment Agreements

In March 2004, the Company entered into an employment agreement with Herbert M. Stein pursuant to which Mr. Stein serves as the Company’s Chief Executive Officer and President, as well as Chairman of the Board of Directors, subject to the rights of the shareholders of the Company to elect the Company’s directors. The employment agreement is for an initial term ending on January 1, 2007 and is to be automatically extended for additional two-year periods unless terminated by either party no later than 120 days prior to the end of the initial term or any successive term. Mr. Stein is entitled to an annual base salary, effective January 1, 2004, of $295,000 which may be increased at the discretion of the Company’s Board of Directors, and annual bonuses as determined by the Company’s Board of Directors. Upon a change of control of the Company, as defined in the agreement, all stock options held by Mr. Stein shall become fully vested. The Company may terminate the employment agreement with or without cause, as defined in the agreement. In the event of Mr. Stein’s death or disability, the agreement provides that he (or his estate) shall be entitled to accrued salary through the date of termination, any bonus the Board of Directors has determined appropriate, and any proceeds or other benefits from insurance policies or other benefit plans to which he (or his estate) would be entitled. In the event that Mr. Stein’s employment is terminated for cause, he shall only be entitled to accrued salary through the date of termination. In the event that Mr. Stein is terminated without cause, he shall be entitled to accrued salary through the date of termination, continued base salary payments for the greater of 24 months or the remainder of the term of the agreement, continued medical plan benefits for 24 months following the date of termination, and an amount equal to the highest bonus he has previously received under the agreement, prorated to the date of termination. In the event that Mr. Stein voluntarily terminates his employment, he shall be entitled to accrued salary through the date of termination and an amount equal to the highest bonus he has previously received under the agreement, prorated to the date of termination.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of stock options and grants of unvested incentive plan awards on the last day of the fiscal year ended December 31, 2006, to each of the executive officers named in the Summary Compensation Table.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Herbert M. Stein	300,000	0		0	$0.950	08/17/2016
	200,000	0		0	$8.920	06/07/2014
	175,000	0		0	$8.650	03/25/2014
	200,000	0		0	$4.080	03/27/2013
	100,000	0		0	$2.710	01/21/2013
	100,000	0		0	$5.500	04/03/2012
	350,000	0		0	$6.300	12/21/2011
	100,000	0		0	$6.300	08/16/2011
	100,000	0		0	$6.250	02/12/2011
	80,000	0		0	$1.240	05/19/2010
	40,000	0		0	$.0275	07/01/2007
David B. Meyers	0	25,000	(1)	0	$0.950	08/17/2016
	0	15,000	(2)	0	$0.800	09/12/2016
	50,000	0		0	$9.060	06/02/2014
	50,000	0		0	$8.650	03/24/2014
	50,000	0		0	$4.325	03/18/2013
	50,000	0		0	$5.900	03/04/2012
	35,000	0		0	$6.250	02/12/2011
	20,000	0		0	$1.690	04/06/2010
	74,000	0		0	$0.250	07/01/2007
Paul J. Murphy	0	25,000	(3)	0	$0.950	08/17/2016
	12,000	48,000	(4)	0	$1.270	06/01/2015
Alexander K. Andrianov	0	60,000	(5)	0	$0.800	09/12/2016
Nevenka Golubovic-Liaopoulos*	2,500	0		0	$1.270	03/20/2007
	25,000	0		0	$8.500	03/20/2007

(1)          25,000 Options granted on August 17, 2006; vesting at 20% per year beginning at the first anniversary of the grant date.

(2)          15,000 Options granted on September 12, 2006; vesting at 20% per year beginning at the first anniversary of the grant date.

(3)          25,000 Options granted on August 17, 2006; vesting at 20% per year beginning at the first anniversary of the grant date.

(4)          60,000 Options granted on June 1, 2005; vesting at 20% per year beginning at the first anniversary of the grant date.

(5)          60,000 Options granted on September 12, 2006; vesting at 20% per year beginning at the first anniversary of the grant date.

*                    Separated from the Company as of December 20, 2006 resulting in the cancellation of an additional 65,000 options.

Termination or Change in Control Arrangements

Other than Mr. Stein’s employment agreement, which may provide for payments in connection with his termination, as discussed above, there are no arrangements with any executive officer that would provide for payments in connection with their termination or a change in control of the Company.

DIRECTOR COMPENSATION

Directors who are also employees of the Company do not receive compensation for serving as directors. Directors who are not employees of the Company are paid a retainer and are reimbursed for ordinary and necessary travel expenses incurred in connection with attendance at each board meeting. The annual retainer in fiscal 2006 was $5,000. In fiscal 2006, each non-employee director earned $1,250 per quarter. In addition members of both the audit committee and compensation committee received an annual retainer of $2,000 payable quarterly. During fiscal 2006 the Audit Committee chairperson received an annual retainer $5,000 and the Compensation Committee chairperson received an annual retainer of $4,000, payable quarterly.

In addition to the cash compensation discussed above, Directors are eligible to participate in the Company’s 1997 Employee, Director and Consultant Stock Option Plan (the “Plan”). Options granted under the Plan to non-employee directors’ vest over a five year period beginning after one year of service from the date of grant. Options to purchase 20,000 shares of the Company’s Common Stock, at an exercise price of $0.95 per share, vesting over five years, were granted under the Plan during the year ended December 31, 2006 to each of Craig A. Dubitsky, Arthur S. Reynolds, Sheryl B. Stein and Alan W. Tuck.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Craig A. Dubitsky	$5,000	$1,834	$6,834
Arthur S. Reynolds	$12,000	$9,023	$21,023
Sheryl B. Stein	$5,000	$1,834	$6,834
Alan W. Tuck	$11,000	$5,428	$16,428

(1)          The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) of awards of stock options and thus include amounts from awards granted in and prior to 2006. Assumptions used in this calculation are included in Part II - Item 7, Financial Statements and Supplementary Data of the previously filed Annual Report on Form 10-KSB and Footnote 2 of the Financial Statements—Summary of Accounting Policies—Stock Based Compensation and Footnote 17 of the Financial Statements—Stock Based Compensation.

Item 11.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of April 24, 2007 concerning the beneficial ownership of Common Stock by each Stockholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common Stock, each current member of the Board of Directors, each executive officer named in the Summary Compensation Table on page 6 hereof, and all current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

	Shares Beneficially Owned (1)
Name and Address**	Number	Percent
Herbert M. Stein 71 Fairlee Road, Waban, MA 02468	3,418,834(2)	28.57%
H.M. Stein Associates C/o Herbert M. Stein 71 Fairlee Road, Waban, MA 02468	1,466,334(3)	12.25%
David Spiegel 600 Mountain Street, Sharon, MA 02067	1,814,532(4)	15.16%
Sheryl B. Stein 150 East 57th Street, New York, NY 10022	880,470(5)	7.36%
Leo Spiegel 30 Ashcroft Road, Sharon, MA 02067.	783,636	6.55%
David B. Meyers	329,000(6)	2.75%
Alan W. Tuck	301,500(7)	2.52%
Arthur S. Reynolds	54,500(8)	*
Paul J. Murphy	24,000(9)	*
Craig A. Dubitsky	20,000(10)	*
All executive officers and directors as a group (8 persons)	5,028,304(11)	35.05%

*                    Represents beneficial ownership of less than 1% of the Company’s outstanding shares of Common Stock.

**             Addresses are given for beneficial owners of more than 5% of the Company’s outstanding stock only.

(1)          The number of shares of Common Stock issued and outstanding on April 24, 2007 was 11,968,331. The calculation of percentage ownership of each listed beneficial owner is based upon the number of shares of Common Stock issued and outstanding on April 24, 2007, including shares of Common Stock subject to options and/or warrants held by such person at April 24, 2007 and exercisable within 60 days thereafter. On December 28, 2005, Apogee filed a Form 8-K with the SEC announcing that the Board of Directors approved the accelerated vesting of certain unvested stock options awarded to employees and non-employee members of the Board of Directors. As a result of the Board’s approval, the vesting provisions for options covering approximately 880,000 underlying shares of Common Stock were accelerated. Approximately 665,000 of the underlying Shares, of the total accelerated, belong to executive officers and non-employee members of the Board of Directors. The Board only accelerated the vesting of those options having exercise prices in excess of $2.00 per share and did not accelerate the vesting of any options with exercise prices below $2.00 per share. The persons and entities named in the table have sole voting and investment power with respect to all Shares shown as beneficially owned by them, except as noted below.

(2)          Includes 96,100 shares of Common Stock owned directly by Mr. Stein, 1,745,000 shares of Common Stock which may be purchased by Mr. Stein upon the exercise of fully vested options, 111,400 shares of Common Stock owned by Mr. Stein’s wife, and 1,466,334 shares of Common Stock owned by H.M. Stein Associates (“HMSA”).

(3)          The partners of HMSA are Herbert M. and Renee Stein, their daughters, Erica, Sheryl and Sharyn and Fairlee Corporation. Mr. Stein has an 8% general partnership interest in HMSA. Mr. Stein and his wife, Renee Stein, are the sole stockholders of Fairlee Corporation, which has a 1% general partnership interest in HMSA. Mr. Stein disclaims beneficial ownership of 91% of such shares.

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

(5)          Includes 260,400 shares of Common Stock owned directly by Ms. Stein, 100,000 shares of Common Stock which may be purchased by Ms. Stein upon exercise of fully vested options. Includes 19,400 shares of Common Stock owned by H.M. Stein & Co. and 500,670 shares of Common Stock owned by HMSA.

(6)          Includes 329,000 shares of Common Stock which may be purchased by Mr. Meyers upon exercise of fully vested options.

(7)          Includes 127,000 shares of Common Stock owned directly by Mr. Tuck, 104,500 shares of Common Stock which may be purchased by Mr. Tuck upon exercise of fully vested options, 60,000 shares owned by Mr. Tuck’s wife and 10,000 shares held in a trust for Mr. Tuck’s brother of which Mr. Tuck disclaims beneficial ownership.

(8)          Includes 54,500 shares of Common Stock which may be purchased by Mr. Reynolds upon exercise of fully vested options.

(9)          Includes 12,000 shares of Common Stock which may be purchased by Mr. Murphy upon exercise of fully vested options and 12,000 shares of Common Stock which may be purchased within 60 days of April 24, 2007.

(10) Includes 20,000 shares of Common Stock which may be purchased by Mr. Dubitsky upon exercise of fully vested options.

(11) Includes 2,365,000 shares of Common Stock which may be purchased upon exercise of fully vested options and 12,000 shares of Common Stock which may be purchased within 60 days of April 24, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below provides certain aggregate information with respect to the Company’s 1997 Employee, Director and Consultant Stock Option Plan in effect as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Security Holders(1)	2,899,100	$4.65	631,180
Equity Compensation Plans not Approved by Security Holders	N/A	N/A	N/A
Total	2,899,100	$4.65	631,180

(1)          This plan consists of the 1997 Employee, Director and Consultant Stock Option Plan initially approved by the Company’s stockholders in 1997.

Item 12.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Transactions

In April 1997, the Company moved its principal executive offices to a facility owned by Mr. David Spiegel, a major shareholder of the Company. On October 1, 2001 the Company signed a 24-month lease for this facility, expiring September 30, 2003. Subsequently, the Company signed two lease extensions. The most recent lease extension expired on December 31, 2005.

The Company is currently renting this facility on a month-to-month basis. The Company rents the facility for $4,400 per month effective October 1, 2001. Rent paid during 2006, 2005 and 2004 amounted to $158,400 in the aggregate. The Company believes that amounts paid pursuant to this lease are at or below market value.

In March 2004, the Company entered into an employment agreement with Herbert M. Stein as described above.

Director Independence

The Board of Directors has determined that Messrs. Tuck, Reynolds and Dubitsky are independent in accordance with applicable American Stock Exchange Listing Standards. Mr. Stein is not considered independent because he is currently serving as the Company’s President and Chief Executive Officer. Ms. Stein is not considered independent because she is the daughter of Mr. Stein, the Company’s President and Chief Executive Officer.

Item 13.                 EXHIBITS.

None

Item 13(a)	The following documents are filed as part of this annual report on Form 10-KSB/A
Item 13(a)(1) and (2)	The Consolidated Financial Statements were filed as part of our Original Report for the fiscal year ended December 31, 2006.
Item 13(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB/A.

Exhibit No	Description	Filed with this Form 10-KBS/A
3.1	Certificate of Incorporation of Apogee Technology, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-SB, as amended (File No. 000-17053).
3.2	Amendment of Certificate of Incorporation of Apogee Technology, Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant’s Form 10-SB, as amended (File No. 000-17053).
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

31.1

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer. Filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2006 (File No. 001-10456) and incorporated herein by reference.

31.2

Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer. Filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2006 (File No. 001-10456) and incorporated herein by reference.

32

Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer. Filed with the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2006 (File No. 001-10456) and incorporated herein by reference.

31.3	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.	X
31.4	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer.	X

*                    Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Miller Wachman LLP audited the Company’s financial statements for the fiscal years ended December 31, 2006, December 31, 2005, December 31, 2004 and restated December 31, 2003. The Company expects that representatives of Miller Wachman LLP will be present at the Meeting, with the opportunity to make a statement if they so desire, and will be available to respond to appropriate questions.

The following table presents fees for professional audit services rendered by Miller Wachman LLP, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and December 31, 2005, and fees billed for other services rendered by Miller Wachman LLP during those periods.

	2006	2005
Audit fees:(1)	$68,960	$95,000
Audit related fees:(2)	0	0
Tax fees:(3)	10,000	8,000
All other fees:(4)	0	0
Total	$78,960	$103.000

(1)          Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2)          The Company incurred no fees in this category during fiscal year 2005 or fiscal year 2006.

(3)          Tax fees consist principally of assistance with matters related to tax compliance and reporting.

(4)          The Company incurred no fees in this category during fiscal year 2006 or fiscal year 2005.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.     Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.     Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.     Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.     Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from the independent auditor.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

In the event that ratification of the appointment of Miller Wachman LLP as the independent registered public accounting firm for the Company is not obtained at the Meeting, the Board of Directors will reconsider the appointment.

The affirmative vote of a majority of the shares voted at the Meeting is required to ratify the appointment of the independent public accountants.

SUPPLEMENTAL INFORMATION

We have not sent an annual report or proxy statement to security holders regarding the fiscal year ended December 31, 2006. Such report and proxy statement will be furnished to security holders in connection with our Annual Meeting, which we anticipate scheduling for mid-summer in 2007. Copies of such material will be furnished to the SEC when it is sent to security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.
By:	/s/ HERBERT M. STEIN	Date: April 27, 2007
Herbert M. Stein, President
Chief Executive Officer,
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ HERBERT M. STEIN	President, Chief Executive Officer	Date: April 27, 2007
	Herbert M. Stein	Chairman of the Board
By:	/s/ PAUL J. MURPHY	Chief Financial Officer	Date: April 27, 2007
	Paul J. Murphy	Vice President of Finance
Treasurer