Form 10QSB
period 2007-03-31
APOGEE TECHNOLOGY INC
filed 2007-05-15
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of April 27, 2007, there were 11,968,332 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE

PERIODS ENDED MARCH 31, 2007 AND MARCH 31, 2006

PART I                  FINANCIAL INFORMATION

Item 1                     Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2007	DECEMBER 31, 2006
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$2,277,259	$3,051,420
Accounts receivable, net of allowance for doubtful accounts of $13,245 in 2007 and 2006 respectively	24,127	11,196
Inventories, net	—	—
Prepaid expenses and other current assets	55,658	69,465

Total current assets	2,357,044	3,132,081

Property and equipment, net	216,342	117,217

Other assets
Patents	238,357	208,703
Exclusive licensing, net	32,634	22,574
Construction in progress	—	90,642

	$2,844,377	$3,571,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$671,577	$710,187

Total current liabilities	671,577	710,187

Commitments and Contingencies	—	—

Stockholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized, 11,968,332 issued and outstanding at March 31, 2007 and December 31, 2006	119,683	119,683
Additional paid-in capital	18,421,510	18,396,909
Accumulated deficit	(16,368,393)	(15,655,562)

Total stockholders’ equity	2,172,800	2,861,030
	$2,844,377	$3,571,217

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2007	2006

Revenues
Product sales	$53,670	$985,398

	53,670	985,398

Costs and expenses
Product sales	216	725,244
Research and development	244,260	394,576
Selling, general and administrative	553,892	626,709

	798,368	1,746,529

Operating loss	(744,698)	(761,131)

Other income (expense)
Interest/other income	31,867	53,715
Interest/other expense	—	(21,586)

	31,867	32,129

Net loss	$(712,831)	$(729,002)

Accumulated deficit—beginning	$(15,655,562)	$(12,684,559)

Accumulated deficit—ending	(16,368,393)	(13,413,561)

Basic and diluted loss per common share	$(0.06)	$(0.06)

Weighted average common shares outstanding—basic and diluted	11,968,332	11,968,332

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2007	2006

Cash flows from operations
Net income (loss)	$(712,831)	$(729,002)
Adjustments to reconcile net income (loss)to net cash used in operating activities:
Provision for doubtful accounts	—	(56,926)
Provision for slow moving, excess and obsolete inventory	(73,950)	32,270
Depreciation and amortization	18,291	(2,873)
Stock compensation expense	24,603	74,590
Changes in operating assets and liabilities:
Accounts receivable	(12,931)	68,949
Inventories	73,950	682,108
Prepaid expenses and other current assets	13,806	30,934
Accounts payable and accrued expenses	(38,610)	(218,551)
Deferred distributor revenue	—	(711,501)

Net cash used in operating activities	(707,672)	(830,002)

Cash flows from investing activities
Purchases of property and equipment	(25,222)	(4,882)
Patent costs	(29,654)	(4,509)
Leasehold improvements	165	—
License fee	(11,778)	—

Net cash used in investing activities	(66,489)	(9,391)

Cash flows from financing activities

Net cash provided by financing activities	—	—

Decrease in cash and cash equivalents	(774,161)	(839,393)

Cash and cash equivalents—beginning	3,051,420	5,512,974

Cash and cash equivalents—ending	$2,277,259	$4,673,581

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND MARCH 31, 2006 (UNAUDITED)

1.         The Company and Basis of Presentation

The Company

Apogee Technology, Inc. and Subsidiary (the “Company” or “Apogee”, “we”, “us”, or “our”) designs, develops and commercializes advanced drug delivery and sensor solutions based upon its proprietary Micro Electromechanical Systems (“MEMS”), nano fabrication and drug delivery technologies. Our Medical Products Group is developing PyraDerm™ an advanced intradermal drug delivery system to meet the needs of patients, health insurers, companies’ developing pharmaceuticals, as well as, governments and international health organizations. We believe PyraDerm™ has significant advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and non FDA regulated cosmeceutical and nutraceutical active ingredients. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and are planning to start in vivo testing this year.  We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support its commercialization. Our business strategy includes: (i) the licensing or selling of our technologies to pharmaceutical or medical device companies; (ii) establish partnerships with pharmaceutical and device companies to commercialize our products; and (iii) developing, producing and marketing our own medical products. Our Sensor Products Group is focused on the design, development and marketing of proprietary MEMS/Nanotechnology based sensors for the medical, automotive, industrial and consumer markets. In December 2005, we introduced our first sensor products, a family of miniature pressure sensor die, trademarked under the Sensilica® brand name.  These devices are produced using a novel manufacturing technology that we believe reduces size and cost while improving reliability as compared to alternative MEMS sensor solutions. We intend to sell these sensor devices as stand-alone die to sensor integrators and as packaged solutions directly and through independent representatives and distributors. We have begun the sales cycle by providing customer samples of our sensor die and packaged products and by shipping small quantities of production sensor die.

From 1981 until 1995, Apogee Acoustics Incorporated (“Acoustics”) engineered, manufactured, and marketed high quality, patented ribbon loudspeaker systems for use in home audio and video entertainment systems. In 1987 Apogee Technology, Inc. was organized as a Delaware corporation and operated through its wholly owned subsidiary, Acoustics. We discontinued our loudspeaker business in 1994 and utilized our audio experience on the development of the worlds’ first all-digital, high efficiency audio amplifier integrated circuits (“IC”), which we trademarked as Direct Digital Amplification or DDX®. We transitioned our business to take advantage of the patent we received in 1991 for related technology and to pursue the market opportunity created by the industry adoption of digital audio transmission, recording and playback. In 1999, we released our first IC products in 1999, and subsequently released a total of over 25 IC products. In addition to our IC product sales, we also licensed DDX technology to several IC companies, including STMicroelectronics NV (“ST”), one of the world’s largest semiconductor companies. Under this licensing agreement with ST, Apogee developed and provided intellectual property to be used in royalty bearing products produced by ST.

In May 2004, in order to expand our technology base and to further diversify our product and market opportunities, we acquired a portfolio of MEMS and nanotechnology intellectual property, trade secrets and know-how developed by Standard MEMS, Inc. MEMS are devices produced using high volume IC manufacturing techniques that include both electrical circuits and microscopic mechanical systems. Concurrently, we hired employees from the former Standard MEMS, Inc. and established a MEMS Division that we have subsequently consolidated into our Norwood headquarters.  Since this acquisition, we have been using this acquired know-how plus additional technologies to develop MEMS and nanotechnology based drug delivery and sensor systems.

On October 5, 2005, we completed a transaction with SigmaTel, Inc. (“SigmaTel”) whereby we sold certain assets of our audio division, including the DDX technology and the associated royalties from our license agreement with ST, for approximately $9.78 million. As part of the transition, a significant portion of Apogee’s engineering and marketing staff related to the audio division left the Company after they were offered positions at SigmaTel. By the terms of a non-compete with SigmaTel, signed in connection with our sale of assets to them, we can no longer compete in the Class D audio/amplifier business for a period of two years. We reorganized the Company’s remaining MEMS division into two business groups, the Medical Products Group and the Sensor Products Group. We also closed our sales offices in China, Japan, Taiwan and Hong Kong and terminated our agreements with our independent sales representatives and distributors that supported our audio IC business.   As of March 31, 2007, we are carrying inventory with an original cost of approximately $1.7 million and a net value of zero, after reserves for slow moving, excess and obsolete inventory.  This inventory is available for sale.

Basis of Presentation

Consolidated Financial Statements

The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. All significant intercompany transactions and accounts have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have incurred continuing losses and negative cash flows from operations. Net losses were approximately $713,000 and negative cash flows from operations were approximately $617,000 for the three months ended March 31, 2007. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company sold certain tangible and intangible assets associated with its audio business in 2005 and has approximately $2.3 million of cash at March 31, 2007. The Company has reduced, in the short-term, its operating expenses for payroll and related costs, rents and third party consulting fees. The Company believes that its current working capital and amounts that may be raised to support operations will be sufficient to fund its capital and operational requirements at least through December 31, 2007.  The Company is actively pursuing various options for additional funding. Also see Footnote 12 —Notification from the American Stock Exchange.

The long-term success of the Company is dependent upon its ability to successfully develop and market its sensor and medical device products which are based upon its MEMS technology, to attain profitable operations and raise additional funds as needed for such purposes. There can be no assurance, however, that the Company will be able to generate sufficient revenue, become profitable or that additional funds will be available to the Company on acceptable terms, if at all.

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

Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding.  The calculation of diluted net loss per share excluded potential common stock if the effect is anti-dilutive.  Potential common stock consists of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.

Research and Development

Costs for research and development are expensed as incurred.

Inventories

Inventories are stated at the lower of cost on a first-in, first-out basis or market. See Footnote 4 to the financial statements.  This policy requires the Company to make estimates regarding the market value of the Company’s inventory, including an assessment of excess or obsolete inventory. The Company determines excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for the Company’s products within a specified time horizon, generally 12 to 24 months.

During the three months ended March 31, 2007, the Company recorded a recovery of previous reserve provisions for slow moving, excess and obsolete inventory of approximately $74,000 to adjust for current inventory levels.  The inventory as of March 31, 2007, entirely consisting of Apogee held inventory, was approximately $1.740 million before the allowance for slow moving, excess and obsolete inventory.  This compares to inventory at December 31, 2006, net of reserves, of approximately $1.814 million.

 Purchase commitment losses

The Company accrues for estimated losses on non-cancelable purchase orders of products, which may occur if the future sale price declines below the committed purchase price. There are no outstanding purchase commitments of product inventory and therefore no provision was required at March 31, 2007.

Property and Equipment

Major replacements and betterments of equipment are capitalized. Cost of normal maintenance and repairs is charged to expense as incurred. Depreciation is provided over the estimated useful lives of the assets using accelerated methods. Leasehold improvements are amortized over either the term of lease or the estimated useful life of the improvement.

Leasehold Improvements/Construction in Progress

Construction in progress consists of costs related to the renovations and construction of a laboratory to be used for the development of medical device products.  On January 3, 2007 the Company announced the completion of its laboratory.  Subsequently, all costs previously recorded as Construction in Progress were reclassified to Leasehold Improvements and are being amortized on a straight-line basis over a three-year period.

Patents

Costs incurred to register and obtain patents will be capitalized and amortized on a straight-line basis over their estimated useful lives.  This policy to be formalized once a patent has been approved and placed into service.  During the fiscal year ended December 31, 2006, the Company submitted five U. S. patent applications.

Exclusive License Fee

The Company is capitalizing license fees paid to third parties for costs associated with the exclusive rights to their patents.  The Company is amortizing these fees over a period of four years.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Substantially all of the Company’s cash is held in high quality money market funds comprised of short-term, fixed income securities earning interest at 4.93% at March 31, 2007.

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

Included in the Company’s net loss for the three months ended March 31, 2007 was a compensation charge of approximately $24,600 due to the adoption of SFAS 123 (R).

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

The Company’s stock compensation activity with respect to the three months ended March 31, 2007 is summarized below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,899,100	$4.6512
Granted	26,000	1.2769
Exercised	-0-
Cancelled or expired	(28,500)	7.6054
Outstanding at March 31, 2007	2,896,600	$4.5918	6.2326	$13,300,751

Vested at March 31, 2007	2,489,700	$5.1727	5.7719	$12,878,483

Exercisable at March 31, 2007	2,489,700	$5.1727	5.7719	$12,878,483

The following table summarizes information about options outstanding as of March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 — 1.69	998,400	7.3157	$0.9603	591,500	$0.9071
$2.71 — 6.590	1,299,200	5.0149	$5.4017	1,299,200	$5.4017
$8.45 — 12.15	599,000	7.0686	$8.8883	599,000	$8.8883

Total at March 31, 2007	2,896,600	6.2326	$4.5918	2,489,700	$5.1727

During the three months ended March 31, 2007, the Company granted options to purchase 26,000 shares of its common stock at a weighted average fair market value of $1.0493.  No options were exercised during the three months ended March 31, 2007.  During the three months ended March 31, 2007, options to purchase 8,300 shares of Apogee common stock vested.   The weighted average fair value of these options was $0.6205.  Total stock-based compensation expense for the three months ended March 31, 2007, was approximately $24,600 compared to approximately $74,600 for the three months ended March 31, 2006.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

3.         Accounts Receivable

Accounts Receivable at March 31, 2007 and December 31, 2006 are comprised of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Distributor	$14,930	$11,162
Direct customers	22,442	13,279
	$37,372	$24,441

Less allowance for doubtful accounts	$(13,245)	(13,245)

Net accounts receivable	$24,127	$11,196

4.         Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$—	$—
Finished goods held by Apogee	1,740,078	1,814,028
Finished goods held by distributors	—	—

	$1,740,078	$1,814,028
Less allowance for slow moving, excess and obsolete inventory	(1,740,078)	(1,814,028)

Inventory—net	$—	$—

5.         Property and Equipment

Property and equipment at March 31, 2007 and December 31, 2006 are comprised of the following:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Equipment	$161,982	$136,761
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	90,477	22,954

	$307,449	$214,715

Less accumulated depreciation	(91,107)	(97,488)

	$216,342	$117,217

Depreciation expense was $16,573 for the three months ended March 31, 2007.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

6.         Accrued Expenses

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Accrued audit expenses	$66,000	$60,000
Accrued legal expenses	42,000	25,000
Accrued taxes	—	—
Other accrued expenses	62,000	64,000

	$170,000	$149,000

8.         Stockholders’ Equity

Stock Options

During the three months ended March 31, 2007, Company awarded an employee options to purchase 6,000 shares at an exercise price of $1.20 per share.  In addition, the Board of Directors awarded to two new members of the Advisory Board options to purchase 10,000 shares at an exercise price of $1.24 per share and 10,000 shares at an exercise price of $1.36 per share.  These options were granted under the 1997 Employee, Director and Consultant Stock Option Plan. The options granted to the employee vest over five years beginning at the first anniversary of the date of grant.  The options granted to the members of the Medical Advisory Board vest over one year beginning with 50% at the six-month anniversary of the date of grant and the remaining 50% at the one year anniversary of the date of grant.

9.         Related Party Transactions

The Company rents its facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, the Company is renting the facility on a month-to-month basis.  In addition, see Footnote 11 — Indemnification Agreements with our Executives.

10.       Concentrations

•                  During the three months ended March 31, 2007, the Company derived approximately 83% of its revenue as a result of sales by three customers.

•                  During the three months ended March 31, 2006, the Company derived approximately 76% of its revenue as a result of sell through by three distributors.

•                  Four of the Company’s customers accounted for approximately 100% of the total accounts receivable balance at March 31, 2007.

•                  Three of the Company’s customers accounted for approximately 91% of the total accounts receivable balance at March 31, 2006.

•                  During the three months ended March 31, 2006, the Company derived 100% of its revenue from customers located in South America, Asia and North America.

•                  During the three months ended March 31, 2006, the Company derived approximately 97% of its revenue from distributors located in Asia and Europe.

The Company maintains its cash accounts with high quality financial institutions. Balances usually exceed the maximum coverage ($100,000) provided by the Federal Deposit Insurance Corporation on insured depositor accounts.

11.       Indemnification Arrangements with our Executives

The Company has been assuming and will continue to assume the legal costs and related expenses of Herbert M. Stein, in connection with the civil case in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled Joseph Shamy v. Herbert M. Stein, case No.: 50 2005 CA 007719 XXXXMB.  To date we have incurred approximately $332,000 toward this indemnification.

12.      Notification from the American Stock Exchange

As reported on the Company’s current report on Form 8-K dated January 12, 2007, Apogee was notified on January 12, 2007, by the American Stock Exchange (“AMEX”) that AMEX has accepted the Company’s plan to regain compliance with AMEX continued listing standards, and that the Company’s listing will be continued pursuant to an extension.

The Company submitted a plan of compliance to AMEX (the “Plan”) on November 30, 2006, which was amend on December 20, 2006, outlining its operational plan and strategic objectives towards regaining compliance with certain of the AMEX continued listing standards. The Plan was prepared in response to a letter received from AMEX on November 1, 2006, indicating that the Company was no longer meeting certain continued listing standards.  The Company does not meet the standards as a result of having shareholders’ equity of less than $4 million and losses from continuing operations and/or net losses in three out of its four most recent fiscal years, as is required in Section 1003 (a) (ii) of the Company Guide; and because the Company was also not in compliance with Section 1003 (a) (iii) of the Company Guide, as it has shareholders’ equity of less than $6 million and losses from continuing operations in its five most recent fiscal years.

The Company will be subject to periodic review by the AMEX Staff during the extension period, which ends on November 1, 2007. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the AMEX.

13.      Notification of Complaint by Former Employee

On March 29, 2007 Apogee received a complaint, which had been filed at the Superior Court in Norfolk County, Massachusetts, entitled Michael S. Danielson v. Apogee Technology, Case No. 0700512.  A former Apogee employee initiated the complaint alleging, among other things, that Apogee failed to pay certain bonuses and retirement contributions in connection with a compensatory arrangement concerning the development of certain digital amplifier technology.  The former employee claims unpaid compensation of approximately $155,000 and the request for relief asks for the amount to be trebled, and include costs and attorneys’ fees.  The management of Apogee believes the former employee’s claim to be without merit and the Company will defend itself vigorously against all of the claims asserted in this legal action.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three-month periods ended March 31, 2007 and March 31, 2006 should be read in conjunction with the Company’s Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled “Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price” as well as other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as amended.

OVERVIEW

Apogee designs, develops and commercializes advanced drug delivery and sensor solutions based upon its proprietary Micro Electromechanical Systems (“MEMS”), nano fabrication and drug delivery technologies. Our Medical Products Group is developing PyraDerm™ an advanced intradermal drug delivery system to meet the needs of patients, health insurers, companies’ developing pharmaceuticals, as well as, governments and international health organizations. We believe PyraDerm™ will have significant advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and non FDA regulated cosmeceutical and nutraceutical active ingredients. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and are planning to start in vivo testing this year.  We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support its commercialization. Our business strategy includes: (i) the licensing or selling of our technologies to pharmaceutical or medical device companies, (ii) establish partnerships with pharmaceutical and device companies to commercialize our products and; (iii) develop, have made and market our own medical products. Our Sensor Products Group is focused on the design, development and marketing of proprietary MEMS/Nanotechnology based sensors for the medical, automotive, industrial and consumer markets. In December 2005, we introduced our first sensor products, a family of miniature pressure sensor die, trademarked under the Sensilica® brand name.  These devices are produced using a novel manufacturing technology that we believe reduces size and cost while improving reliability as compared to alternative MEMS sensor solutions. We intend to sell these sensor devices as stand-alone die to sensor integrators and as packaged solutions directly and through independent representatives and distributors. We have begun the sales cycle by providing customer samples of our sensor die and packaged products and by shipping small quantities of production sensor die.

During the three months ended March 31, 2007, virtually all of our revenue was derived from the sales of the remaining audio IC inventory.  We expect that future revenue will initially be the result of sensor sales, potential licensing and development revenues resulting from the grant of rights to our intellectual property. In order to support our operations and maintain our AMEX listing, we intend to secure additional funding in 2007. We plan to add a network of direct sales staff, independent sales representatives and distributors to support our medical and sensor products. We currently outsource the manufacturing, assembly and certain testing of our medical and sensor products.

At March 31, 2007, we had an accumulated deficit of approximately $16.4 million, as compared to a deficit of $15.7 million as of December 31, 2006. Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop new medical and sensor product.

As of March 31, 2007, we had 12 employees compared to 14 employees for the same period in 2006. This reduction in employees was a result of the final closing of our Hong Kong and Japanese operations is a direct result of the audio business sale to SigmaTel, Inc. in October 2005.

During the three-month period ended March 31, 2007, we derived approximately 83% of our revenue as a result of sales to three customers.  As of March 31, 2006, Apogee recognized substantially all of the deferred revenue, approximately $252,000, related to one of our former distributors. At December 31, 2005, we had formally terminated this distributor contract. At March 31, 2006, it was determined that we would have no continuing involvement with this distributor as it related to the former audio IC business. All of the revenue was attributable to the former audio IC division.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three-month periods ended March 31, 2007 and 2006 have been derived from our unaudited financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three Months ended March 31,
	2007	2006

Statement of Operations Data:
Revenue	$53,670	$985,398
Costs and expenses	798,368	1,746,529
Other income (expense)	31,867	32,129
Net loss	$(712,831)	$(729,002)

Shares outstanding	11,968,332	11,968,332

Balance Sheet Data:
Total assets	$2,844,377	$6,112,641
Stockholders’ equity	$2,172,800	$4,885,135
Loss per share (basic and fully diluted)	$(0.06)	$(0.06)

RESULTS OF OPERATIONS OF THE COMPANY

Revenue

We have traditionally derived our revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to original equipment manufacturers or sell through point of sale (“POS”) by distributors. All such shipments are fulfilled from our contracted warehouse in Hong Kong or from our Norwood, Massachusetts office and are reported net of returns; (2) royalty revenue, which formerly consisted of royalties paid by STMicroelectronics, which have now been sold as part of the transaction with SigmaTel and (3) consulting income related to contractual services or development activities for third parties. The Company may, in the future, receive royalties under its remaining audio licensing agreements and from new agreements contemplated under its two new business groups. See Footnote 2 of the financial statements.  We anticipate that future revenue streams will come from both our sensor and medical device products, generally in the form of strategic alliances or arrangements with development or marketing partners, direct product sales and distribution arrangements.  We envision the future of our medical devices as (i) licensing or selling of our technologies to pharmaceutical or medical device companies; (ii) establishing partnerships with pharmaceutical and device companies to commercialize our products; and (iii) developing, producing and marketing our own medical products..

Total revenue declined by approximately $931,700 or 95% to approximately $53,700 for the three months ended March 31, 2007 from approximately $985,400 for the three months ended March 31, 2006.  During the three months ended March 31, 2007 and March 31, 2006 substantially all revenue recorded was from the sale of remaining inventory related to the former audio IC business.

Some revenue from the sale of products related to the former audio IC business is expected to continue over the short term as the remaining inventory is sold.  We expect that the decline in our revenues will continue until such time as we are able to generate revenues from the sale of our medical and sensor products.

Cost of Revenue

Cost of revenue decreased as a result of reduced product revenue to $216 for the three months ended March 31, 2007, compared to approximately $725,000 for the three months ended March 31, 2006. Cost of revenue from our former audio IC business primarily consists of purchased finished semiconductor chips and storage fees associated with warehousing a large portion of our semiconductor products in Asia.  The nominal cost of goods for the three months ended March 31, 2007 is a result of our having previously reserved 100% of the remaining from the audio IC business inventory.

Operating Expenses

Research and Development (“R&D”) Expenses

The Company’s research and development (“R&D”) expenses consist primarily of salaries, development material costs, external consulting and service costs related to the design of new products and the refinement of existing products. Research and development expenses were reduced to approximately $244,300 for the 3 months ended March 31, 2007, compared to approximately $394,600 for the three months ended March 31, 2006. This decrease of approximately $150,300 or 38% was the result of reduced utilization of third party consultants.  For the three months ended March 31, 2007, expenses incurred from utilization of third party consultants decreased by approximately $131,300 or 90% to approximately $14,600, compared to approximately $145,900 for the same period in 2006.

In addition, to the reduction in the use of third party consultants, expense reductions in development costs related to the sensor group, less travel and entertainment expense, fewer software expenditures, the Company also closed its facility in Long Island and a laboratory located in Connecticut, which contributed to the overall decrease in R&D expenses.

We anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Selling, General and Administrative (“SG&A”) Expenses

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and selling of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses had included costs related to the operation of Apogee’s Hong Kong and Japan sales offices. Subsequent to the SigmaTel transaction, the Taiwan and China offices were closed. In February 2006 we closed our Hong Kong office and in July 2006 we closed our Japanese office.  General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative (“SG&A”) expenses decreased approximately $72,800 or 12% to approximately $553,900 for the three months ended March 31, 2007, compared to approximately $626,700 for the three months ended March 31, 2007.  The decrease in SG&A was attributable primarily to the closing of the Hong Kong and Japanese offices as well as decreased human resource costs, business development and travel and entertainment costs partially offset by increases in professional fees and corporate insurance.

Human resource costs decreased approximately $92,700 or 29% to approximately $231,900 for the three months ended March 31, 2007 compared to approximately $324,600 for the three months ended March 31, 2006. This decrease reflects the reduction in staffing and subsequent closing of the Hong Kong and Japanese offices as well as a reduction in the stock compensation expense for the quarter ended March 31, 2007.  As of March 31, 2007, Apogee employed a total of 12 employees all located in Norwood, Massachusetts.  As of March 31, 2006, we employed a total of 14 employees, 12 domestically with 1 employee each in Hong Kong and Japan.

Professional expenses increased by approximately $56,900 or 43% to approximately $189,800 for the three months ended March 31, 2007, compared to approximately $132,900, for the three months ended March 31, 2006. Of this increase, approximately $40,200 was as a result of an increase in legal expenses.  Investor relations and Sarbanes Oxley consultants accounted for the remaining increase in professional fees.  Legal expenses increased to approximately $132,700 for the three-month period ended March 31, 2007, compared to approximately $92,500 for the three months ended March 31, 2006. This increase was as a result of indemnification costs, which were approximately $53,500 for the 3 months ended March 31, 2007, compared to approximately $35,100 for the 3 months ended March 31, 2006. See Footnote 11 of the financial statements—Indemnification Arrangements with our Executives.  Accounting expenses decreased to approximately $17,000 for the three months ended March 31, 2007, compared to approximately $28,000 for the same period in 2006.  Investor relations and Sarbanes Oxley consultants accounted for approximately $15,600 and $12,900, respectively for the three months ended March 31, 2007.  Business development expenses associated with the Sensor Program were reduced by approximately $27,600 to approximately $1,300 for the three months ended March 31, 2007, compared to approximately $28,900 for the same period in 2006.

Other expenses contributing to the decrease in SG&A were reduced travel and entertainment expense as well as a reduction in tax liability.  Travel and entertainment expense decreased by approximately $5,300 or 20% to approximately $21,800 for the three months ended March 31, 2007, compared to approximately $27,100 for the three months ended March 31, 2006.  Corporate taxes were reduced by approximately $5,800 or 79% to approximately $1,500 for the three months ended March 31, 2007, compared to approximately $7,300 for the same period in 2006.  These reductions were partially offset by an increase in corporate insurance as a result of the Company obtaining Directors’ and Officers’ effective as of November 27, 2006.  For the three months ended March 31, 2007, Directors’ and Officers’ insurance expense was approximately $18,200.

Operating expenses are expected to increase over the next few quarters to support our Sensor and Medical Product groups.

Interest Income (Expense)

Interest income includes income from Apogee’s cash and cash equivalents and from investments and expenses related to its financing activities. During the three months ended March 31, 2007, we generated interest income of approximately $31,900 compared to interest income of approximately $53,700 during the same period in 2006. This decrease in interest income for the three months ended March 31, 2007 was primarily due to reduced interest on reduced cash balances as of March 31, 2007.

No interest expense was incurred for the three months ended March 31, 2007 and 2006.  For the three months ended March 31, 2006, we incurred approximately $20,000 in other expense which resulted from a loss on the disposal of fixed assets and additional expenses in connection with the SigmaTel transaction.

Net Loss

Apogee’s net loss for the three months ended March 31, 2007 was approximately $712,800 or $0.06 per basic and diluted common share, compared to a net loss of approximately $729,000 or $0.06 per basic and diluted common share for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity at March 31, 2007, consisted of approximately $2.3 million in cash and cash equivalents. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Substantially all of our cash is held in high quality money market funds comprised of short-term, fixed income securities earning interest at 4.93% at March 31, 2007. This compares to approximately $3.1 million in cash and cash equivalents as of December 31, 2006. In addition, as of March 31, 2007, we had working capital of approximately $1.7 million compared to working capital of approximately $4.3 million at March 31, 2006.  As of March 31, 2007, and the same period in 2006 we had no debt.

Net cash used in operating activities for the three-month period ended March 31, 2007 decreased to approximately $707,700 compared to approximately $830,000 in the three-month period ended March 31, 2006. The decrease was primarily due to a decrease operating expenses as a result of decreased spending following the closing of the Hong Kong and Japanese offices.

As of March 31, 2007, reserves for slow moving, excess and obsolete inventory was at 100% of the remaining inventory related to the former audio IC business.  This compares to inventory, net of reserves of approximately $614,000 as of March 31, 2006.  Net accounts receivable was approximately $24,000 at March 31, 2007, down from approximately $119,300 at March 31, 2006.  As of March 31, 2007 we had reserves against bad debt of approximately $13,000 compared to a reserve of $88,000 as of March 31, 2006. Given the quality of current accounts receivable, we believe that the remaining reserve is sufficient at this time.

Net cash used in investing activities for the three months ended March 31, 2007 was approximately $66,500, compared to approximately $9,300 for the three months ended March 31, 2006.  On January 3, 2007 we announced the completion of our state-of-the-art laboratory to be used to develop advanced drug delivery systems.  Along with the laboratory we completed renovations to the entire facility.

No cash was provided by financing activities for the three months ended March 31, 2007 and March 31, 2006.

We believe that cash flow from operations as well as the funds from the audio division sale will be sufficient to support operation and fund its capital requirements at least through December 31, 2007.  The Company requires additional funding and is reviewing our its capital needs and is exploring its alternatives to accomplish its funding goals.  The Company requires additional capital to conduct the research and development activity needed to support its medical device and sensor business.  Also see Footnote 12 of the financial statements—Notification from the American Stock Exchange.

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

Inventory

Apogee states its inventory at the lower of cost (first-in, first-out) or market. This policy requires that we make certain estimates regarding the market value of the inventory, including an assessment of excess or obsolete inventory. In the recent past, Apogee had determined excess and obsolete inventory based on estimated future demands and estimated selling prices for our products within a specified time frame, which was generally 12 months. The estimates used for expected demand were also used for short-term capacity planning and inventory purchasing and were consistent with revenue forecasts. All our current inventory is associated with our former audio business. We have chosen to expense our sensor die and sensor packaged products until such time as we have material results from this business. We are still in the research and developmental phase of our medical products business and thus do not have any related inventory. For the three months ended March 31, 2007, we have approximately $1.7 million of inventory related to our former audio IC business that has been 100% reserved and has no carrying value on our balance sheet. This compares to inventory at December 31, 2006, of approximately $1.8 million of audio IC inventory which had been 100% reserved and carried no value on the balance sheet.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements, nor do we have any special purpose entities.

RISK FACTORS

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Aside from those risks discussed below, there have been no material changes to the risk factors included in our Annual Report on Form-KSB, as amended, for the fiscal year December 31, 2006.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

As of March 31, 2007, we had stockholders’ equity of approximately $2.2 million, an accumulated deficit of approximately $16.4 million and working capital of approximately $1.7 million. We had a net loss of approximately $712,800 for the three months ended March 31 2007. In the fiscal year ended December 31, 2006, we recorded net loss of approximately $3.0 million. We will need to generate revenue to sustain profitability and positive cash flow. Our ability to generate future revenue and sustain profitability depends on a number of factors, many of which are described throughout this risk factor section, including our ability to develop and generate revenues from the sales of our sensor and medical device products, which are at a very early stage of development. We cannot assure you when, if ever, we will generate meaningful revenues from the sales of these products under development. If we are unable to achieve and sustain profitability, the Company’s share price would likely decline.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We do not intend to update any of the forward-looking statements after the date of this report to conform such statements to actual results except as required by law. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully consider that information before you make an investment decision. You should review carefully the risks and uncertainties identified in this report and in the Company’s Annual Report on From 10-KSB, as amended.

ITEM 3 – CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company’s current disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company was made known to them by others, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

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

On March 29, 2007 Apogee received a complaint, which had been filed at the Superior Court in Norfolk County, Massachusetts, entitled Michael S. Danielson v. Apogee Technology, Case No. 0700512.  A former Apogee employee initiated the complaint alleging, among other things, that Apogee failed to pay certain bonuses and retirement contributions in connection with a compensatory arrangement concerning the development of certain digital amplifier technology.  The former employee claims unpaid compensation of approximately $155,000 and the request for relief asks for the amount to be trebled, and include costs and attorneys’ fees.  The management of Apogee believes the former employee’s claim to be without merit and the Company will defend itself vigorously against all of the claims asserted in this legal action.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

APOGEE TECHNOLOGY, INC.

Date: May 15, 2007	By:	/s/	Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: May 15, 2007	By:	/s/	Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial Officer and Vice President of Finance
(principal financial officer and principal accounting officer)

FORM-10-QSB

MARCH 31, 2007

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32	Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.