Form 10QSB
period 2007-06-30
APOGEE TECHNOLOGY INC
filed 2007-08-14
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of August 1, 2007, there were 11,968,332 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☒

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
PERIODS ENDED JUNE 30, 2007 AND JUNE 30, 2006

PART I                 FINANCIAL INFORMATION

 Item 1                    Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2007	DECEMBER 31, 2006
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$1,537,074	$3,051,420
Accounts receivable, net of allowance for doubtful accounts of $11,320 in 2007 and $13,245 in 2006, respectively	10,962	11,196
Inventories, net	—	—
Prepaid expenses and other current assets	32,837	69,465

Total current assets	1,580,873	3,132,081

Property and equipment, net	203,941	117,217

Other assets
Patents	277,837	208,703
Exclusive licensing, net	30,426	22,574
Construction in progress	—	90,642

	$2,093,077	$3,571,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$666,529	$710,187

Total current liabilities	666,529	710,187

Commitments and Contingencies	—	—

Stockholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized, 11,968,332 issued and outstanding at June 30, 2007 and December 31, 2006	119,683	119,683
Additional paid-in capital	18,450,616	18,396,909
Accumulated deficit	(17,143,751)	(15,655,562)

Total stockholders’ equity	1,426,548	2,861,030
	$2,093,077	$3,571,217

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2007	2006	2007	2006

Revenues
Product sales	$64,997	$339,549	$118,666	$1,324,947
Royalties	—	1,250	—	1,250

	64,997	340,799	118,666	1,326,197
Costs and expenses
Product sales	1,199	271,844	1,415	997,089
Research and development	375,245	605,738	619,505	1,000,313
Selling, general and administrative	487,979	531,884	1,041,870	1,158,593

	864,423	1,409,466	1,662,790	3,155,995

Operating loss	(799,426)	(1,068,667)	(1,544,124)	(1,829,798)

Other (expense) income

SigmaTel earn-out	—	84,108	—	84,108
Interest/other expense	—	(864)	—	(22,451)
Interest income	24,068	53,790	55,935	107,506

	24,068	137,034	55,935	169,163

Net loss	(775,358)	(931,633)	(1,488,189)	(1,660,635)

Accumulated deficit—beginning	(16,368,393)	(13,413,561)	(15,655,562)	(12,684,559)

Accumulated deficit—ending	$(17,143,751)	$(14,345,194)	$(17,143,751)	$(14,345,194)

Basic and diluted loss per common share	$(0.06)	$(0.08)	$(0.12)	$(0.14)

Weighted average common shares outstanding—basic and diluted	11,968,332	11,968,332	11,968,332	11,968,332

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED June 30,
	2007	2006

Cash flows from operations
Net loss	$(1,488,189)	$(1,660,635)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for doubtful accounts	(1,925)	(131,755)
Provision for slow moving, excess and obsolete inventory	(106,940)	21,411
Depreciation and amortization	37,933	8,130
Stock compensation expense	53,708	97,354
Disposal of property and equipment	—	11,032
Changes in operating assets and liabilities:
Accounts receivable	2,158	155,181
Inventories	106,940	952,311
Prepaid expenses and other current assets	36,629	56,488
Accounts payable and accrued expenses	(43,658)	(324,818)
Deferred distributor revenue	—	(903,253)

Net cash used in operating activities	(1,403,344)	(1,718,554)

Cash flows from investing activities
Purchases of property and equipment	(27,610)	(32,035)
Patent costs	(69,134)	(6,326)
Leasehold improvements	(2,480)	—
License fee	(11,778)	—

Net cash used in investing activities	(111,002)	(38,361)

Cash flows from financing activities
	—	—
Net cash provided by financing activities	—	—

Decrease in cash and cash equivalents	(1,514,346)	(1,756,915)

Cash and cash equivalents—beginning	3,051,420	5,512,974

Cash and cash equivalents—ending	$1,537,074	$3,756,059

The accompanying notes are an integral part of these consolidated financial statements.

3

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND JUNE 30, 2006 (UNAUDITED)

1.         The Company and Basis of Presentation

The Company

Apogee Technology, Inc. and Subsidiary (the “Company” or “Apogee”, “we”, “us”, or “our”) designs, develops and commercializes advanced drug delivery and sensor solutions based upon its proprietary Micro Electromechanical Systems (“MEMS”), nano fabrication and drug delivery technologies. Our Medical Products Group is developing PyraDerm™ an advanced intradermal drug delivery system to meet the needs of patients, health insurers, companies’ developing pharmaceuticals, as well as, governments and international health organizations. We believe PyraDerm™ has advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and non FDA regulated cosmeceutical and nutraceutical active ingredients. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and are planning to start in vivo testing this year to complement positive in vivo results already obtained with vaccines by third party researchers using our delivery technology.  We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support its commercialization. Our business strategy includes: (i) the licensing or selling of our technologies to pharmaceutical or medical device companies; (ii) establish partnerships with pharmaceutical and device companies to commercialize our products; and (iii) developing, producing and marketing our own medical products. Our Sensor Products Group has been focusing on the design, development and marketing of proprietary MEMS/Nanotechnology based sensors for the medical, automotive, industrial and consumer markets. In December 2005, we introduced our first sensor products, a family of miniature pressure sensor die, trademarked under the Sensilica® brand name.  These devices are produced using a novel manufacturing technology that we believe reduces size and cost while improving reliability as compared to alternative MEMS sensor solutions.  We are currently evaluating our sensor products business strategy and exploring opportunities to apply our sensor experience to develop products for the health monitoring market.

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

On October 5, 2005, we completed a transaction with SigmaTel, Inc. (“SigmaTel”) whereby we sold certain assets of our audio division, including the DDX technology and the associated royalties from our license agreement with ST, for approximately $9.78 million. As part of the transition, a significant portion of Apogee’s engineering and marketing staff related to the audio division left Apogee after they were offered positions at SigmaTel. By the terms of a non-compete with SigmaTel, signed in connection with our sale of assets to them, we can no longer compete in the Class D audio/amplifier business for a period of two years. We reorganized our remaining MEMS division into two business groups, the Medical Products Group and the Sensor Products Group. We also closed our sales offices in China, Japan, Taiwan and Hong Kong and terminated our agreements with our independent sales representatives and distributors that supported our audio IC business.   As of June 30, 2007, we are carrying inventory with an original cost of approximately $1.7 million and a net value of zero, after reserves for slow moving, excess and obsolete inventory.  This inventory is available for sale.

Basis of Presentation

Consolidated Financial Statements

The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. All significant intercompany transactions and accounts have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have incurred continuing losses and negative cash flows from operations. Net losses were approximately $1.5 million and negative cash flows from operations were approximately $1.4 million for the six months ended June 30, 2007. This raises substantial doubt about our ability to continue as a going concern without raising additional capital.

We sold certain tangible and intangible assets associated with our audio business in 2005 and has approximately $1.5 million of cash at June 30, 2007. We have reduced, in the short-term, our operating expenses for payroll and related costs, rents and third party consulting fees. We believe that our current working capital and amounts that may be raised to support operations will be sufficient to fund its capital and operational requirements at least through December 31, 2007.  We are actively pursuing various options for additional funding. Also see Footnote 11—Notification from the American Stock Exchange.

The long-term success of Apogee is dependent upon our ability to successfully develop and market our medical device products which are based upon our MEMS technology, to attain profitable operations and raise additional funds as needed for such purposes. There can be no assurance, however, that we will be able to generate sufficient revenue, become profitable or that additional funds will be available to us on acceptable terms, if at all.

2.         Summary of Significant Accounting Policies

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements: Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The following policies apply to our major product sales categories for revenue recognition.

Sales to OEM Customers:  Revenue is recognized under Apogee’s standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped to the customer or the customers’ representative/freight forwarder (shipping terms Ex Works). We have experienced minimal warranty or other returns and based upon historical experience we have recorded a $10,000 provision for such returns.

Apogee records royalty revenue when earned in accordance with the underlying agreement. Royalties are based upon sales of products commercialized from our licensed technology. Consulting revenue is recognized as services are performed in accordance with the terms of the underlying agreements.

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

Inventories

Inventories are stated at the lower of cost on a first-in, first-out basis or market. See Footnote 4 to the financial statements.  This policy requires Apogee to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for our products within a specified time horizon, generally 12 to 24 months.

During the six months ended June 30, 2007, we recorded a recovery of previously reserved provisions for slow moving, excess and obsolete inventory of approximately $107,000 to adjust for current inventory levels.  The inventory as of June 30, 2007, consisting entirely of Apogee held inventory, was approximately $1.707 million before reserves of approximately $1.707 the allowance for slow moving, excess and obsolete inventory.  This compares to inventory at December 31, 2006, net of reserves, of approximately $1.814 million.

 Purchase commitment losses

Apogee accrues for estimated losses on non-cancelable purchase orders of products, which may occur if the future sale price declines below the committed purchase price. There are no outstanding purchase commitments of product inventory and therefore no provision was required at June 30, 2007.

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

Leasehold Improvements/Construction in Progress

Construction in progress consists of costs related to the renovations and construction of a laboratory to be used for the development of medical device products.  On January 3, 2007 we announced the completion of an analytical and formulation laboratory at our headquarters.  Subsequently, all costs previously recorded as Construction in Progress were reclassified to Leasehold Improvements and are being amortized on a straight-line basis over a three-year period.

Patents

Costs incurred to register and obtain patents will be capitalized and amortized on a straight-line basis over their estimated useful lives.  This policy to be formalized once a patent has been approved and placed into service.  During the fiscal year ended December 31, 2006, the Apogee submitted five U. S. patent applications.  Subsequently, in July 2007, we submitted two additional U. S. patent applications.

License Fees

License fees paid to third parties for costs associated with the exclusive rights to their patents are capitalized and are amortized over a four-year period.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Substantially all of our cash is held in high quality money market funds comprised of short-term, fixed income securities earning interest at 4.94% at June 30, 2007.

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

Accounts Receivable

Apogee carries our trade receivables from direct customers less an allowance for doubtful accounts to ensure that trade receivables are carried at net realizable value.  On a periodic basis, we evaluate the collectibility of our accounts receivable on a variety of factors, including length of time receivables are past due, indication of customers’ willingness to pay, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer’s operating results or financial position. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Accounts receivable are generally considered past due if any portion of the receivable balance is outstanding for more than 90 days.  If circumstances related to our customers change, estimates of the recoverability of receivables would be further adjusted.

Fair value of financial instruments

Carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and notes and accounts payable, approximate their fair values due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. We do not hold or issue financial instruments for trading purposes.

Stock Based Compensation

Apogee had a stock-based compensation plan, the 1997 Employee, Director and Consultant Stock Option Plan (“Plan”), which is described below.  This Plan expired as of May 14, 2007.  The Board of Directors is seeking approval of a new stock-based compensation plan, the 2007 Employee, Director and Consultant Option Plan at our Annual Meeting to be held on August 28, 2007.  Prior to fiscal 2006, we accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Compensation costs related to stock options granted at fair value under the Plan were not recognized in the consolidated statements of income.

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

Prior to January 1, 2006, we adopted only the disclosure provisions of SFAS 123(R). It applied APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and related interpretations in accounting for the Plan and did not recognize compensation expense for the Plan.

Effective January 1, 2006, we adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, stock compensation costs recognized beginning January 1, 2006 include (a)  compensation cost for all stock-based compensation payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

Due to the adoption of SFAS 123(R), included in our net loss for the three and six months ended June 30, 2007 were compensation charges of approximately $29,000 and $54,000, respectively.  This compares to approximately $23,000 and $97,000 for same periods in 2006

Accounting for Stock Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options.  The fair values of stock grants are amortized as compensation expense over the options’ vesting period. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flow.

In anticipation of adopting SFAS 123(R), we evaluated the assumptions used in the Black-Scholes model. Apogee continues to calculate the expected volatility based solely on historical volatility. We believe that historical volatility provides the best estimate of future stock price volatility.

The expected term was previously and is currently calculated based on an analysis of vesting periods and contractual life. We believe that this analysis provides a better estimate of option term periods.

Apogee continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends and do not currently intend to pay cash dividends, and thus we have assumed a 0% dividend yield.

As part of the requirements of SFAS 123(R), we are required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

During the six-month period ended June 30, 2007, the stock option activity under our 1997 Employee, Director and Consultant Stock Option Plan is summarized below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,899,100	$4.6512
Granted	84,000	1.1893
Exercised	-0-
Cancelled or expired	(36,000)	6.1793
Outstanding at June 30, 2007	2,947,100	$4.5339	6.0498	$13,361,751

Vested at June 30, 2007	2,519,500	$5.1273	5.5517	$12,918,279

Exercisable at June 30, 2007	2,519,500	$5.1273	5.5517	$12,918,279

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 — 1.69	1,048,900	7.2007	$0.9276	621,300	$0.9276
$2.71 — 6.590	1,299,200	4.7658	$5.4017	1,299,200	$5.4017
$8.45 — 12.15	599,000	6.8194	$8.8883	599,000	$8.8883

Total at June 30, 2007	2,947,100	6.0498	$5.1273	2,519,500	$5.1273

During the six months ended June 30, 2007, Apogee granted options to purchase 84,000 shares of its common stock at a weighted average fair market value of $1.1893.  No options were exercised during the six months ended June 30, 2007.  During the six months ended June 30, 2007, options to purchase 28,500 shares of Apogee common stock vested.  The weighted average fair value of these options was $0.1150.  Total stock-based compensation expense for the six months ended June 30, 2007, was approximately $54,000 compared to approximately $97,400 for the six months ended June 30, 2006.

Recent Accounting Pronouncements

Management does not believe there are any recently issued but not yet effective accounting pronouncements that will have a material effect on our financial statements.

3.         Accounts Receivable

Accounts Receivable at June 30, 2007 and December 31, 2006 are comprised of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Distributor	$2,580	$11,162
Direct customers	19,702	13,279
	$22,282	$24,441

Less allowance for doubtful accounts	$(11,320)	(13,245)

Net accounts receivable	$10,962	$11,196

4.         Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$—	$—
Finished goods held by Apogee	1,707,088	1,814,028
Finished goods held by distributors	—	—

	$1,707,088	$1,814,028
Less allowance for slow moving, excess and obsolete inventory	(1,707,088)	(1,814,028)

Inventory—net	$—	$—

5.         Property and Equipment

Property and equipment at June 30, 2007 and December 31, 2006 are comprised of the following:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Equipment	$164,371	$136,761
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	93,122	22,954

	$312,483	$214,715

Less accumulated depreciation	(108,542)	(97,488)

	$203,941	$117,217

Depreciation expense was $17,435 and $34,008 for the three and six months ended June 30, 2007.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years

Leasehold improvements	Term of lease

6.         Accrued Expenses

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Accrued audit expenses	$45,000	$60,000
Accrued legal expenses	35,000	25,000
Accrued taxes	—	—
Other accrued expenses	72,000	64,000

	$152,000	$149,000

8.         Stockholders’ Equity

Stock Options

During the three months ended June 30, 2007, Apogee awarded certain of its employees options to purchase 58,000 shares, in the aggregate, at an exercise price of $1.15 per share.   These options were granted under the 1997 Employee, Director and Consultant Stock Option Plan. The options granted to these employees vest over five years beginning at the first anniversary of the date of grant.

9.         Related Party Transactions

Apogee rents our facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, we are renting the facility on a month-to-month basis.  In addition, see Footnote 10 — Indemnification Agreements with our Executives.

10.       Indemnification Arrangements with our Executives

Apogee has been assuming and will continue to assume the legal costs and related expenses of Herbert M. Stein, in connection with the civil case in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled  Joseph Shamy v. Herbert M. Stein, case No.: 50 2005 CA 007719 XXXXMB.   To date we have incurred approximately $401,000 toward this indemnification.

11.      Notification from the American Stock Exchange

As reported on our report on Form 8-K dated January 12, 2007, Apogee was notified on January 12, 2007, by the American Stock Exchange (“AMEX”) that AMEX accepted our plan to regain compliance with AMEX continued listing standards, and that Apogee’s listing will be continued pursuant to an extension.

We submitted a plan of compliance to AMEX (the “Plan”) on November 30, 2006, which was amend on December 20, 2006, outlining our operational plan and strategic objectives towards regaining compliance with certain of the AMEX continued listing standards. The Plan was prepared in response to a letter received from AMEX on November 1, 2006, indicating that we no longer met certain continued listing standards.  Apogee continues to not meet the standards as a result of having shareholders’ equity of less than $4 million and losses from continuing operations and/or net losses in three out of its four most recent fiscal years, as is required in Section 1003 (a) (ii) of the Company Guide; and because we are also not in compliance with Section 1003 (a) (iii) of the Company Guide, as we have shareholders’ equity of less than $6 million and losses from continuing operations in our five most recent fiscal years.

We will be subject to periodic review by the AMEX Staff during the extension period, which ends on November 1, 2007. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from the AMEX.

12.      Notification of Complaint by Former Employee

On March 29, 2007 Apogee received a complaint, which had been filed at the Superior Court in Norfolk County, Massachusetts, entitled Michael S. Danielson v. Apogee Technology, Case No. 0700512.  A former Apogee employee initiated the complaint alleging, among other things, that Apogee failed to pay certain bonuses and retirement contributions in connection with a compensatory arrangement concerning the development of certain digital amplifier technology.  The former employee claims unpaid compensation of approximately $155,000 and the request for relief asks for the amount to be trebled, and include costs and attorneys’ fees.  The management of Apogee believes the former employee’s claim to be without merit and we will defend ourselves vigorously against all of the claims asserted in this legal action.

13.     Subsequent Events

On July 26, 2007, Apogee signed a financial advisory agreement whereby Apogee agreed to issue an upfront non-refundable retainer of 65,000 shares of restricted common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three-and six-month periods ended June 30, 2007 and June 30, 2006 should be read in conjunction with the Company’s Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled “Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price” as well as other factors described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, as amended.

OVERVIEW

Apogee designs, develops and commercializes advanced drug delivery and sensor solutions based upon its proprietary Micro Electromechanical Systems (“MEMS”), nano fabrication and drug delivery technologies. Our Medical Products Group is developing PyraDerm™ an advanced intradermal drug delivery system to meet the needs of patients, health insurers, companies’ developing pharmaceuticals, as well as, governments and international health organizations. We believe PyraDerm™ will have advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and non FDA regulated cosmeceutical and nutraceutical active ingredients. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and are planning to start in vivo testing this year to complement positive in vivo results already obtained with vaccines by third party researchers using our delivery technology.  We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support its commercialization. Our business strategy includes: (i) the licensing or selling of our technologies to pharmaceutical or medical device companies, (ii) establish partnerships with pharmaceutical and device companies to commercialize our products and; (iii) develop, have made and market our own medical products. Our Sensor Products Group has been focusing on the design, development and marketing of proprietary MEMS/Nanotechnology based sensors for the medical, automotive, industrial and consumer markets. In December 2005, we introduced our first sensor products, a family of miniature pressure sensor die, trademarked under the Sensilica® brand name.  These devices are produced using a novel manufacturing technology that we believe reduces size and cost while improving reliability as compared to alternative MEMS sensor solutions.  We are currently evaluating our sensor products business strategy and exploring opportunities to apply our sensor experience to develop products for the health monitoring market.

During the three and six months ended June 30, 2007, virtually all of our revenue was derived from the sales of the remaining audio IC inventory.  We expect that future revenue will initially be the result of potential licensing and development revenues resulting from the grant of rights to our intellectual property. In order to support our operations and maintain our AMEX listing, we intend to secure additional funding in 2007. We plan to add a network of direct sales staff, independent sales representatives and distributors to support our medical and sensor products. We currently outsource the manufacturing, assembly and certain testing of our medical and sensor products.

At June 30, 2007, we had an accumulated deficit of approximately $17.1 million, as compared to a deficit of $15.7 million as of December 31, 2006. Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop new medical and sensor product.

As of June 30, 2007 and June 30, 2006, we had 13 employees.

During the three- and six-month periods ended June 30, 2007, we derived approximately 98% and 68% our revenue as a result of sales to two and three customers, respectively.  As of June 30, 2006, Apogee recognized substantially all of the deferred revenue, approximately $452,000, related to two of our former distributors. At December 31, 2005, we had formally terminated these distributor contracts. At June 30, 2006, it was determined that we would have no continuing involvement with these distributors as they related to the former audio IC business. All of the revenue was attributable to the former audio IC division.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three- and six-month periods ended June 30, 2007 and 2006 have been derived from our unaudited financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2007	2006	2007	2006

Statement of Operations Data:
Revenue	$64,997	$340,799	$118,666	$1,326,197
Costs and expenses	(864,423)	(1,409,466)	(1,662,790)	(3,155,995)
Other Income (expenses)	24,068	137,034	55,935	169,163
Net Loss	$(775,358)	$(931,633)	$(1,488,189)	$(1,660,635)

Shares Outstanding	11,968,332	11,968,332	11,968,332	11,968,332

Balance Sheet Data:
Total Assets	$2,093,077	$4,905,755	$2,093,077	$4,905,755
Stockholders’ equity (deficiency)	$1,426,548	$3,976,266	$1,426,548	$3,976,266
Loss per share (basic and fully diluted)	$(0.06)	$(0.08)	$(0.12)	$(014)

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

Total revenue declined by approximately $275,800 or 81% to approximately $65,000 for the three months ended June 30, 2007 from approximately $340,800 for the three months ended June 30, 2006.  Total revenue declined by approximately $1.207 million or 91% to approximately $118,700 for the six months ended June 30, 2007, compared to approximately $1.326 million for the six months ended June 30, 2006.  During the three and six months ended June 30, 2007 and June 30, 2006 substantially all revenue recorded was from the sale of remaining inventory related to the former audio IC business.

Some revenue from the sale of products related to the former audio IC business is expected to continue over the short term as the remaining inventory is sold.  We expect that the decline in our revenues will continue until such time as we are able to generate revenues from the sale of our medical and sensor products.

Cost of Revenue

Cost of revenue decreased as a result of reduced product revenue to $1,199 and $1,415 for the three and six months ended June 30, 2007, respectively, compared to approximately $271,800 and $997,100 for the three and six months ended June 30, 2006. Cost of revenue from our former audio IC business primarily consists of purchased finished semiconductor chips and storage fees associated with warehousing a large portion of our semiconductor products in Asia.  The nominal cost of goods for the three and six months ended June 30, 2007 is a result of our having previously reserved 100% of the remaining from the audio IC business inventory.

Operating Expenses

Research and Development (“R&D”) Expenses

The Company’s research and development (“R&D”) expenses consist primarily of salaries, development material costs, external consulting and service costs related to the design of new products and the refinement of existing products. Research and development expenses were reduced to approximately $375,200 and $619,500 for the three and six months ended June 30, 2007, respectively, compared to approximately $605,700 and $1 million for the three and six months ended June 30, 2006. This decrease of approximately $230,500 or 38% and approximately $380,800 or 38%, respectively, was the result of reduced utilization of third party consultants as well as a reduction in business development expenses and the expensing of development wafers and development mask costs related to our sensor business in 2006.  These decreases were partially offset by increases in human resource and depreciation and amortization expense associated with the amortization of exclusive patent license fees and depreciation of our new laboratory and related equipment.  For the three and six months ended June 30, 2007, expenses incurred from utilization of third party consultants decreased by approximately $40,200 or 35% and $143,000 or 61% to approximately $75,500 and $90,100, compared to approximately $115,700 and $233,100 for the same periods in 2006.

In addition to the reduction in the use of third party consultants, expense reductions in development costs related to the sensor group, less travel and entertainment expense, fewer software expenditures, the Company also closed its facility in Long Island and a laboratory located in Connecticut, which contributed to the overall decrease in R&D expenses.  For the three and six months ended June 30, 2006, we expensed approximately $129,000 in wafers related to our sensor business as well as approximately $53,000 and $63,000, respectively, in developmental mask costs for the same periods.  In addition, business development costs decreased to approximately $4,400 and $4,700 for the three and six months ended June 30, 2007, respectively, compared to approximately $50,500 and $84,600 for the same periods in 2006, representing decreases of approximately $46,000 or 91% and $79,900 or 94%, respectively.

For the three and six month ended June 30, 2007, human resource costs increased by approximately $37,600 or 20% and $40,400 or 11% to approximately $221,400 and $407,200 for the three and six months ended June 30, 2007, respectively, compared to approximately $183,800 and $366,800 for the same periods in 2006.  Depreciation and amortization expense increased approximately $15,300 and $29,700 to approximately $18,800 and $36,200 for the three and six months ended June 30, 2007, respectively, from approximately $3,500 and $6,500 for the same periods in 2006.  For the three and six months ended June 30, 2007, we incurred approximately $25,000 in expense to support in vivo vaccine studies performed by a prominent university.  We anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Selling, General and Administrative (“SG&A”) Expenses

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and selling of the Company’s products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses had included costs related to the operation of Apogee’s Hong Kong and Japan sales offices. Subsequent to the SigmaTel transaction, the Taiwan and China offices were closed. In February 2006 we closed our Hong Kong office and in July 2006 we closed our Japanese office.  General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative (“SG&A”) expenses were approximately $488,000 and $1.042 million for the three and six months ended June 30, 2007, compared to approximately $531,900 and $1.159 million for the three and six months ended June 30, 2006.  This represents a decrease of approximately $43,900 or 8% and $117,000 or 10% for the respective periods.  The decrease in SG&A was attributable primarily to the closing of the Hong Kong and Japanese offices as well as decreased human resource costs, business development and travel and entertainment costs partially offset by increases in professional fees and corporate insurance.

Human resource costs decreased approximately $57,600 or 20% and $131,500 or 22% to approximately $227,100 and $459,000 for the three and six months ended June 30, 2007 compared to approximately $284,700 and $590,500 for the same periods in 2006. This decrease reflects the reduction in staffing and subsequent closing of the Hong Kong and Japanese offices as well as a reduction in the stock compensation expense for the three and six months ended June 30, 2007.  As of June 30, 2007, Apogee employed a total of 13 employees all located in Norwood, Massachusetts.  As of June 30, 2006, we employed a total of 13 employees, 12 domestically with 1 employee located in Japan.

Professional expenses increased by approximately $57,500 or 52% and $114,300 or 47% to approximately $167,100 and $356,900 for the three and six months ended June 30, 2007, compared to approximately $109,600 and $242,600 for the same periods in 2006. Of these increases, approximately $41,500 and $81,800, respectively, were as a result of an increase in legal expenses.  Investor relations and Sarbanes-Oxley consultants accounted for the remaining increase in professional fees.  Legal expenses increased to approximately $117,000 and $249,700 for the three- and six-month period ended June 30, 2007, compared to approximately $75,500 and $168,000 for the three and six months ended June 30, 2006. This increase was as a result of indemnification costs, which were approximately $68,600 and $122,100 for the three and six months ended June 30, 2007, compared to approximately $67,200 and $102,300, respectively, for the three and six months ended June 30, 2006. See Footnote 11 of the financial statements—Indemnification Arrangements with our Executives.  Costs associated with investor relations and Sarbanes-Oxley consultants were approximately $13,500 and $25,300, respectively for the three months ended June 30, 2007.  For the six months ended June 30, 2007 investor relations and Sarbanes Oxley consultants were approximately $29,100 and $38,100, respectively.

Other expenses contributing to the decrease in SG&A were reduced expenses due to the timing of our Annual Meeting which is scheduled for August 28, 2007.  Our 2006 Annual Meeting was held on May 25, 2006 causing the expenses associated with that meeting to be recognized in the quarter ended June 30, 2006.  In addition, nominal reductions in corporate taxes, travel and entertainment and utilities, partially offset by an increase in corporate insurance as a result of our obtaining Directors’ and Officers’ insurance effective as of November 27, 2006, contributed to the overall decrease in SG&A.  For the three and six months ended June 30, 2007, Directors’ and Officers’ insurance expense was $18,200 and $36,400, respectively

Operating expenses are expected to increase over the next few quarters to support our Medical Product and Sensor groups.

Interest Income (Expense)

Interest income includes income from Apogee’s cash and cash equivalents and from investments and expenses related to its financing activities. During the three and six months ended June 30, 2007, we generated interest income of approximately $24,000 and $55,900, respectively, compared to interest income of approximately $54,000 and $107,500 during the same periods in 2006. This decrease in interest income for the three and six months ended June 30, 2007 was primarily due to reduced interest on reduced cash balances as of June 30, 2007.  In addition, during the three and six months ended June 30, 2006 we recorded approximately $84,000 of income as a result of the earn-out in connection with the SigmaTel transaction.

No interest expense was incurred for the three and six months ended June 30, 2007 and 2006.  For the three and six months ended June 30, 2006, we incurred approximately $20,000 in other expense which resulted from a loss on the disposal of fixed assets and additional expenses in connection with the SigmaTel transaction.

Net Loss

Apogee’s net loss for the three months ended June 30, 2007 was approximately $775,400 or $0.06 per basic and diluted common share, compared to a net loss of approximately $931,600 or $0.08 per basic and diluted common share for the three months ended June 30, 2007  For the six months ended June 30, 2007 the Company reported a loss of approximately $1.5 million or $0.12 per basic and diluted common share, compared to a net loss of approximately $1.7 million or $0.14 per basic and diluted common share for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity at June 30, 2007, consisted of approximately $1.5 million in cash and cash equivalents. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Substantially all of our cash is held in high quality money market funds comprised of short-term, fixed income securities earning interest at 4.94% at June 30, 2007. This compares to approximately $3.1 million in cash and cash equivalents as of December 31, 2006. In addition, as of June 30, 2007, we had working capital of approximately $914,000 compared to working capital of approximately $3.4 million at June 30, 2006.  As of June 30, 2007 and June 30, 2006 we had no debt.

Net cash used in operating activities for the six-month period ended June 30, 2007 decreased to approximately $1.4 million compared to approximately $1.7 million in the six-month period ended June 30, 2006. The decrease was primarily due to a decrease operating expenses as a result of decreased spending following the closing of the Hong Kong and Japanese offices.

As of June 30, 2007, reserves for slow moving, excess and obsolete inventory was at 100% of the remaining inventory related to the former audio IC business.  This compares to inventory, net of reserves of approximately $354,200 as of June 30, 2006.  Net accounts receivable was approximately $10,900 at June 30, 2007, down from approximately $102,300 at June 30, 2006.  As of June 30, 2007 we had reserves against bad debt of approximately $11,300 compared to a reserve of $13,200 as of June 30, 2006. Given the quality of current accounts receivable, we believe that the remaining reserve is sufficient at this time.

Net cash used in investing activities for the six months ended June 30, 2007 was approximately $111,000, compared to approximately $38,400 for the six months ended June 30, 2006.  As previously reported, on January 3, 2007 we announced the completion of our state-of-the-art laboratory to be used to develop advanced drug delivery systems.  Along with the laboratory we completed renovations to the entire facility.  In addition, during the six-month period ended June 30, 2007, we supported the filing and prosecution of our existing patent applications as well as prepared two new patent applications related to our medical device group.  Subsequently, in July 2007 we filed these two patent applications.

No cash was provided by financing activities for the six months ended June 30, 2007 and June 30, 2006.

We believe that cash flow from operations as well as the funds from the audio division sale will be sufficient to support operation and fund its capital requirements at least through December 31, 2007.  Apogee will require additional funding and we are currently reviewing our capital needs and exploring alternatives to accomplish our funding goals.  We will require additional capital to conduct the research and development activity needed to support our medical device and sensor businesses.  Also see Footnote 12 of the financial statements—Notification from the American Stock Exchange.

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

Inventory

Apogee states its inventory at the lower of cost (first-in, first-out) or market. This policy requires that we make certain estimates regarding the market value of the inventory, including an assessment of excess or obsolete inventory. In the recent past, Apogee had determined excess and obsolete inventory based on estimated future demands and estimated selling prices for our products within a specified time frame, which was generally 12 months. The estimates used for expected demand were also used for short-term capacity planning and inventory purchasing and were consistent with revenue forecasts. Our entire current inventory is associated with our former audio business. We have chosen to expense our sensor die and sensor packaged products until such time as we have material results from this business. We are still in the research and developmental phase of our medical products business and thus do not have any related inventory. As of June 30, 2007 we have approximately $1.7 million of inventory related to our former audio IC business that has been 100% reserved and has no carrying value on our balance sheet. This compares to inventory at December 31, 2006, of approximately $1.8 million of audio IC inventory which had been 100% reserved and carried no value on the balance sheet.

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

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

As of June 30, 2007, we had stockholders’ equity of approximately $1.4 million, an accumulated deficit of approximately $17.1 million and working capital of approximately $914,300. We had a net loss of approximately $775,400 and $1.5 million for the three and six months ended June 30, 2007. In the fiscal year ended December 31, 2006, we recorded net loss of approximately $3.0 million. We will need to generate revenue to sustain profitability and positive cash flow. Our ability to generate future revenue and sustain profitability depends on a number of factors, many of which are described throughout this risk factor section, including our ability to develop and generate revenues from the sales of our sensor and medical device products, which are at a very early stage of development. We cannot assure you when, if ever, we will generate meaningful revenues from the sales of these products under development. If we are unable to achieve and sustain profitability, the Company’s share price would likely decline.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We do not intend to update any of the forward-looking statements after the date of this report to conform such statements to actual results except as required by law. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully consider that information before you make an investment decision. You should review carefully the risks and uncertainties identified in this report and in the Company’s Annual Report on Form 10-KSB, as amended.

ITEM 3—CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

 ITEM 1—LEGAL PROCEEDINGS

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

APOGEE TECHNOLOGY, INC.

Date: August 14, 2007	By:	/s/ Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: August 14, 2007	By:	/s/ Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial Officer and Vice President of Finance
(principal financial officer and principal accounting officer)

FORM-10-QSB

JUNE 30, 2007

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32	Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.