Form 10QSB
period 2007-09-30
APOGEE TECHNOLOGY INC
filed 2007-11-14
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of November 1, 2007, there 12,033,332 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE

PERIODS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1 -	Financial Statements
Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2006 (audited)
Consolidated Statements of Operations and Accumulated Deficit for the Three and Nine Months Ended September 30, 2007 and September 30, 2006 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and September 30, 2006 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -	Controls and Procedures

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 -	Defaults Upon Senior Securities

Item 4 -	Submission of Matters to a Vote of Security Holders

Item 5 -	Other Information

Item 6 -	Exhibits

Signatures

PART I                 FINANCIAL INFORMATION

 Item 1                     Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$793,533	$3,051,420
Accounts receivable, net of allowance for doubtful accounts of $11,320 in 2007 and $13,245 in 2006, respectively	4,994	11,196
Inventories, net	—	—
Prepaid expenses and other current assets	59,016	69,465

Total current assets	857,543	3,132,081

Property and equipment, net	192,265	117,217

Other assets
Patents	294,344	208,703
Exclusive licensing, net	28,218	22,574
Construction in progress	—	90,642

	$1,372,370	$3,571,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$598,697	$710,187

Total current liabilities	598,697	710,187

Commitments and Contingencies	—	—

Stockholders’ equity
Preferred stock, par value $0.0001 per share; 5,000,000 shares authorized, none issued and outstanding.
Common stock, $.01 par value; 40,000,000 shares authorized, 12,033,332 issued and outstanding at September 30, 2007 and 20,000,000 shares authorized, 11,968,332 issued and outstanding at December 31, 2006.	120,333	119,683
Additional paid-in capital	18,509,598	18,396,909
Accumulated deficit	(17,856,258)	(15,655,562)

Total stockholders’ equity	773,673	2,861,030
	$1,372,370	$3,571,217

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2007	2006	2007	2006

Revenues
Product sales	$13,601	$509,015	$132,268	$1,833,961
Royalties	—	—	—	1,250

	13,601	509,015	132,268	1,835,211

Costs and expenses
Product sales	12	354,160	1,427	1,351,248
Research and development	304,899	421,189	924,404	1,421,501
Selling, general and administrative	489,022	816,508	1,530,893	1,975,102

	793,933	1,591,857	2,456,724	4,747,851

Operating loss	(780,332)	(1,082,842)	(2,324,456)	(2,912,640)

Other (expense) income

SigmaTel earn-out	—	299,090	—	383,198
Interest/other expense	—	(1,754)	—	(24,205)
Interest income	67,825	46,346	123,760	153,852

	67,825	343,682	123,760	512,845

Net loss	(712,507)	(739,160)	(2,200,696)	(2,399,795)

Accumulated deficit - beginning	(17,143,751)	(14,345,194)	(15,655,562)	(12,684,559)

Accumulated deficit - ending	$(17,856,258)	$(15,084,354)	$(17,856,258)	$(15,084,354)

Basic and diluted loss per common share	$(0.06)	$(0.06)	$(0.18)	$(0.20)

Weighted average common shares outstanding - basic and diluted	11,993,060	11,968,332	11,976,665	11,968,332

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006

Cash flows from operations
Net loss	$(2,200,696)	$(2,399,795)
Adjustments to reconcile net income (loss)to net cash used in operating activities:
Provision for doubtful accounts	(1,925)	(131,755)
Provision for slow moving, excess and obsolete inventory	(136,327)	(27,504)
Depreciation and amortization	57,108	12,894
Stock compensation expense	77,592	348,698
Disposal of property and equipment	—	13,201
Changes in operating assets and liabilities:
Accounts receivable	8,127	(136,278)
Inventories	136,327	1,355,468
Prepaid expenses and other current assets	46,197	100,854
Accounts payable and accrued expenses	(111,491)	(188,501)
Deferred distributor revenue	—	(1,337,022)
Deferred contract revenue	—	(72,686)

Net cash used in operating activities	(2,125,088)	(2,462,426)

Cash flows from investing activities
Purchases of property and equipment	(33,130)	(36,851)
Patent costs	(85,641)	(22,065)
Leasehold improvements	(2,250)	—
License fee	(11,778)	—

Net cash used in investing activities	(132,799)	(58,916)

Cash flows from financing activities
	—	—

Net cash provided by financing activities	—	—

Decrease in cash and cash equivalents	(2,257,887)	(2,521,342)

Cash and cash equivalents—beginning	3,051,420	5,512,974

Cash and cash equivalents—ending	$793,533	$2,991,632

Non cash investing and financing activities
Issuance of 65,000 shares of Common Stock for services	(35,750)	—

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006 (UNAUDITED)

1.         The Company and Basis of Presentation

The Company

Apogee Technology, Inc. and Subsidiary (the “Company” or “Apogee”, “we”, “us”, or “our”) designs, develops and commercializes advanced drug delivery and sensor devices and systems. Our Medical Products Group is developing PyraDerm™ an advanced intradermal drug delivery system to meet the needs of patients, health insurers, companies’ developing pharmaceuticals, as well as, governments and international health organizations. We believe PyraDerm™ has advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and other pharmaceuticals. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and have started in vivo testing to complement positive in vivo results already obtained with vaccines by third party researchers using our delivery technology.  We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support its commercialization. Our business strategy includes: (i) the licensing or selling of our technologies to pharmaceutical or medical device companies; (ii) establish partnerships with pharmaceutical and device companies to commercialize our products; and (iii) developing, producing and marketing our own medical products. Our Sensor Products Group is developing and marketing -proprietary Micro-Electromechanical Systems (“MEMS”) and Nanotechnology based pressure sensors for the medical, automotive, industrial and consumer markets under the Sensilica® brand name.  These devices are produced using a novel manufacturing technology that we believe reduces size and cost while improving reliability as compared to alternative MEMS sensor designs. In August 2007, we announced an expansion of our sensor business to include the development of IntellaPAL™, an innovative sensor based monitoring system designed to improve the security, independence and quality of life for the elderly and their families. IntellaPAL™ will utilize a wireless sensor module and advanced software processing to continuously measure a range of health characteristics and automatically notify responders when specified conditions are detected. In addition, the system will provide monitored data online so that approved caregivers will be able to assist in the early identification of certain health characteristics. The Company believes its development strategy will support the introduction of IntellaPAL™ home monitoring products and services during the second half of 2008.

From 1981 until 1995, Apogee Acoustics Incorporated (“Acoustics”) engineered, manufactured, and marketed high quality, patented ribbon loudspeaker systems for use in home audio and video entertainment systems. In 1987 Apogee Technology, Inc. was organized as a Delaware corporation and operated through its wholly owned subsidiary, Acoustics. We discontinued our loudspeaker business in 1994 and utilized our audio experience on the development of the worlds’ first all-digital, high efficiency audio amplifier integrated circuits (“IC”), which we trademarked as Direct Digital Amplification or DDX®. We transitioned our business to take advantage of the patent we received in 1991 for related technology and to pursue the market opportunity created by the industry adoption of digital audio transmission, recording and playback. In 1999, we released our first IC products, and subsequently released a total of over 25 IC products. In addition to our IC product sales, we also licensed DDX technology to several IC companies, including STMicroelectronics NV (“ST”), one of the world’s largest semiconductor companies. Under this licensing agreement with ST, Apogee developed and provided intellectual property to be used in royalty bearing products produced by ST.

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

On October 5, 2005, we completed a transaction with SigmaTel, Inc. (“SigmaTel”) whereby we sold certain assets of our audio division, including the DDX technology and the associated royalties from our license agreement with ST, for approximately $9.78 million. As part of the transition, a significant portion of Apogee’s engineering and marketing staff related to the audio division left Apogee after they were offered positions at SigmaTel. We reorganized our remaining MEMS division into two business groups, the Medical Products Group and the Sensor Products Group. We also closed our sales offices in China, Japan, Taiwan and Hong Kong and terminated our agreements with our independent sales representatives and distributors that supported our audio IC business.   As of September 30, 2007, we are carrying inventory with an original cost of approximately $1.68 million and a net value of zero, after reserves for slow moving, excess and obsolete inventory.  This inventory is available for sale.

Basis of Presentation

Consolidated Financial Statements

The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. All significant intercompany transactions and accounts have been eliminated.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have incurred continuing losses and negative cash flows from operations. Net losses were approximately $2.2 million and negative cash flows from operations were approximately $2.2 million for the nine months ended September 30, 2007. Given our net losses and negative cash flows from operations, we will not be able to continue as a going concern without raising additional capital.

We have approximately $794,000 of cash at September 30, 2007. We have reduced, in the short-term, our operating expenses for payroll and related costs, rents and third party consulting fees. We believe that our current working capital and amounts that may be raised to support operations will be sufficient to fund our capital and operational requirements through December 31, 2007.  We are actively pursuing various options for additional funding. Also see Footnote 10 — Notification from the American Stock Exchange.

The long-term success of Apogee is dependent upon our ability to successfully develop and market our medical device products which are based upon our MEMS technology, to attain profitable operations and to raise additional funds as needed for such purposes. There can be no assurance, however, that we will be able to generate sufficient revenue, become profitable or that additional funds will be available to us on acceptable terms, if at all.

The consolidated balance sheet as of September 30, 2007 and the consolidated statements of income and cash flow for the three and nine months ended September 30, 2007 and 2006 are unaudited. The unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-QSB. Such financial statements do not include all of the information and disclosures required for audited financial statements. In the opinion of our management, the unaudited interim financial statements have been prepared on the same basis as our audited financial statements and include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of our balance sheet, results of operations and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of the results that can be expected for any other interim period or any fiscal year.

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

During the nine months ended September 30, 2007, we recorded a recovery of previously reserved provisions for slow moving, excess and obsolete inventory of approximately $136,000 to adjust for current inventory levels.  The inventory as of September 30, 2007, consisting entirely of Apogee held inventory, was approximately $1.68 million before reserves of approximately $1.68 million, the allowance for slow moving, excess and obsolete inventory.  This compares to inventory at December 31, 2006, net of reserves, of approximately $1.81 million.

 Purchase commitment losses

We accrue for estimated losses on non-cancelable purchase orders of products, which may occur if the future sale price declines below the committed purchase price. There are no outstanding purchase commitments of product inventory and therefore no provision was required at September 30, 2007.

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

Patents

Costs incurred to register and obtain patents will be capitalized and amortized on a straight-line basis over their estimated useful lives, once a patent has been approved and placed into service.  During the fiscal year ended December 31, 2006, we submitted five U. S. patent applications. In July 2007 we submitted two additional U. S. patent applications.

License Fees

License fees paid to third parties for costs associated with the exclusive rights to their patents are capitalized and are amortized over a four-year period.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Substantially all of our cash is held in high quality money market funds comprised of short-term, fixed income securities earning interest at 4.97% at September 30, 2007.

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

Accounts Receivable

We carry our trade receivables from direct customers less an allowance for doubtful accounts to ensure that trade receivables are carried at net realizable value.  On a periodic basis, we evaluate the collectibility of our accounts receivable on a variety of factors, including length of time receivables are past due, indication of customers’ willingness to pay, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when we become aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer’s operating results or financial position. If the financial condition of a customer were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  Accounts receivable are generally considered past due if any portion of the receivable balance is outstanding for more than 90 days.  If circumstances related to our customers change, estimates of the recoverability of receivables would be further adjusted.

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

Stock Based Compensation

Apogee had a stock-based compensation plan, the 1997 Employee, Director and Consultant Stock Option Plan (the “1997 Plan”), which is described below. This 1997 Plan expired as of May 14, 2007. At our Annual Meeting held on August 28, 2007, the shareholders approved the adoption of a new stock-based compensation plan, the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Prior to fiscal 2006, we accounted for the 1997 Plan under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Compensation costs related to stock options granted at fair value under the 1997 Plan were not recognized in the consolidated statements of income.

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

Prior to January 1, 2006, we adopted only the disclosure provisions of SFAS 123(R). It applied APB Opinion No. 25, “Accounting For Stock Issued To Employees”, and related interpretations in accounting for the 1997 Plan and did not recognize compensation expense for the 1997 Plan.

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

Due to the adoption of SFAS 123(R), included in our net loss for the three and nine months ended September 30, 2007 were compensation charges of approximately $24,000 and $78,000, respectively. This compares to approximately $251,000 and $349,000 for same periods in 2006.

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

During the nine-month period ended September 30, 2007, the stock option activity under our 1997 Plan and 2007 Plan are summarized below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,899,100	$4.6512
Granted	110,000	1.0831
Exercised	-0-
Cancelled or expired	(150,000)	1.6797
Outstanding at September 30, 2007	2,859,100	$4.6698	6.0764	$13,351,491

Vested at September 30, 2007	2,456,500	$5.2670	5.6341	$12,938,479

Exercisable at September 30, 2007	2,456,500	$5.2670	5.6341	$12,938,479

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.625 — 1.69	960,900	7.8828	$1.0506	558,300	$1.0685
$2.71 — 6.590	1,299,200	4.5139	$5.4017	1,299,200	$5.4017
$8.45 — 12.15	599,000	6.5675	$8.8883	599,000	$8.8883

Total at September 30, 2007	2,859,100	6.0764	$4.6698	2,456,500	$5.2671

During the nine months ended September 30, 2007, Apogee granted options to purchase 110,000 shares of its common stock at a weighted average fair market value of $0.7470.  During the nine months ended September 30, 2007, options to purchase 114,000 shares of Apogee common stock expired. No options were exercised during the nine months ended September 30, 2007.  During the nine months ended September 30, 2007, options to purchase 89,100 shares of Apogee common stock vested.     The weighted average fair value of these options was $0.8494.  Total stock-based compensation expense for the nine months ended September 30, 2007 was approximately $78,000, compared to approximately $349,000 for the nine months ended September 30, 2006.

Recent Accounting Pronouncements

Management does not believe there are any recently issued but not yet effective accounting pronouncements that will have a material effect on our financial statements.

3.         Accounts Receivable

Accounts Receivable at September 30, 2007 and December 31, 2006 are comprised of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Distributor	$7,178	$11,162
Direct customers	9,136	13,279
	$16,314	$24,441

Less allowance for doubtful accounts	$(11,320)	(13,245)

Net accounts receivable	$4,994	$11,196

4.         Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Raw materials	$—	$—
Finished goods held by Apogee	1,677,700	1,814,028
Finished goods held by distributors	—	—

	$1,677,700	$1,814,028
Less allowance for slow moving, excess and obsolete inventory	(1,677,700)	(1,814,028)

Inventory—net	$—	$—

5.         Property and Equipment

Property and equipment at September 30, 2007 and December 31, 2006 are comprised of the following:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Equipment	$169,891	$136,761
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	22,954

	$317,773	$214,715

Less accumulated depreciation	(125,508)	(97,488)

	$192,265	$117,217

Depreciation expense was approximately $10,000 and $28,000 for the three and nine months ended September 30, 2007.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years

Leasehold improvements	Term of lease

6.         Accrued Expenses

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Accrued audit expenses	$49,500	$60,000
Accrued legal expenses	—	25,000
Accrued taxes	—	—
Other accrued expenses	12,400	64,000

	$61,900	$149,000

7.         Stockholders’ Equity

Stock Options

During the three months ended September 30, 2007, we awarded certain of our employees’ options to purchase 26,000 shares, in the aggregate, at an exercise price of $0.74 per share.   These options were granted under the 2007 Plan. The options granted to these employees vest over five years beginning at the first anniversary of the date of grant.

Common Stock

On July 26, 2007, we signed a consulting agreement pursuant to which we issued 65,000 shares of our common stock in a private transaction, exempt from registration under section 4(2) of the Securities Act of 1933, as amended, (the “Securities Act”) as an upfront non-refundable retainer as partial compensation to a financial advisor and exclusive placement agent in connection with a possible financing transaction.

8.         Related Party Transactions

We rent our facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, we are renting the facility on a month-to-month basis.  In addition, see Footnote 9 — Indemnification Agreements with our Executives.

9.       Indemnification Arrangements with our Executives

Apogee has been assuming and will continue to assume the legal costs and related expenses of Herbert M. Stein, in connection with the civil case in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled  Joseph Shamy v. Herbert M. Stein, case No.: 50 2005 CA 007719 XXXXMB.   To date we have incurred approximately $460,000 toward this indemnification.

10.      Notification from the American Stock Exchange

As reported on our report on Form 8-K dated January 12, 2007, Apogee was notified on January 12, 2007, by the American Stock Exchange (“AMEX”) that AMEX accepted our plan to regain compliance with AMEX continued listing standards, and that Apogee’s listing will be continued pursuant to an extension.

We submitted a plan of compliance to AMEX on November 30, 2006, as amended on December 20, 2006, which outlined our operational plan and strategic objectives towards regaining compliance with certain of the AMEX continued listing standards (the “AMEX Plan”). The AMEX Plan was prepared in response to a letter received from AMEX on November 1, 2006, indicating that we no longer met certain continued listing standards.  We continue to not meet the standards as a result of having shareholders’ equity of less than $4 million and losses from continuing operations and/or net losses in three out of its four most recent fiscal years, as is required in Section 1003 (a) (ii) of the Company Guide; because we are also not in compliance with Section 1003 (a) (iii) of the Company Guide, as we have shareholders’ equity of less than $6 million and losses from continuing operations in our five most recent fiscal years; and on September 26, 2007 we were notified that we did not meet Section 1003(a)(i), of the AMEX Company Guide due to the fact that we had shareholders’ equity of less than $2,000,000 and losses from continuing operations and/or net losses in two of our three most recent fiscal years. Because we were already subject to 1009 of the Company Guide, the AMEX did not impose any new requirements, nor were we required to take any additional steps in connection with our efforts to address non-compliance with the continued listing standards related to stockholders’ equity.

As reported on our report on Form 8-K dated November 8, 2007, we were notified by a letter from the American Stock Exchange on November 2, 2007 that the AMEX PLAN period had expired without our having regained compliance with the relevant continued listing standards. As a result, the staff of the AMEX notified us of their intent to remove our common stock from the AMEX by filing a delisting application with the Securities and Exchange Commission (the “SEC”) pursuant to Section 1009(d) of the AMEX Company Guide (the “Company Guide”), and Rule 12d2-2 of the Securities Exchange Act of 1934, as amended.

We are actively exploring alternatives to accomplish our funding goals to demonstrate to AMEX that we can regain and maintain compliance with the relevant continued listing standards in the Company Guide. In addition, we have appealed the determination by the staff of the AMEX and requested an oral hearing in accordance with Sections 1203 and 1009(d) of the Company Guide. At the discretion of the AMEX, our common stock will continue to trade on the AMEX during the appeal period.

11.      Settlement of Complaint by Former Employee

On March 29, 2007 Apogee received a complaint, which had been filed at the Superior Court in Norfolk County, Massachusetts, entitled Michael S. Danielson v. Apogee Technology, Case No. 0700512.  A former Apogee employee initiated the complaint alleging, among other things, that Apogee failed to pay certain bonuses and retirement contributions in connection with a compensatory arrangement concerning the development of certain digital amplifier technology.  The former employee had claimed unpaid compensation of approximately $155,000 and the request for relief asked for the amount to be trebled, and include costs and attorneys’ fees. On September 13, 2007 we reached a settlement with the former employee for total compensation of $40,000 to the former employee, consisting of $25,000 unpaid compensation and $15,000 for attorney fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three-and nine-month periods ended September 30, 2007 and September 30, 2006 should be read in conjunction with the Company’s Financial Statements and related Notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled “Certain Risk Factors That May Affect Future Results of Operations And Our Common Stock Price” as well as other factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as amended.

OVERVIEW

We design, develop and commercialize advanced drug delivery and sensor systems based upon its proprietary Micro Electromechanical Systems (“MEMS”), nano fabrication and drug delivery technologies. Our Medical Products Group is developing PyraDerm™ an advanced intradermal drug delivery system to meet the needs of patients, health insurers, companies’ developing pharmaceuticals, as well as, governments and international health organizations. We believe PyraDerm™ has advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and other pharmaceuticals. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and have started in vivo testing to complement positive in vivo results already obtained with vaccines by third party researchers using our delivery technology.  We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support its commercialization. Our business strategy includes: (i) the licensing or selling of our technologies to pharmaceutical or medical device companies; (ii) establish partnerships with pharmaceutical and device companies to commercialize our products; and (iii) developing, producing and marketing our own medical products. Our Sensor Products Group is developing and marketing proprietary Micro-Electromechanical Systems (“MEMS”) and Nanotechnology based pressure sensors for the medical, automotive, industrial and consumer markets under the Sensilica® brand name.  These devices are produced using a novel manufacturing technology that we believe reduces size and cost while improving reliability as compared to alternative MEMS sensor designs. In August 2007, we announced an expansion of our sensor business to include the development of IntellaPAL™, an innovative sensor based monitoring system designed to improve the security, independence and quality of life for the elderly and their families. IntellaPAL™ will utilize a wireless sensor module and advanced software processing to continuously measure a range of health characteristics and automatically notify responders when specified conditions are detected. In addition, the system will provide monitored data online so that approved caregivers will be able to assist in the early identification of certain health characteristics. The Company believes its development strategy will support the introduction of IntellaPAL™ home monitoring products and services during the second half of 2008.

During the three and nine months ended September 30, 2007, virtually all of our revenue was derived from the sale of our remaining audio IC inventory.  We expect that future revenue will initially be the result of potential licensing and development revenues resulting from the grant of rights to our intellectual property. In order to support our operations and regain full compliance with all sections of the Amex Company Guide in order to have our common stock relisted on the AMEX, we intend to secure additional funding in by the end of 2007. We plan to add a network of direct sales staff, independent sales representatives and distributors to support our medical and sensor products. We currently outsource the manufacturing, assembly and certain testing of our medical and sensor products.

At September 30, 2007, we had an accumulated deficit of approximately $17.9 million, as compared to a deficit of $15.7 million as of December 31, 2006. Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop new medical and sensor product. Since October 5, 2005 our net losses result primarily from the research and development in our two current business lines.

Due to enhanced research and development efforts, as of September 30, 2007 we had 14 employees compared to 11 as of September 30, 2006.

During the three- and nine-month periods ended September 30, 2007, we derived approximately 81% and 61% our revenue as a result of sales to two customers and one customer, respectively.  As of September 30, 2006, Apogee recognized all of the deferred revenue related to six of our former distributors. At December 31, 2005, we had formally terminated these distributor contracts. At September 30, 2006 it was determined that we would have no continuing involvement, under the terms of a distributor agreement, with these distributors as they related to the audio business. All of the revenue was attributable to the former audio IC division.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three- and nine-month periods ended September 30, 2007 and 2006 have been derived from our unaudited financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2007	2006	2007	2006

Statement of Operations Data:
Revenue	$13,601	$509,015	$132,268	$1,835,211
Costs and expenses	(793,933)	(1,591,857)	(2,456,724)	(4,747,851)
Other Income (expenses)	67,825	343,682	123,760	512,845
Net Loss	$(712,507)	$(739,160)	$(2,200,696)	$(2,399,795)

Shares Outstanding	12,033,332	11,968,332	12,033,332	11,968,332

Balance Sheet Data:
Total Assets	$1,372,370	$4,047,799	$1,372,370	$4,047,799
Stockholders’ equity (deficiency)	$773,673	$3,488,450	$773,673	$3,488,450
Loss per share (basic and fully diluted)	$(0.06)	$(0.06)	$(0.18)	$(0.20)

 RESULTS OF OPERATIONS OF THE COMPANY

Revenue

We have traditionally derived our revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to original equipment manufacturers or sell through point of sale (“POS”) by distributors. All such shipments are fulfilled from our contracted warehouse in Hong Kong or from our Norwood, Massachusetts office and are reported net of returns; (2) royalty revenue, which formerly consisted of royalties paid by STMicroelectronics, which have now been sold as part of the transaction with SigmaTel and (3) consulting income related to contractual services or development activities for third parties. We may, in the future, receive royalties under its remaining audio licensing agreements and from new agreements contemplated under its two new business groups. See Footnote 2 of the financial statements.  We anticipate that future revenue streams will come from both our sensor and medical device businesses, generally in the form of strategic alliances or arrangements with development or marketing partners, direct product sales and distribution arrangements.  We envision the future of our medical devices as (i) licensing or selling our technologies to pharmaceutical or medical device companies; (ii) establishing partnerships with pharmaceutical and device companies to commercialize our products; and (iii) developing, producing and marketing our own medical products. Whereas the future of our sensor business will be to develop, produce and market our own sensor products.

Total revenue declined by approximately $495,000 or 97% to approximately $14,000 for the three months ended September 30, 2007 from approximately $509,000 for the three months ended September 30, 2006.  Total revenue declined by approximately $1.703 million or 93% to approximately $132,000 for the nine months ended September 30, 2007, compared to approximately $1.835 million for the nine months ended September 30, 2006. During the three and nine months ended September  30, 2007 and September 30, 2006 substantially all revenue recorded was from the sale of remaining inventory related to our former audio IC business.

Nominal revenue from the sale of products related to the former audio IC business is expected to continue over the short term as the remaining inventory is sold.  We expect that the decline in our revenues will continue until such time as we are able to generate revenues from the sale of our medical and sensor products.

Cost of Revenue

Since substantially all of the revenue recorded was from products related our former audio IC business and had previously been fully reserved at 100%, virtually no cost of revenue was recorded for the three months ended September 30, 2007. For the nine months ended September 30, 2007 cost of revenue decreased as a result of reduced product revenue by approximately $1.350 million or 100% to $1,427. This compared to approximately $354,000 and $1.351 million for the three and nine months ended September 30, 2006. Cost of revenue from our former audio IC business primarily consists of purchased finished semiconductor chips and storage fees associated with warehousing a large portion of our semiconductor products in Asia.  The nominal cost of goods for the nine months ended September 30, 2007 is a result of our having previously reserved 100% of the remaining from the audio IC business inventory.

Operating Expenses

Research and Development (“R&D”) Expenses

Our research and development (“R&D”) expenses consist primarily of salaries, development material costs, external consulting and service costs related to the design of new products and the refinement of existing products. Research and development expenses were reduced to approximately $305,000 and $924,000 for the three and nine months ended September 30, 2007, respectively, compared to approximately $421,000 and $1.4 million for the three and nine months ended September 30, 2006. This decrease of approximately $116,000 or 28% and approximately $497,000 or 35%, respectively, was the result of reduced utilization of third party consultants as well as a reduction in business development expenses and the expensing of development wafers and development mask costs related to our sensor business in 2006.  These decreases were partially offset by increases in human resource and depreciation and amortization expense associated with the amortization of exclusive patent license fees and depreciation of our new laboratory and related equipment. For the three and nine months ended September 30, 2007, expenses incurred from utilization of third party consultants decreased by approximately $130,000 or 74% and $273,000 or 67% to approximately $45,000 and $135,000, compared to approximately $175,000 and $408,000 for the same periods in 2006.

In addition to the reduction in the use of third party consultants, expense reductions in development costs related to the sensor group, less travel and entertainment expense, fewer software expenditures, we also closed its facility in Long Island and a laboratory located in Connecticut, which contributed to the overall decrease in R&D expenses. For the three and nine months ended September 30, 2006, we expensed approximately $17,000 and $146,000, respectively, in wafers related to our sensor business as well as approximately $64,000 in developmental mask costs for the three and nine months ended September 30, 2006. In addition, during the three and nine months ended September 30, 2007 we incurred minimal business development expenses. This compares to approximately $6,000 and $90,000 for the same periods in 2006.

For the three and nine month ended September 30, 2007, human resource costs increased by approximately $37,000 or 20% and $77,000 or 14% to approximately $218,000 and $625,000, respectively, compared to approximately $181,000 and $548,000 for the same periods in 2006. Depreciation and amortization expense increased approximately $15,000 and $45,000 to approximately $18,000 and $54,000 for the three and nine months ended September 30, 2007, respectively, from approximately $3,000 and $9,000 for the same periods in 2006. For the three and nine months ended September 30, 2007, we incurred approximately $24,000 in expense to support in vivo immunization studies performed by a prominent organization. We anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Selling, General and Administrative (“SG&A”) Expenses

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and selling of our products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses had included costs related to the operation of Apogee’s Hong Kong and Japan sales offices. Subsequent to the SigmaTel transaction, the Taiwan and China offices were closed. In February 2006 we closed our Hong Kong office and in July 2006 we closed our Japanese office.  General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative (“SG&A”) expenses were approximately $489,000 and $1.5 million for the three and nine months ended September 30, 2007, compared to approximately $817,000 and $2.0 million for the three and nine months ended September 30, 2006. This represents a decrease of approximately $327,000 or 40% and $444,000 or 22% for the respective periods. The decrease in SG&A was attributable primarily to the closing of the Hong Kong and Japanese offices as well as decreased human resource costs, business development and travel and entertainment costs partially offset by increases in professional fees and corporate insurance.

Human resource costs decreased approximately $260,000 or 54% and $415,000 or 38% to approximately $218,000 and $677,000 for the three and nine months ended September 30, 2007 compared to approximately $478,000 and $1.092 million for the same periods in 2006. This decrease reflects the reduction in staffing and subsequent closing of the Hong Kong and Japanese offices as well as a reduction in the stock compensation expense for the three and nine months ended September 30, 2007.  For the three and nine months ended September 30, 2007, stock compensation expense decreased approximately $231,000 or 96% and $247,000 or 88% to approximately $10,000 and $34,000, respectively, compared to approximately $241,000 and $281,000 for the same periods in 2006. As of September 30, 2007, we employed a total of 14 employees all located in Norwood, Massachusetts.  As of September 30, 2006, we employed a total of 11 employees, 1 located in New York and 10 located in Norwood, Massachusetts.

Professional expenses decreased by approximately $89,000 or 35% to approximately $168,000  for the three months ended September 30, 2007, compared to approximately $257,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, professional expenses increased approximately $26,000 or 5% to approximately

$525,000 for the nine months ended September 30, 2007, compared to approximately $499,000 for the same period in 2006. Legal and accounting expenses decreased for both the three and nine months ended September 30, 2007 compared to the same periods in 2006. For the three and nine months ended September 30, 2007, legal expenses decreased by approximately $110,000 or 53% and $28,000 or 8%, to approximately $96,000 and $346,000, respectively, compared to approximately $206,000 and $374,000 for the same periods in 2006. For the three and nine months ended September 30, 2007 legal expenses incurred as a result of costs increased to approximately $60,000 and $181,000, respectively, compared to approximately $55,000 and $157,000, respectively, for the same periods in 2006. See Footnote 9 of the financial statements—Indemnification Arrangements with our Executives.

Despite the overall decrease in legal costs during the quarter ended September 30, 2007, legal costs may rise significantly in the future. We have been informed that an investigation by the SEC, which began during the period of our restatement, is ongoing.  We continue to cooperate with the investigation and comply with requests as they arise. However, there is no assurance that the concerns of the SEC can be resolved in a fashion acceptable to us.  See Risk Factors—Risks Related to Our Business.

Decreases in our legal and accounting expenses were partially offset by cost increases in investor relations and Sarbanes Oxley consultants. Costs associated with investor relations and Sarbanes Oxley consultants were approximately $30,000 and $9,000, respectively, for the three months ended September 30, 2007. For the three months ended September 30, 2006, costs associated with Sarbanes Oxley Consultants were approximately $13,000 with no expense incurred in investor relations. For the nine months ended September 30, 2007, investor relations and Sarbanes Oxley consultants were approximately $59,000 and $47,000, respectively. For the nine months ended September 30, 2006, costs associated with Sarbanes Oxley Consultants were approximately $15,000 with no expense incurred in investor relations.

In addition, nominal reductions in corporate taxes, travel and entertainment media relations and communications expense, partially offset by an increase in corporate insurance as a result of our obtaining Directors’ and Officers’ insurance effective as of November 27, 2006, contributed to the overall decrease in SG&A. For the three and nine months ended September 30, 2007, Directors’ and Officers’ insurance expense was approximately $18,000 and $55,000, respectively.

Operating expenses are expected to increase over the next few quarters to support our Medical Product and Sensor groups.

Interest Income (Expense)

Interest income includes income from our cash and cash equivalents and from investments and expenses related to its financing activities. During the three and nine months ended September 30, 2007, we generated interest income of approximately $14,000 and $69, 000, respectively, compared to interest income of approximately $46,000 and $154,000 during the same periods in 2006. This decrease in interest income for the three and nine months ended September 30, 2007 was primarily due to reduced interest on reduced cash balances as of September 30, 2007. In addition, during the three and nine months ended September 30, 2006 we recorded approximately $299,000 and $383,000, respectively, of income as a result of the earn-out in connection with the SigmaTel transaction.  Finally, during the three months and nine months ended September 30, 2007 we recorded miscellaneous income of approximately $54,000 consisting of approximately $47,000 as a result of our recognizing an unclaimed deposit customer deposit held over two year. Attempts to refund the money to this Asian company failed and subsequently the company was sold. In addition, approximately $5,600 tax refunds received from Massachusetts and New York tax agencies.

No interest expense was incurred for the three and nine months ended September 30, 2007 and 2006.  For the three and nine months ended September 30, 2006, we incurred approximately $2,000 and $22,000, respectively, in other expense which resulted from a loss on the disposal of fixed assets and additional expenses in connection with the SigmaTel transaction.

Net Loss

Our net loss for the three months ended September 30, 2007 was approximately $713,000 or $0.06 per basic and diluted common share, compared to a net loss of approximately $739,000 or $0.06 per basic and diluted common share for the three months ended September 30, 2006. For the nine months ended September 30, 2007 we reported a loss of approximately $2.2 million or $0.18 per basic and diluted common share, compared to a net loss of approximately $2.4 million or $0.20 per basic and diluted common share for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity at September 30, 2007, consisted of approximately $794,000 in cash and cash equivalents. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Substantially all of our cash is held in high quality money market funds comprised of short-term, fixed income securities earning interest at 4.97% at September 30, 2007. This compares to approximately $3.1 million in cash and cash equivalents as of December 31, 2006. In addition, as of September 30, 2007, we had working capital of approximately $259,000 compared to working capital of approximately $2.8 million at September 30, 2006.  As of September 30, 2007 and September 30, 2006 we had no debt.

Net cash used in operating activities for the nine-month period ended September 30, 2007 decreased to approximately $2.2 million compared to approximately $2.5 million in the nine-month period ended September 30, 2006. The decrease was primarily due to a decrease operating expenses as a result of decreased spending following the closing of the Hong Kong and Japanese offices.

As of September 30, 2007 and September 30, 2006, reserves for slow moving, excess and obsolete inventory was at 100% of the remaining inventory related to the former audio IC business. Net accounts receivable was approximately $5,000 at September 30, 2007, down from approximately $389,000 at September 30, 2006.  As of September 30, 2007 we had reserves against bad debt of approximately $11,000 compared to a reserve of $13,000 as of September 30, 2006. Given the quality and amount of current accounts receivable, we believe that the remaining reserve is sufficient at this time.

Net cash used in investing activities for the nine months ended September 30, 2007 was approximately $133,000, compared to approximately $59,000 for the nine months ended September 30, 2006.  As previously reported, on January 3, 2007 we announced the completion of our state-of-the-art laboratory to be used to develop advanced drug delivery systems.  Along with the laboratory we completed renovations to the entire facility. In addition, during the nine-month period ended September 30, 2007, we supported the filing and prosecution of our existing patent applications,  as well as, the filing of two new patent applications in July 2007, all of which related to our medical device group.

No cash was provided by financing activities for the nine months ended September 30, 2007 and September 30, 2006. On July 26, 2007, we signed a consulting agreement pursuant to which we issued 65,000 shares of our common stock in a private transaction, exempt from registration under the Securities Act as an upfront non-refundable retainer as partial compensation to a financial advisor and exclusive placement agent in connection with a possible financing transaction.

We believe that cash flow from operations as well as the funds from the audio division sale will be sufficient to support operation and fund its capital requirements through December 31, 2007.  Apogee requires additional funding and we are currently reviewing our capital needs and actively exploring alternatives to accomplish our funding goals.  We will require additional capital to conduct the research and development activity needed to support our medical device and sensor businesses.  Also see Footnote 10 of the financial statements—Notification from the American Stock Exchange.

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

Inventory

Apogee states its inventory at the lower of cost (first-in, first-out) or market. This policy requires that we make certain estimates regarding the market value of the inventory, including an assessment of excess or obsolete inventory. In the recent past, Apogee had determined excess and obsolete inventory based on estimated future demands and estimated selling prices for our products within a specified time frame, which was generally 12 months. The estimates used for expected demand were also used for short-term capacity planning and inventory purchasing and were consistent with revenue forecasts. Our entire current inventory is associated with our former audio business. We have chosen to expense our sensor die and sensor packaged products until such time as we have material results from this business. We are still in the research and developmental phase of our medical products business and thus do not have any related inventory. As of September 30, 2007 we have approximately $1.68 million of inventory related to our former audio IC business that has been 100% reserved and has no carrying value on our balance sheet. This compares to inventory at December 31, 2006, of approximately $1.8 million of audio IC inventory which had been 100% reserved and carried no value on the balance sheet.

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

Contractual Arrangements

We have no contractual arrangements as of September 30, 2007.

RISK FACTORS

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Aside from those risks discussed below, there have been no material changes to the risk factors included in our Annual Report on Form 10-KSB, as amended, for the fiscal year December 31, 2006.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

As of September 30, 2007, we had stockholders’ equity of approximately $738,000, an accumulated deficit of approximately $17.9 million and working capital of approximately $259,000. We had a net loss of approximately $712,000 and $2.2 million for the three and nine months ended September 30, 2007. In the fiscal year ended December 31, 2006, we recorded net loss of approximately $3.0 million. We need to generate revenue or obtain financing to continue operations. Our ability to generate future revenue and achieve profitability depends on a number of factors, many of which are described throughout this risk factor section, including our ability to develop and generate revenues from the sales of our sensor and medical device products, which are at a very early stage of development. We cannot assure you when, if ever, we will generate meaningful revenues from the sales of these products under development. If we are unable to generate revenue or obtain financing, our share price will likely decline.

WE NEED TO RAISE ADDITIONAL CAPITAL IN ORDER TO CONTINUE OUR OPERATIONS AND TO PERFORM RESEARCH AND DEVELOPMENT TO BUILD OUR BUSINESS - THE NECESSARY CAPITAL MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

Because we have historically had losses and only a limited amount of cash has been generated from operations, we have funded our operating activities to date primarily from the sale of securities and the sale of certain assets to SigmaTel. In order to continue to fund the operation and development of our business, we will need additional capital, either through the sale of securities or through the sale of assets. We cannot be certain that any such financing or asset sales will be available on acceptable terms, or at all. Moreover, additional financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants. If we sell assets that are currently used in the conduct of our business, those assets would no longer be available to us as a potential source of revenue generation, as was the case with our October 5, 2005 sale of assets. We have reduced, in the short-term, our operating expenses for payroll and related costs, rents and professional fees amongst others, in order to conserve resources for the operation of our business. We believe that our current working capital and amounts that may be raised to support operations will be sufficient to fund our capital and operational requirements at least through December 31, 2007. If we cannot raise sufficient additional capital by December 31, 2007, through means available to us, it would adversely affect our ability to achieve our business objectives and we may be required to further curtail operations.

AS A RESULT OF OUR NEED TO RAISE ADDITIONAL CAPITAL AND DUE TO OUR SMALL SIZE ANY REGULATORY INVESTIGATION, LITIGATION OR ADMINISTRATIVE ACTION IMPOSES RISK ON US.

Many companies have legal actions that arise in the ordinary course of business; we are no different in this regard. However, given our limited number of personnel, current capitalization and stage of development after the sale of our audio business to SigmaTel, legal actions or regulatory investigations that occur in the ordinary course of business, or otherwise, may be more challenging for us than for other companies. Even if successfully defended, lawsuits, regulatory investigations or administrative actions may be costly, may divert management attention and resources from the operation of our business, and may therefore adversely affect our financial condition and results of operations. If not successfully defended, any regulatory investigation, litigation or administrative action may adversely affect our financial condition and results of operations. See Management’s Discussion and Analysis—Results of Operation of the Company—Operating Expenses—Selling General and Administrative Expenses.

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

As our business continues to evolve into a life science company in the research and development phase, rather than a company involved in the manufacture and distribution of loudspeaker and IC solutions, the Audit Committee reviews our accounting and auditing procedures to satisfy itself that the correct standards are being employed for our evolving business and to address an ongoing investigation by the Securities and Exchange Commission that began during the period of our restatement. We continue to cooperate fully with the investigation and comply with requests as they arise. However, there is no assurance that the concerns of the staff of the Commission can be resolved in a fashion acceptable to us.

RISKS RELATED TO OUR COMMON STOCK

WE DO NOT MEET THE LISTING REQUIREMENTS OF THE AMERICAN STOCK EXCHANGE, AND ARE SUBJECT TO A DELISTING PROCEEDING THAT BEGAN ON NOVEMBER 2, 2007. IF WE ARE UNABLE TO REGAIN FULL COMPLIANCE DURING THE APPEAL PROCESS, WE MAY BE DELISTED FROM THE AMEX.

Our common stock is quoted on the AMEX. In order to continue to be included in the AMEX, we must regain full compliance with the AMEX maintenance criteria. As our shareholders’ equity was approximately $738,000 as of September 30, 2007 as of this report, we are not in compliance with Section 1003 (a) (i), of the Company Guide, Section 1003 (a) (ii) of the Company Guide or Section 1003 (a) (iii) of the Company Guide due to the low value of its shareholders’ equity.

In accordance with the original AMEX notice, we submitted a plan to AMEX prior to December 1, 2006 and a subsequent revision on December 20, 2006, advising of the actions we have taken, or would take, to bring Apogee into compliance certain sections of the Company Guide within a maximum of 12 months. This actions set forth in the plan did not come to fruition as intended and the plan period ended on November 1, 2007 without regaining compliance.  Apogee is appealing the delisting proceedings, however, there can be no assurance that Apogee will be able to stay the delisting or regain full compliance with all of the sections of the Company Guide set forth above. See Footnote 10 of the financial statements - Notification from the American Stock Exchange.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Also, Apogee’s management may make forward-looking statements orally or in writing to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statements. Forward-looking statements might include one or more of the following:

· anticipated financing activities;

· anticipated strategic alliances or arrangements with development or marketing partners;

· anticipated research and product development results;

· projected development and commercialization timelines;

· descriptions of plans or objectives of management for future operations, products or services;

· forecasts of future economic performance; and

· descriptions or assumptions underlying or relating to any of the above items.

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts or events. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “opportunity”, “plan”, “potential”, “believe” or words of similar meaning. They may also use words such as “will”, “would”, “should”, “could” or “may”.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We do not intend to update any of the forward-looking statements after the date of this report to conform such statements to actual results except as required by law. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully consider that information before you make an investment decision. You should review carefully the risks and uncertainties identified in this report and in our most recent Annual Report on Form 10-KSB, as amended.

ITEM 3 – CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures. Our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are adequate and effective to ensure that material information relating to Apogee was made known to them by others, particularly during the period in which this Quarterly Report on Form 10-QSB was being prepared.

(b)   Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

 ITEM 1 - LEGAL PROCEEDINGS

From time to time, we may be a party to various legal proceedings arising in the ordinary course of our business.  If and when these proceedings arise, we are committed to vigorously defending itself in any such legal actions.

As previously reported, on March 29, 2007 we received a complaint, which had been filed at the Superior Court in Norfolk County, Massachusetts, entitled Michael S. Danielson v. Apogee Technology, Case No. 0700512.  A former employee of ours alleged, among other things, that we failed to pay certain bonuses and retirement contributions in connection with a compensatory arrangement concerning the development of certain digital amplifier technology.  The former employee claimed unpaid compensation of approximately $155,000 and the request for relief asks for the amount to be trebled, and include costs and attorneys’ fees.

A settlement was reached with the former employee for a total payment of $40,000 to the former employee, consisting of $25,000 unpaid compensation and $15,000 for attorney fees. On September 13, 2007, pursuant to Mass R. Civ. P. 41(a)(1), a Stipulation of Dismissal with Prejudice was filed with the Superior Court of Norfolk County, Massachusetts whereby the parties agreed and stipulated to the dismissal of action with prejudice and with a full and complete waiver of all rights of appeal.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 26, 2007, we signed a consulting agreement whereby we issued 65,000 shares of common stock in a private transaction, exempt from registration under the Securities Act, as an upfront non-refundable retainer as partial compensation to a financial advisor and exclusive placement agent in connection with a possible financing transaction.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company was held on August 28, 2007. The following matters were voted upon:

(1)

Mr. Herbert M. Stein was elected by a plurality of the shares entitled to vote at the meeting to serve as a Director of the Company to hold office until the annual meeting of the Corporation in 2010. This proposal was approved with 9,811,067 votes for the proposal, 93,521 votes against the proposal and no abstentions.

(2)

The shareholders approved the Amendment to the Amended and Restated Certificate of Incorporation increasing the number of Common Stock authorized from 20,000,000 to 40,000,000. This proposal was approved with 9,562,175 votes for the proposal, 316,322 votes against the proposal, 26,090 abstentions and no broker non-votes.

(3)

The shareholders approved the Amendment to the Amended and Restated Certificate of Incorporation creating 5,000,000 shares of undesignated Preferred Stock, which will mean that this Preferred Stock will have rights and preferences to be determined in the future by, and in the sole discretion of, the Board of Directors. This proposal was approved with 7,154,719 votes for the proposal, 496,167 votes against the proposal, 2,770 abstentions and 2,250,933 broker non-votes.

(4)

The shareholders approved the adoption of a new Stock Option Plan, the 2007 Employee, Director and Consultant Stock Option Plan. This proposal was approved with 7,212,789 votes for the proposal, 434,667 votes against the proposal, 6,200 abstentions and 2,250,933 broker non-votes.

(5)

The shareholders ratified the appointment of Miller Wachman LLP as the registered independent public accountants for the Company for the fiscal year ending December 31, 2007. This proposal was approved with 9,813,870 votes for the proposal, 74,440 votes against the proposal, 16,278 abstentions and no broker non-votes.

(6)	Following the annual meeting, the Company’s Board of Directors consisted of: Mr. Craig A. Dubitsky, Mr. Arthur S. Reynolds, Mr. Herbert M. Stein, Ms. Sheryl B. Stein and Mr. Alan W. Tuck.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

(a) Exhibits:

See Exhibit Index below.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

Date: November 14, 2007	By:	/s/ Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: November 14, 2007	By:	/s/ Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial Officer and Vice President of Finance
(principal financial officer and principal accounting officer)

FORM-10-QSB

SEPTEMBER 30, 2007

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment of the Certificate of Incorporation of Apogee Technology, Inc. as filed with the Secretary of State of the State of Delaware on August 29, 2007.

10.1	2007 Employee, Director and Consultant Stock Plan.

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32	Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.