Form 10KSB
period 2007-12-31
APOGEE TECHNOLOGY INC
filed 2008-03-31
CIK 823876

Use these links to rapidly review the document
INDEX
ANNUAL REPORT ON FORM 10—KSB LIST OF FINANCIAL STATEMENTS YEAR ENDED DECEMBER 31, 2007 APOGEE TECHNOLOGY, INC. NORWOOD, MASSACHUSETTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

APOGEE TECHNOLOGY, INC.
(Name of small business issuer in its charter)

Commission File No: 000-30656

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3005815 (I.R.S. Employer Identification No.)
129 MORGAN DRIVE NORWOOD, MASSACHUSETTS (Address of principal executive offices)	02062 (Zip Code)
Registrant's telephone number, including area code: (781) 551-9450
Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.01 par value per share

        Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

        Check whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        State issuer's revenue for the most recent year: $150,172

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on March 14, 2008, based on the last sale (closing) price of the common stock on the OTC Bulletin Board stock market of $0.85 per share on such date was $6,767,161.

        The number of outstanding shares of the registrant's Common Stock, $.01 par value per share, as of March 14, 2008 was 11,968,332.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-KSB: Certain information required in Part III of this Annual Report on Form 10-KSB is incorporated from the Registrant's Proxy Statement which we intend to file within 120 days after our fiscal year ended December 31, 2007.

        Transitional Small Business Disclosure Format: Yes ☐    No ☒

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

        This document and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Also, Apogee's management may make forward-looking statements orally or in writing to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statements. Forward-looking statements might include one or more of the following:

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts or events. They use words such as "anticipate", "estimate", "expect", "project", "intend", "opportunity", "plan", "potential", "believe" or words of similar meaning. They may also use words such as "will", "would", "should", "could", or "may".

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E, as amended, of the Securities Exchange Act of 1934, as amended. We do not intend to update any of the forward-looking statements after the date of this report to conform such statements to actual results except as required by law. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully consider all available information about Apogee before you make an investment decision. You should review carefully the risks and uncertainties identified in this Annual Report on Form 10-KSB.

PART I

Item 1.    DESCRIPTION OF BUSINESS.

Corporate Overview

        Apogee Technology, Inc., ("Apogee", "we", "us" or "our") is developing PyraDerm™, a proprietary intradermal drug delivery system for vaccines and other pharmaceuticals that we intend to market to pharmaceutical and medical device companies. We are also engaged in the development of IntellaPAL™, a proprietary sensor based health monitoring systems for the elderly care and other markets that we intend to manufacture and market to individuals and health organizations. Our two major business activities are organized under our Life Science Group and our Health Monitoring Group.

        Our Life Science Group is developing PyraDerm an advanced intradermal drug delivery systems to meet the needs of patients, health insurers, companies developing pharmaceuticals, as well as, governments and international health organizations. PyraDerm is designed to be a low-cost, effective, painless delivery system that can be self administered and easily stored while potentially providing pharmaceutical companies an extended patent position for their current drug formulations. We are currently evaluating the feasibility of PyraDerm by performing in vitro tests with model drugs and conducting in vivo trials with Hepatitis B and Pandemic Influenza vaccine antigens. In August 2007, we entered into a service agreement with Vaccine and Infectious Disease Organization, or VIDO, to investigate the potential of our delivery approach in immunization studies using large animals. VIDO is one of the world's leaders in the research and development of vaccine and immunotherapeutic technologies for both human and animal diseases. In October, we announced a research agreement with St. Jude Children's Research Hospital. The research group at St. Jude is recognized as a leader in the public health and epidemiology and is especially known for their expertise in the area of influenza vaccines. We believe that this collaboration is an important step in advancing our technology in the field of vaccines, including those to prevent diseases posing global public health threat, such as pandemic influenza. In particular, we are interested in studying technologies that can potentially provide better shelf-life of vaccines and 'antigen sparing.' Antigens are the main component of vaccines. Technologies that reduce the required antigen dose would allow a greater number of vaccine doses to be manufactured, which is especially important for vaccines against pandemic influenza. Upon the successful completion of our in vitro and in vivo studies we intend to pursue licensing or partnership agreements for multiple product applications with pharmaceutical or medical device companies interested in our drug delivery systems and technologies.

        Our Health Monitoring Group is applying our experience and knowledge in sensor technology, electronics engineering, software and wireless connectivity to develop intelligent sensor based health monitoring systems. Our initial research and development focus is on an Intelligent Personal Assist Link monitoring system, or IntellaPAL, that we believe will lower care costs while improving the security, independence and quality of life for the rapidly growing elderly population, disabled persons and their families. Current monitoring systems, known as Personal Emergency Response Systems, or PERS, consist of a wearable pendant that includes a panic button that when pressed will initiate a phone call to emergency services or a call center. Our product strategy is to add sensors, advanced software and web based data services to the basic PERS system thereby providing enhanced detection and monitoring of health conditions. Our intention is to create a system whereby if a critical condition is detected in the user, the system would automatically alert responders even if the user is unconscious or otherwise unable to initiate a call for help. We believe that our novel continuous health monitoring approach could enable improved diagnosis and treatments thereby lowering costs of ongoing care. We intend to market IntellaPAL directly to the elderly and their caregivers and generate revenue from monthly service fees. We have developed IntellaPAL prototypes and are planning to conduct our first product trials during the second quarter of 2008 in conjunction with a leading research organization.

        We are also developing and commercializing advanced Micro-Electrical Mechanical Systems, or MEMS, based pressures sensor devices. In December 2005, we introduced our first sensor products, a family of miniature pressure sensor die, trademarked under the Sensilica® brand name. These devices are produced using a novel manufacturing technology that we believe reduces size and cost while improving reliability as compared to alternative MEMS sensor solutions. A redesign was initiated in 2007 in conjunction with our manufacture's transition from six inch to an eight inch wafer fabrication facility and we now expect new Sensilica devices in April of 2008.

History

        Apogee was organized as a Delaware corporation in 1987, and initially operated through its wholly owned subsidiary, Apogee Acoustics Incorporated, or Acoustics. Acoustics engineered, manufactured, and marketed high quality, high-end patented ribbon loudspeaker systems for use in home audio and video entertainment systems. This technology was considered so innovative that a pair of Apogee loudspeakers is on display at the Smithsonian Museum.

        We discontinued our loudspeaker business in 1994 and utilized our audio experience on the development of the worlds' first all-digital, high efficiency audio amplifier integrated circuits, or ICs, which we trademarked as Direct Digital Amplification or DDX®. We transitioned our business to take advantage of the patent we received in 1991 for related technology and to pursue the market opportunity created by the industry adoption of digital audio transmission, recording and playback. In 1999, we released our first DDX IC and subsequently released over twenty additional DDX ICs. In addition to our IC product sales, we also licensed DDX technology to several IC companies, including STMicroelectronics NV, or ST, one of the world's largest semiconductor companies. In conjunction with ST our principal licensee, DDX technology became the market standard and over 35 million DDX ICs were sold in the first 4 years to consumer electronic companies such as Sony, Sharp, Samsung, LG, Philips, RCA and Zenith. During the growth of this business, we won the Deloitte Technology Fast 50 award in 2003 as the second fastest and 2004 as the fastest growing technology company in New England.

        In May 2004, in order to expand our technology base and to further diversify our product and market opportunities, we acquired a portfolio of MEMS and nanotechnology intellectual property, trade secrets and know-how developed by Standard MEMS, Inc. MEMS are devices produced using high volume IC manufacturing techniques that include both electrical circuits and microscopic mechanical systems. During this time, we also hired employees from the former Standard MEMS, Inc. and established a MEMS Division that we subsequently consolidated into our Norwood headquarters. Since this acquisition, we have been using this acquired know-how plus additional technologies to develop MEMS and nanotechnology based drug delivery and sensor products.

        On October 5, 2005, we sold our audio IC business, including the DDX technology and the associated royalties from our license agreement with ST to SigmaTel, Inc., or SigmaTel, for approximately $9.4 million plus a one-year earn-out that subsequently amounted to $383,000. After the sale, we reorganized our remaining MEMS division into two major business groups, the Medical Products Group and the Sensor Products Group. We also closed our sales offices in China, Japan, Taiwan and Hong Kong and terminated our agreements with our independent sales representatives and distributors.

        In 2007, the majority of our revenue was derived from the sale of the remaining DDX IC inventory. We expect that future revenue will initially be the result of licensing and development related revenues resulting from the grant of rights to our intellectual property. In order to support our operations, we intend to secure additional funding in 2008. As more of our products reach the commercialization stage, we plan to add a network of direct sales staff, independent sales representatives and distributors to support the sales of our health monitoring and sensor products. We presently outsource certain manufacturing, assembly and testing of our drug delivery, health monitoring and sensor products.

        Apogee maintains an Internet site at http://www.apogeebio.com. The information contained on our Internet site is not incorporated by reference in this report and it should not be considered part of this report. Apogee's Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

Life Science Group Business Overview

Background

        The drug delivery market is driven by the needs of patients, health insurers, companies' developing pharmaceuticals as well as governments and international health organizations. Patients' desire drug delivery systems that are inexpensive, easy to use, can be self applied, are painless and do not require any special storage or handling. We believe health insurers desire similar standards in drug delivery systems to reduce treatment cost and difficulties associated with drug delivery. If such goals are realized, the ancillary benefits could be higher efficacy, as a result of improved patient compliance, and wider self-administration avoiding the cost and inconvenience of doctor or hospital visits. We believe pharmaceutical companies desire delivery systems that improve efficacy, are safe, reduce side effects and the associated liabilities, and have the potential to extend the patent life of drugs to protect market position. Similarly, we believe that both government and international health organizations desire low cost drug delivery systems that can be applied without the need of health care professionals and can be easily stored and distributed efficiently.

        We believe that existing drug delivery methods of parenteral (i.e. intra muscular, subcutaneous and intra venous injection), oral, nasal, and transdermal do not meet all of the needs or stated goals for existing and emerging therapies. For example, protein drugs do not lend themselves to oral delivery because of poor bioavailability. Consequently, these drugs are delivered parenterally by health care professionals resulting in increased costs and reduced patient compliance. Traditional transdermal patches cannot be used to deliver large molecule drugs because they will not penetrate the skin under normal conditions. In order to overcome this problem, drug delivery companies are developing active transdermal systems that use electrical forces (iontophoresis), chemical enhancers and microporation methods, which include; RF energy, lasers, thermal energy and microneedles.

PyraDerm Solution

        Our PyraDerm delivery system consists of an array of microneedles covered in a solid-state drug formulation that can be utilized to deliver drugs into the skin. We apply micro-fabrication techniques to create our microneedle arrays using biocompatible materials. We have developed unique methodologies to precisely coat our microneedles with a solid-state polymer drug formulation. Our coating is designed to work with various types of drugs, improve drug or vaccine shelf-life, and to have a desired release profile, for example, to dissolve rapidly or in a prolonged manner, to meet specific drug delivery requirements.

        We believe PyraDerm offers several advantages over competitive transdermal delivery technologies (listed above) and non-transdermal systems for vaccines, small dose high potency protein drugs and other active ingredients. We also believe that our technology has the potential to enhance the delivery rate of certain small molecule drugs compared to existing passive transdermal systems or patches. When compared with other active transdermal systems that utilize electrical/thermal/RF/laser energy or particle ablation, we believe our system will be lower in cost, safely disposable and will have the potential for self-administration. In addition, our system is designed to deliver certain large molecule drugs that, at present, cannot be delivered using iontophoresis-based transdermal systems (transdermal delivery by repulsive electromotive force). Compared to parenteral delivery methods that are painful, we believe our solution has the potential to reduce or eliminate pain, be easier to store, safer to dispose and self-administered. In addition, our system may even provide improved efficacy for vaccines. Compared to oral administration, our approach avoids the digestion system thereby potentially reducing side effects and improving the bioavailability for specific drugs.

        A summary of the advantages we perceive from our delivery technologies are presented below along with a table summarizing why we believe our PyraDerm system addresses important medical needs.

  Micro Needle Design:    We believe the advantages of our microneedle array designs are that: (i) the length/design of our micro needles can be precisely manufactured using biocompatible materials to meet the needs of the optimal drug delivery depth in the skin, (ii) the design can be tailored to deliver both small and large molecule drugs as well as microencapsulated drug; and (iii) our design approach utilizes manufacturing methods that can be scaled to high volume production to meet cost goals.

  Drug Delivery Formulations:    We are developing novel solid-state polymer/drug formulations to coat our microneedle arrays with the goal of dissolving and releasing bio-active compounds or drugs in a controlled manner. We currently have rights to patents and have filed patent applications on polymer formulations for use in drug delivery, targeted applications and related manufacturing processes. We believe the advantages of these technologies are:

    •
    Drug Stability/Shelf Life:  We have demonstrated in laboratory tests that our solid-state drug formulations improve the stability of certain biologically active compounds as compared to liquid formulations. This advantage could provide a longer shelf-life without loss of efficacy, while at the same time simplifying and reducing the cost of transport and storage.

    •
    Controlled Release:  We have demonstrated in laboratory tests that our formulation technology can be customized to meet the needs of specific drug time release requirements. Our system can include both water-soluble polymers, which generally results in quick drug release and hydrophobic biodegradable polymers, which provide more prolonged drug release profiles.

    •
    Dose Control:  We have demonstrated in laboratory tests that our proprietary microneedle coating process provides for high efficiency of drug incorporation to minimize losses, or wasted bio-active material, and that a precise dose of drug can be applied reliably.

Drug Delivery Needs	PyraDerm Design Advantages
Patient
Few Side Affects	-	May avoid side effects associated with oral delivery
Safe	-	Single use
	-	Lower probability of needle sticks
	-	Less chance of accidental overdose
Painless and no Needles	-	Minimal or no pain due to size of microneedles
	-	Patient friendly and easy to use applicator
No Hospital or Doctor Visits	-	Self administration limits need for doctor and hospital visits

Health Insurers
Reduce Current and Future Treatment	-	Low cost design
Cost of Patient	-	Designed for higher efficacy (vaccines) potentially reducing need for multiple administrations
	-	Self administration limits cost of doctor/hospital visits
	-	Painless and easy delivery improves compliance and patient realizes the benefits of enhanced compliance
Government/World Health Organizations
Low Treatment Cost	-	Low cost design
Long term storage/Ease of Transport	-	Solid-state formulation may provide extended shelf life and minimizes need of refrigerated storage and transport
Rapidly Deployable	-	Self administration—no health care professionals required
Disposable/No Reuse/Contamination	-	Single use for no cross contamination
	-	Easier to dispose
	-	All of the drug is consumed no disposal abuse
Pharmaceutical Companies
Higher Efficacy	-	Targeted intradermal delivery of vaccines may lead to higher immune responses (more effective vaccines), dose sparing, and potentially new vaccines
Improved Safety/Less Side Affects	-	No potential for needle reuse and cross contamination
	-	No gastric tract related side affects
	-	Less chance of accidental overdose with the single use design
Extend Patent Life	-	Solid-state drug formulation and intradermal delivery may extended drug patent life
Release Control	-	Solid-state drug formulation has potential to be customized for rapid or prolonged release
Targeted Delivery	-	Delivery to targeted area of skin possible
Platform Design for Wide Use	-	Potentially suitable for vaccines, high potency large molecule drugs and active ingredients

Market Opportunities

        We believe that the advantages of PyraDerm's design: targeted intradermal delivery, self-administration and controlled release may have particular benefits for the delivery of vaccines, small dose high potency protein based therapeutics and the delivery of non-pharmaceutical active ingredients as summarized below.

  Vaccines:    Today most vaccines are delivered by painful intramuscular injection, even though below the top layer of the skin are cells whose function is to facilitate the body's protective immune response mechanism. PyraDerm is designed to deliver vaccines to the skin layer rich in such cells thereby potentially increasing efficacy over intramuscular injection. This targeted approach may have the potential to reduce the vaccine dose required for an effective immunization. In addition, new vaccines that currently do not meet efficacy requirements using an intramuscular injection may be viable using PyraDerm thus expanding market opportunities. Because our delivery system is designed to be self-administered, vaccines can be deployed rapidly to a large population in the event of a flu outbreak or a bioterrorism attack. The anticipated stability of our solid-state formulation will have benefits for the viability and utility of such vaccines.

  The vaccine market is well established and had worldwide sales of $10 billion in 2006 and is projected, by a leading research firm, to grow to $24 billion by 2012. We believe that emerging vaccines, such as for pandemic flu, cancer and bioterrorism, will be driving most of the vaccine market growth over the next 10 years. Over 80 million doses of flu vaccine are administered in the United States on an annual basis

  Protein/Polypeptide Drugs:    Protein and polypeptide therapeutics are among the most effective treatments available today for certain diseases. These large molecule pharmaceuticals can be a challenge to deliver orally because they are usually inactivated during digestion and therefore are typically administered parenterally. The need for professional administration of these therapies is one of the challenges limiting their acceptance and market growth. For the protein drugs that only require a small dosage, PyraDerm may offer the following potential advantages:

    •
    painless self administration thereby avoiding the need for a hospital or doctors visit,

    •
    simplified storage and extended product shelf life of large molecule drugs, and

    •
    extension to the patent life of specific drugs through the adoption of a new transdermal formulation protecting pharmaceutical market share and product revenue.

  There currently are more than 40 marketed peptide/protein based drugs for the treatment of diseases such as diabetes, osteoporosis, hepatitis and cancer. The U.S. market in 2003 was $9 billion for peptides and $37 billion for proteins. The total market for these therapies combined is expected to grow to $90 billion by 2010.

  Non-Pharmaceutical Active Ingredients:    With the aging of the population there is an increasing interest in health and beauty. This market need is driving the development of more effective treatments such as cosmeceutical products that do more than cosmetics, which often just mask conditions. Because of this trend, the cosmeceutical portion of the $7 billion US skin care market has grown from 50% in 2001 to over 60% in 2005. We believe PyraDerm has the following potential benefits for the delivery of non-pharmaceutical active ingredients.

    •
    improved delivery effectiveness,

    •
    improved preservation of active ingredients increasing product shelf life and efficacy,

    •
    enhanced control over the active ingredient release to meet specific application requirements, and

    •
    ease and convenience of use.

Government Regulation

        Drug delivery products require FDA approval for many of the applications discussed above before they can be sold in the United States. If these products are marketed abroad, they will also be subject to export requirements as well as to regulation by foreign governments. The FDA administers the Federal Food, Drug and Cosmetic Act, the FFDCA, and has adopted regulations to administer the FFDCA. These regulations include policies that: i) govern the introduction of new medical devices, drugs, and excipients; ii) require observing certain standards and practices in the manufacture and labeling of medical devices; and iii) require medical device and drug companies to maintain certain records and report related deaths, serious injuries and certain malfunctions to the FDA. The FDA approval process can last several years before a product can be marketed and sold. Because of these regulations we have retained experienced FDA consultants to support our research and development efforts.

Our Business Strategy

        Upon the successful completion of in vitro and in vivo evaluation of PyraDerm we intend to pursue licensing/development or partnership agreements with pharmaceutical companies. We do not intend to enter clinical trials with PyraDerm due to the significant cost and time associated with the FDA approval process. Under a licensing/development agreement with a pharmaceutical company we would provide rights to our intellectual property for specific applications in exchange for license fees, milestone payments and/or royalties tied to product sales. Under a partnership agreement we would jointly invest in the product development and share on some basis the resulting revenues. We may also sell the rights to our technologies for specific applications.

Competition

        As presented above, we believe that we are positioned to compete effectively in the drug delivery marketplace. However, our major competitors are substantially larger and have financial resources significantly greater than our own. Companies developing similar drug delivery technologies include; 3M Company, Macroflux Corporation, Becton Dickinson and Company and Corium International Incorporated.

Health Monitoring Group Business Overview

        According to the U.S. Census Bureau, the number of elderly adults age 65 to 84 in the U.S. is expected to double from 35 million to nearly 70 million by 2025. Health care costs are expected to continue to increase from $2 trillion or 16 percent of America's GDP today, to $4 trillion or 20 percent of GDP within a decade. In addition to high health care cost, the burden of caregivers is increasing as approximately one third of U.S. adults are caregivers primarily to the elderly.

        Currently, the elderly, chronically ill or disabled persons rely on monitoring systems known as Personal Emergency Response Systems or PERS. These systems consist of a wearable pendant that includes a panic button that when pressed will wirelessly initiate a call to emergency services or a call center. The current leaders in this marketplace are LifeLine® (now owned by Philips Medical), LifeAlert® and ADT® and are currently servicing approximately one million customers combined who generally pay a monthly fee.

        IntellaPAL will add multiple sensors and intelligent software to monitor important health parameters continuously and transmit them to a web portal accessible to approved care givers. When a critical condition is detected the system will be designed to automatically alert emergency responders even when the user is unconscious or otherwise unable to initiate a call for help. IntellaPAL, as designed, includes a web portal so that caregivers can securely access anywhere in the world valuable health information about the IntellaPAL user. Historic data could also be available online and automatic processing could be done on this data to aid in the early detection conditions.

        We believe continuous health monitoring may enable improved diagnosis and treatments lowering overall cost. Currently, heath data is only measured periodically during doctor visits, thus making it difficult to detect intermittent conditions or observe slow changes in health. With IntellaPAL health care professionals could have access to long term data and trends. In addition, they could observe intermittent short term conditions that could be a result of a health problem or an improper drug dosing or drug interaction. Continuous monitoring could also be used to validate physical therapy and other types of treatment compliance. IntellaPAL may significantly benefit the health care industry by improving care while lowering health care costs.

        We intend to implement a business strategy that includes both monthly services and product sales. We will also explore advertising opportunities as part of our web services. This strategy will allow us to build stable long-term revenue growth at high margins, as well as, establish a channel for the introduction of new products and services.

        We are making rapid strides in developing our health monitoring business. We believe that our design concepts can be protected and are working towards filing patent applications this year. We completed the initial electronics design of our system and are developing software to support product trials during the second quarter of 2008. We have defined low cost network services architecture and have engaged vendors and obtained development timelines and pricing for the implementation of our web based services.

Sensor Products Group Business Overview

        Micro-electrical Mechanical Systems or MEMS technology was adapted for sensor applications because it enables the integration of the sensor element and supporting electronics, thus lowering size and cost. MEMS technology has been applied to the measurement of flow, displacement, force, humidity, biological and chemical substances. According to a leading research firm, the global market size for sensors is forecasted to grow to over $12 billion by 2009. The pressure sensor market segment is approximately $2.2 billion, of which approximately $830 million are related to MEMS.

        We are focused on the research and development of pressure sensor products for medical, consumer, industrial and automotive markets. We selected the pressure sensor market because it is the largest MEMS sensor market and also because we have access to a unique all-silicon MEMS manufacturing process. We believe this manufacturing process has significant advantages that will allow us to produce value added products at good operating margins, as summarized below:

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

  •
  Reliability:  Sensilica's all-silicon design eliminates the glass silicon bonding and thereby reduces the potential for pressure cavity leakage and sensor failure. Sensilica also utilizes a very small pressure cavity, which prevents excess deflection of the pressure membrane, a common reason for sensor failures.

        In December 2005 we released a family of miniature pressure sensors trademarked under the Sensilica® brand name. A redesign was initiated in conjunction with our manufacturer's transition from a six inch to eight inch wafer processing fabrication facility and we now expect to receive new Sensilica devices in April of 2008.

        We believe that the market for MEMS-based pressure sensors is robust and there are applications where we can effectively compete. There is minimal intellectual property protection in the Sensor Products Group. To manage this highly competitive industry we are relying on proprietary manufacturing processes, the advanced state of our technology, the breadth of the marketplace and the large number of potential applications for our MEMS based pressure sensors. Companies developing or marketing pressure sensor products include Freescale Semiconductor, Inc., General Electric Company, Honeywell International, Inc. and Infineon Technologies AG.

Business Operations

Research and Development

        During the year ended December 31, 2007, we spent approximately $1.3 million on research and development, or R&D, activities to support our Life Science and Health Monitoring Product Groups. During the year ended December 31, 2006, Apogee spent approximately $1.7 million on R&D. The decline in 2007 was the result of reduced utilization of third party consultants as well as a reduction in business development expenses and the expensing of development wafers and development mask costs related to our sensor business in 2006. Although we have reduced R&D expenditures in the short term, we will increase our investment in research and development.

Intellectual Property

        Our policy is to protect the technology important to the success of our business by filing U.S. patent applications and, where appropriate, corresponding foreign patent applications. In 2007, we filed two new U.S. patent applications designed to protect rights for microneedle formulations with improved coating efficiency, methods and systems for precise dose control. We also signed an exclusive license agreement with the Georgia Tech Research Corporation to obtain exclusive rights to a patent application and know-how related to the design and manufacturing of microneedle-based drug delivery systems. Previously we have filed other patent applications related to our drug delivery products. In May 2004, we acquired a portfolio of MEMS intellectual property, trade secrets and know-how developed by Standard MEMS, Inc, which has certain rights and royalty obligations associated with it. We continue to evaluate this intellectual property to determine what intellectual property could be utilized and if additional patent protection is warranted to support our current business operations. We intend to file, or acquire the rights to, additional patents relating to both business groups with the objective of protecting our commercial endeavors.

Marketing and Sales

        As our products reach commercialization phase, we intend to add independent distributors and representatives to market and sell our products. Our strategy is to make it easy for our customers to adopt and utilize our products and technologies by providing them with quality support, technical documentation, test results and evaluation systems. We have registered the Sensilica® trademark and have applied for trademarks for PyraDerm and IntellaPAL and it is our intention to build brand recognition for our technologies and products. We will market our products by attending and exhibiting at key industry tradeshows, as well as through our website at http://www.apogeebio.com.

Manufacturing and Quality

        We are developing manufacturing methods to produce and to apply drugs in a controlled manner to our micro-needle designs. We believe these methods are scalable and compatible with the pharmaceutical industry. We also work with FDA consultants to help us develop our technologies to meet regulatory requirements.

        We intend to utilize a contract manufacturer to produce and test our health monitoring products. We may also contract warehousing and customer shipment services.

        We utilize ST, an ISO certified manufacturer and a company with which we have had a long-term supply relationship. ST provides many services, along with production, including quality inspection, which greatly enhances our quality control capabilities. ST is currently transitioning the manufacturing production of our sensor products from a 6" wafer process to an 8" process. We intend to enter into a new arrangement with ST concerning the manufacture of the wafers once this transition is complete.

Environmental Laws and Regulations

        Since January 2007, we have been operating a formulation and analytical laboratory at our headquarters in Norwood, MA. This laboratory supports our Life Science Group and, as a result of this, we use materials, from time to time, that are potentially biologically hazardous. These materials are segregated and handled in accordance with specific procedures that minimize the potential exposure for our employees. Such materials are disposed of in accordance with specific accepted safety procedures. The costs of compliance with these procedures are not significant.

Scientific Advisory Board

        Our Scientific Advisory Board is comprised of scientists who provide specific expertise on a consulting basis. The Board assists us on issues related to fundamental technologies, product development, potential applications and clinical testing. Its members, and their affiliations and area of expertise, include:

Name	Affiliation	Area of Expertise
Alexander K. Andrianov, Ph.D.	Chairman of the Scientific Advisory Board, Apogee Technology, Inc.	Chemistry and Drug Delivery Formulation
R. Rox Anderson M.D.	Mass General Hospital Harvard Medical School Massachusetts Institute of Technology	Dermatology
Mark Prausnitz, Ph.D.	Georgia Institute of Technology	Drug Delivery Technologies
Hans Wigzell, M.D., Ph.D., Professor of Hagersten
Royal Swedish Academy of Sciences
Chief Scientific Advisor to the Swedish Government
American Society for Immunology
Finnish Society of Sciences and Letters
Danish Academy of Sciences and Letters
	Academia Europea	Immunology

Employees

        As of December 31, 2007, Apogee had 14 full-time employees, including 9 in research and development, 1 in sales and marketing and 4 in general and administration. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages. It is our belief that relations with our employees are good.

Executive Officers of the Company

        The following table sets forth certain information with respect to the executive officers of Apogee Technology as of December 31, 2007. All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Herbert M. Stein	79	President, Chief Executive Officer and Chairman of the Board
Paul J. Murphy	60	Chief Financial Officer and Vice President of Finance
David B. Meyers	49	Chief Operating Officer
Alexander K. Andrianov, Ph.D.	50	Vice President Research and Development

        Mr. Herbert M. Stein has served as Apogee's Chief Executive Officer since January 2001. Mr. Stein has been a Director of the Company since 1996 and has been Chairman of the Board since January 2000. Mr. Stein was Chief Executive Officer of Organogenesis from 1987 through 1999 and was Chairman of the Board of Directors of Organogenesis Inc. from 1991 through 1999.

        Mr. Paul J. Murphy joined Apogee in June 2005 in the role of Chief Financial Officer and Vice President of Finance, including the responsibilities of the Company's Principal Accounting Officer. Prior to joining Apogee, from June 2004 to June 2005, Mr. Murphy was an independent contractor with JH Cohn, LLP, an accounting firm, working on engagements with public companies to design, assess and test controls for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. From March 2002 until June 2004, Mr. Murphy worked as a self-employed consultant for companies on short-term projects of the type ordinarily undertaken by a Chief Financial Officer. From February 1999 through January 2002, Mr. Murphy was the Senior Vice President, Chief Financial Officer and Treasurer of Artel Video Systems, Inc., a video networking technology company. Previous to 1999, Mr. Murphy worked as a Chief Financial Officer with four companies, three of which were publicly traded issuers.

        Mr. David B. Meyers was appointed Apogee's Chief Operating Officer in February 2001. From January 2000 until February 2001 he was the Company's Vice-President, Business Development. Since 1996 he has served under various research, engineering and development roles at Apogee and is one of the inventors of the DDX technology and the Company's drug delivery technologies. Prior to joining the Company, Mr. Meyers was a principal engineer with Arinc Research Corporation and held engineering and research positions at Northrop Grumman Corporation and Rockwell International performing systems analysis and MEMS sensor development.

        Dr. Alexander K. Andrianov joined Apogee in September 2006 as the Vice President of Research and Development. Dr. Andrianov brings over 25 years experience in the application of polymers as biomaterials and drug delivery systems. Most recently, he was the founder and Chief Scientific Officer of Parallel Solutions, Inc. from 2001 until 2005, where he developed biodegradable polymers for protein delivery and discovered a new class of potent vaccine immunoadjuvants. Prior to starting Parallel, he worked for Physical Science, Inc. as Principal Research Scientist and at Avant Immuonotherapeutics, Inc. as Director of Polymer Synthesis and Formulation. Dr. Andrianov is listed as an inventor on over 35 patents and patent applications and has published numerous technical papers. Dr. Andrianov received his Ph.D. in Polymer Science from Moscow State University in 1985 and served as a faculty member until 1991. He continued his academic training at the Massachusetts Institute of Technology.

Item 2.    DESCRIPTION OF PROPERTIES.

        Apogee rents approximately 5,000 square feet of office space at 129 Morgan Drive, Norwood, Massachusetts from an entity controlled by a major stockholder. See Footnote 9 of the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-KSB. This lease expired on December 31, 2005. Currently, Apogee is renting this facility on a month-to-month basis and believes that this rent is at or below market rate.

Item 3.    LEGAL PROCEEDINGS.

        From time to time, we may be a party to various legal proceedings arising in the ordinary course of our business. If and when these proceedings arise, we are committed to vigorously defending itself in any such legal actions.

        As previously reported an investigation by the SEC, which began during the period of our restatement and concerns the causes behind the restatement, is ongoing. See the December 31, 2004 Form 10-KSB, as amended, for detail regarding the restatement. We continue to cooperate with the investigation and comply with requests as they arise. We are unable to predict the potential relief sought or possible outcome of this investigation by the SEC regarding the pre-restatement 2003 and 2004 financial statements.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

Item 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

        After exhausting the appeals process with the American Stock Exchange, or AMEX, and pursuant to the final hearing with the Listings Qualifications Panel of the American Stock Exchange, we were notified that the Listings Qualification Panel upheld their decision to cease the continued listing of our stock. We immediately began the transitioning process to the OTC Bulletin Board® and/or the Pink Sheets[nc_cad,135] LLC.

        For a short period of time following the delisting we were traded solely on the Pink Sheets, however, on January 23, 2008, we announced that our shares were being quoted on the Over-the-Counter Bulletin Board®, or OTCBB, under the symbol "ATCS." See Footnote 17 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-KSB.

        The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the American Stock Exchange until December 31, 2007 and Pink Sheets from January 2, 2008 to present.

	Common Stock
	High	Low
2006:
First Quarter	2.10	0.65
Second Quarter	1.45	0.71
Third Quarter	1.25	0.77
Fourth Quarter	2.39	0.35
2007:
First Quarter	1.64	0.98
Second Quarter	1.34	0.49
Third Quarter	0.95	0.50
Fourth Quarter	1.45	0.30

Penny Stock Regulations

        Our stock is presently regulated as a penny stock and broker-dealers will be subject to such regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock.

Holders

        As of March 14, 2008, there were approximately 65 registered holders of record of Apogee's common stock. This number does not include "street name" or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Recent Sales of Unregistered Equity Securities

        Subsequent to year end, a mutual release was signed between Apogee Technology and the holders of the 65,000 shares of privately placed common stock originally issued on July 26, 2007. Pursuant to this release, the certificates covering the 65,000 shares of common stock were unconditionally returned to Apogee, and we returned the certificates to our transfer agent and authorized them to cancel the certificates, returning the shares to the authorized but unissued capital of Apogee. The effect of this cancellation was reflected in our financial statements for the fiscal year ended December 31, 2007.

        On August 28, 2007 the shareholders approved the adoption of a new Stock Option Plan, the 2007 Employee, Director and Consultant Stock Option Plan. The previous Option Plan, the 1997 Employee, Director and Consultant Stock Option Plan expired on May 14, 2007. Under this new Plan we awarded to certain employees options to purchased 101,000 shares, in the aggregate, of our Common Stock at exercise prices ranging from $0.45 to $.70 per share. These options vest over five years beginning at the first anniversary of the date of grant. In addition we awarded to a member of the Advisory Committee options to purchase up to 10,000 shares of our Common Stock at an exercise price of $0.45 per share. The options granted to the member of the Medical Advisory Board vest over one year beginning with 50% at the six-month anniversary of the date of grant and the remaining 50% at the one year anniversary of the date of grant. All of the options awarded under the new Plan are unregistered.

Dividends

        During the last four years, we did not declare any dividends of our common stock. It is the present intention of our board of directors to not pay any dividends and retain any earnings to provide funds for the operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board of directors deems relevant.

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

THE FOLLOWING DISCUSSION AND ANALYSIS OF APOGEE'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THIS DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL STATEMENTS, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNDERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE FACTORS DISCUSSED ABOVE IN THE SECTION BELOW ENTITLED "RISK FACTORS" AS WELL AS OTHER FACTORS IN THIS ANNUAL REPORT ON FORM 10-KSB.

OVERVIEW

        We are developing proprietary intradermal drug delivery systems for vaccines and other pharmaceuticals that we intend to market to pharmaceutical and medical device companies. We are also engaged in the development of proprietary sensor, based health monitoring systems for the elderly care and other markets that we intend to manufacture and market to individuals and health organizations. Our two major business activities are organized under the Life Science Group and the Health Monitoring Group. Our Life Science Group is developing PyraDerm™ an advanced intradermal drug delivery system to meet the needs of patients, health insurers and companies developing pharmaceuticals, as well as, governments and international health organizations. We believe PyraDerm™ has advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and other pharmaceuticals. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and have started in vivo testing with two leading research organizations to evaluate the advantages of PyraDerm in the delivery of Hepatitis B and the Pandemic Influenza vaccine antigens. We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support its commercialization. Upon the successful completion of in vitro and in vivo evaluation of PyraDerm we intend to pursue licensing/development or partnership agreements with pharmaceutical companies interested in our technologies. In August 2007, we announced an expansion of our sensor business to include the development of IntellaPAL™, an innovative sensor based monitoring system designed to improve the security, independence and quality of life for the elderly and their families. IntellaPAL will utilize a wireless sensor module and advanced software processing to continuously measure a range of health characteristics and automatically notify responders when specified conditions are detected. In addition, the system will provide monitored data online so that approved caregivers will be able to assist in the early identification of certain health characteristics. We are also developing and marketing proprietary MEMS based pressure sensors for the medical, automotive, industrial, and consumer markets under the Sensilica® brand name. These devices are produced using a novel manufacturing technology that we believe reduces size and cost while improving reliability as compared to alternative MEMS sensor designs. Neither product group had meaningful revenues in 2007.

        In 2007, the majority of our revenue was derived from the sale of the remaining DDX IC inventory. We expect that future revenue will initially be the result of potential licensing and development revenues resulting from the grant of rights to our intellectual property. In order to support our operations we intend to secure additional funding in 2008. We plan to add a network of direct sales staff, independent sales representatives and distributors to support our medical and sensor products. We currently outsource the manufacturing, assembly and certain testing of our medical, health monitoring and sensor products.

        At December 31, 2007, we had an accumulated deficit of approximately $18.9 million, as compared to a deficit of $15.6 million as of December 31, 2006. Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop new medical and sensor product.

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

Revenue Recognition

        Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin "104", or SAB "104", "Revenue Recognition in Financial Statements: Revenue Recognition", which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The following policies apply to Apogee's two major product sales categories for revenue recognition. Sales to end users,

OEM: Revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer's representative/freight forwarder. Sales to Distributors: From time to time we provide stock rotation rights, price protection and other incentives to our Distributors. See Footnote 2 of the financial consolidated financials statements beginning on page F-1 of this Annual Report on Form 10-KSB. As a result of these incentives, Apogee has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date we have experienced minimal warranty returns.

        In addition, we record royalty revenue when earned in accordance with the underlying agreements. Consulting and licensing revenue is recognized as services are performed.

Accounts Receivable

        Apogee performs credit evaluations of customers and determines credit limits based upon payment history, customers' creditworthiness and other factors, as determined by our review of their current credit information. For a majority of our larger sales, we can require the issuance of a Letter of Credit. Smaller accounts must either pay via credit card or in advance of shipment. We continuously monitor collections and payments from our customers, and we maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While we have not had any significant credit losses to date, we cannot guarantee that we will continue to avoid credit losses in the future. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Since our accounts receivable are highly concentrated in a small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on our ability to collect our accounts receivable, our liquidity or our future results of operations.

Inventory

        Inventories are stated at the lower of cost on a first-in, first-out basis or market. See Footnote 4 of the financial consolidated financials statements beginning on page F-1 of this Annual Report on Form 10-KSB. This policy requires Apogee to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on an estimate of the future demand and estimated selling prices for our products within a specified time horizon.

        For the fiscal year ended December 31, 2007, we recorded a recovery of previously reserved provisions for slow moving, excess and obsolete inventory of approximately $170,000 to adjust for current inventory levels. For the fiscal year ended December 31, 2007 we have approximately $1.6 million of audio IC inventory that has been 100% reserved and has no carrying value on the balance sheet. For the fiscal year ended December 31, 2006 we have approximately $1.8 million of audio IC inventory that was also 100% reserved and had no carrying value on the balance sheet.

        Subsequent to year end, on January 15, 2008, we sold the remaining DDX inventory held in the Norwood Office to one of our customers and on January 24, 2008 we also sold the remaining DDX inventory housed in Hong Kong to one of our former DDX distributors. Total proceeds received for the disposition of the DDX inventory was $17,000. In addition, we may share in proceeds from this sale of inventory by our former distributor if sales amounts exceed certain limits.

Valuation of Long-Lived Assets

        Property, plant and equipment, patents, trademarks and other intangible assets are amortized over their estimated useful lives. Useful lives are based on management's estimates over the period that such assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In 2007 we lowered the value of certain intangible assets due to less than expected sales to date in our sensor business. Future adverse changes in market conditions or poor operating results of underlying capital investments or intangible assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

Stock-Based Compensation

        Apogee had a stock-based compensation plan, the 1997 Employee, Director and Consultant Stock Option Plan, also referred to as the 1997 Plan, which is described below. This 1997 Plan expired as of May 14, 2007. At our Annual Meeting held on August 28, 2007, the shareholders approved the adoption of a new stock-based compensation plan, the 2007 Employee, Director and Consultant Stock Plan, also referred to as the 2007 Plan. Prior to fiscal 2006, we accounted for the stock based compensation under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards, "Accounting for Stock-Based Compensation" (SFAS 123(R)).

        Effective January 1, 2006, we adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, stock compensation costs recognized beginning January 1, 2006 include (a) compensation cost for all stock-based compensation payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R), and (b) compensation cost for all stock-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Due to the adoption of SFAS 123(R), included in our net loss for the twelve months ended December 31, 2007 and 2006 were stock-based compensation charges of approximately $95,000 and $292,000, respectively.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements nor do we have any special purpose entities.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

        We have traditionally derived our revenue from three sources: (1) product sales, which consist of merchandise sales made either directly to original equipment manufacturers or sell through point of sale ("POS") by distributors. All such shipments are fulfilled from our contracted warehouse in Hong Kong or from our Norwood, Massachusetts office and are reported net of returns; (2) royalty revenue, which formerly consisted of royalties paid by STMicroelectronics, which have now been sold as part of the transaction with SigmaTel and (3) consulting income related to contractual services or development activities for third parties. We may, in the future, receive royalties under its remaining audio licensing agreements and from new agreements contemplated under its two new business groups. See Footnote 2 of the financial consolidated financials statements beginning on page F-1 of this Annual Report on Form 10-KSB. We anticipate that future revenue streams will come from our life science, health monitoring and sensor businesses, generally in the form of strategic alliances or arrangements with development or marketing partners, direct product sales and distribution arrangements, as well as, from licensing and development related revenues resulting from the grant of rights to our intellectual property. We envision the future of our medical devices as (i) licensing or selling our technologies to pharmaceutical or medical device companies; (ii) establishing partnerships with pharmaceutical and device companies to commercialize our products; and (iii) developing, producing and marketing our own medical products. Whereas the future of our health monitoring and sensor businesses will be to develop, produce and market our own products.

        We recognized revenue for the fiscal year ended December 31, 2007 of approximately $150,000, a decrease of approximately $1.7 million from approximately $1.9 million for the fiscal year ended December 31, 2006. During the fiscal year ended December 31, 2007 and December 31, 2006 substantially all revenue recorded was from the sale of remaining inventory related to our former audio IC business.

        Subsequent to year end, on January 15, 2008 we sold the remaining DDX inventory held in the Norwood Office to one of our customers and on January 24, 2008 we sold the remaining DDX inventory housed in Hong Kong to one of our former DDX distributors. Total proceeds received for the disposition of the DDX inventory was $17,000. In addition, we may share in proceeds from this sale of inventory by our former distributor if sales exceed certain limits.

        We anticipate not generating significant future revenue until we are able to generate revenue from our life science, health monitoring and/or sensor products.

        Total revenue for the years 2007 and 2006 consisted of:

	For the Fiscal Year Ended December 31,
	2007	2006
Product Revenue	$150,172	$1,883,534
Royalties	—	1,250

Total:	$150,172	$1,884,784

Cost of Revenue

        Since substantially all of the revenue recorded was from products related our former audio IC business and had previously been fully reserved at 100%, virtually no cost of revenue was recorded for the fiscal year ended December 31, 2007. For the fiscal year ended December 31, 2007 cost of revenue decreased as a result of reduced product revenue by approximately $1.35 million or 100% to approximately $1,570 for the twelve months ended December 31, 2007 compared to approximately $1.351 million for the twelve months ended December 31, 2006.

Operating Expenses

Research and Development Costs

        Apogee's research and development, or R&D, expenses consist primarily of salaries, development material costs, external consulting and service costs related to the design of new products. Research and development expenses were reduced to approximately $1.3 million for the 12 months ended December 31, 2007, compared to approximately $1.7 million for the prior fiscal year. This decrease of approximately $400,000 or 22% was the result of reduced utilization of third party consultants as well as a reduction in business development expenses and the expensing of development wafers and development mask costs related to our sensor business in 2006. These decreases were partially offset by increases in human resource and depreciation and amortization expense associated with the amortization of exclusive patent license fees and depreciation of our new laboratory and related equipment. For the twelve months ended December 31, 2007 expenses incurred from utilization of third party consultants decreased by approximately $328,000 or 62% to approximately $202,000 compared to approximately $530,000 for the twelve months ended December 31, 2006.

        In addition to the reduction in the use of third party consultants, expense reductions in development costs related to the sensor group, less travel and entertainment expense. In January 2006 we consolidated our MEMS division to our home office in Norwood, Massachusetts and closed our Long Island, New York office as well as a laboratory located in Connecticut. For the twelve months ended December 31, 2006, we expensed approximately $146,000 in wafers related to our sensor business as well as approximately $64,000 in developmental mask costs. For the twelve months ended December 31, 2007 business development expenses decreased by approximately $87,000 or 96% to approximately $4,000 compared to approximately $91,000 for the twelve months ended December 31, 2006.

        The overall reduction in expenses was partially offset by an increase in human resource costs. For the twelve months ended December 31, 2007 human resource costs increased by approximately $220,000 or 34% to approximately $875,000 compared to approximately $655,000 for the twelve months ended December 31, 2006. For the 12 months ended December 31, 2007 and 2006, approximately $53,000 and $39,000, respectively, in human resource expense was the result of our adoption of SFAS 123® effective as of January 1, 2006.

        Depreciation and amortization expense increased approximately $60,000 to approximately $76,000 for the twelve months ended December 31, 2007, from approximately $16,000 for the period in 2006. This increase was primarily related to a revaluation of intangible assets related to our MEMS sensor business. For the twelve months ended December 31, 2007, we incurred approximately $24,000 in expense to support in vivo immunization studies performed by a prominent organization. We anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Selling, General and Administrative Costs

        Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and selling of our products, as well as costs related to trade shows, product literature, travel and other promotional support costs. In addition, selling expenses had included costs related to the operation of Apogee's Hong Kong and Japan sales offices. Subsequent to the SigmaTel transaction, the Taiwan and China offices were closed. In February 2006 we closed our Hong Kong office and in July 2006 we closed our Japanese office. General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. General and administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative, or SG&A, expenses were approximately $2.1 million for the twelve months ended December 31, 2007, compared to approximately $2.3 million for the twelve months ended December 31, 2006. This represents a decrease of approximately $200,000 or 9%. The decrease in SG&A was attributable primarily to the closing of the Hong Kong and Japanese offices as well as decreased human resource, business development and tax costs partially offset by increases in professional fees and corporate insurance.

        Human resource costs decreased approximately $386,000 or 30% to approximately $890,000 for the twelve months ended December 31, 2007, compared to approximately $1.3 million for the same period in 2006. This decrease reflects the reduction in staffing and subsequent closing of the Hong Kong and Japanese offices as well as a reduction in the stock compensation expense for the 12 months ended December 31, 2007. For the twelve months ended December 31, 2007, stock compensation expense decreased approximately $212,000 or 83% to approximately $42,000, compared to approximately

$254,000 for the 12 months ended December 31, 2006. As of December 31, 2007, we employed a total of 14 employees all located in Norwood, Massachusetts.

        Professional expenses increased by approximately $268,000 or 47% to approximately $835,000 for the twelve months ended December 31, 2007, compared to approximately $567,000 for the twelve months ended December 31, 2006. For the twelve months ended December 31, 2007, legal expenses increased by $187,000 or 48% to approximately $576,000, compared to approximately $389,000 for the same period in 2006. Legal fees increased as a result of the ongoing SEC investigation, as well as, our indemnification of our Chief Executive Officer. The investigation by the SEC, which began during the period of our restatement, is ongoing. See "Risk Factors—Risks Related to Our Business". In addition, legal fees associated with the indemnification costs in connection with the civil case in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled Joseph Shamy v. Herbert M. Stein, case No.: 50 2005 CA 007719 XXXXMB, which were approximately $280,000 for the 12 months ended December 31, 2007 compared to approximately $218,000 for the 12 months ended December 31, 2006. To date, we have paid $559,000 towards the indemnification of Mr. Stein. See Footnote 9 of the consolidated financial statements—Indemnification Arrangements with our Executives beginning on page F-1 of this Annual Report on Form 10-KSB. Neither the indemnification of Mr. Stein, nor the ongoing investigation by the SEC is presently receiving reimbursement under our Officer and Director insurance policy.

        Investor relations and Sarbanes Oxley consulting expenses also increased for the 12 months ended December 31, 2007. Investor relations expense increased by approximately $80,000 or 554% to approximately $94,000 for the twelve months ended December 31, 2007, compared to approximately $14,000 for the twelve months ended December 31, 2006. This increase was due to our continued efforts to increase awareness among the financial and investing community of our scientific and corporate developments. Sarbanes Oxley consulting expense increased by approximately $21,000 or 65% to approximately $53,000 for the 12 months ended December 31, 2007, compared to approximately $32,000 for the same period in 2006.

        Taxes were reduced by approximately $19,000 or 89% to approximately $2,000 for the 12 months ended December 31, 2007, compared to approximately $21,000 for the same period in 2006. This decrease was the result of corporate tax liability to the State of New York primarily as a result of the sale of certain assets to SigmaTel in 2005 and our New York operations.

        In addition, nominal reductions in accounting fees, leases, media relations and communications expense, partially offset by an increase utilities and corporate insurance as a result of our obtaining Directors' and Officers' insurance effective as of November 27, 2006, contributed to the overall decrease in SG&A. For the twelve months ended December 31, 2007 Directors and Officers' insurance expense was approximately $72,000.

Interest and Other Income (Expense)

        Interest income includes income from our cash and cash equivalents and from investments and expenses related to its financing activities. During the twelve months ended December 31 2007, we generated interest income of approximately $74,000, compared to interest income of approximately $194,000 during the same period in 2006. This decrease in interest income for the twelve months ended December 31, 2007 was primarily due to reduced interest on reduced cash balances as of December 31, 2007. In addition, during the twelve months ended December 31, 2006, we recorded approximately $396,000 of income as a result of the earn-out in connection with the SigmaTel transaction. Finally, during the twelve months ended December 31, 2007 we recorded miscellaneous income of approximately $54,000. In addition, tax refunds were received from Massachusetts and New York.

        For the 12 months ended December 31, 2007, we incurred interest expense of approximately $1,800 as a result of loans by Mr. Herbert M. Stein and Mr. David Spiegel in December 2007. No interest expense was incurred for the 12 months ended December 31, 2006. See Footnote 1 of the financial statements.

        The approximately $23,000 in other expense for the 12 months ended December 31, 2006 resulted from a loss on the disposal of fixed assets and additional expenses in connection with the SigmaTel transaction.

Income Taxes

        Apogee incurred no State income taxes for the 12 months ended December 31, 2007 and 2006. There was no Federal income tax expense for either 2007 or 2006. As of December 31, 2007 and 2006, we had available a Federal net operating loss carryforward of approximately $15,500,000 and $12,300,000, respectively and a State net operating loss carryforward of approximately $9,200,000 and $6,000,000, respectively. These net operating loss carryforwards will expire at various times between 2008 and 2027.

Liquidity and Capital Resources

        Our principal source of liquidity at December 31, 2007 consisted of approximately $321,000 in cash and cash equivalents with a working capital deficit of approximately $728,000. We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Substantially all of our cash is held in high quality money market funds comprised of short-term, fixed income securities earning interest at 4.57% at December 31, 2007. This compares to approximately $3.1 million in cash and cash equivalents as of December 31, 2006. In addition, as of December 31, 2006, we had working capital of approximately $2.4 million. In December 2007, Apogee received proceeds from unsecured interest-bearing loans in the amounts of $250,000 from Herbert Stein, Chief Executive Officer and Chairman of the Board and $150,000 from David Spiegel, a major shareholder. These loans are payable upon demand and were not subject to any premium or penalty for prepayment. The loan interest rate was 8% per annum, payable monthly in arrears on the outstanding balance. As of December 31, 2006 we had no debt.

        Net cash used in operating activities for the twelve-month period ended December 31, 2007 was approximately $3.0 million compared to approximately $3.0 million in the twelve-month period ended December 31, 2006. As of December 31, 2007 and 2006, reserves for slow moving, excess and obsolete inventory was at 100% of the remaining DDX inventory. Net accounts receivable was approximately $11,000 at December 31, 2007 and 2006. As of December 31, 2007 we had reserves against bad debt of approximately $11,000 compared to a reserve of $13,000 as of December 31, 2006. Given the current accounts receivable we believe that the remaining reserve is sufficient at this time.

        Net cash used in investing activities for the twelve months ended December 31, 2007 was approximately $160,000, compared to cash provided by investing activities of approximately $523,000 for the twelve months ended December, 2006. As previously reported, on January 3, 2007, we announced the completion of our state-of-the-art laboratory to be used to develop advanced drug delivery systems. Along with the laboratory we completed renovations to the entire facility. In addition, during the twelve-month period ended December 31, 2007, we supported the filing and prosecution of our existing patent applications, as well as, the filing of two new patent applications in July 2007, all of which related to our medical device group.

        Net cash provided by financing activities was $400,000 for the twelve months ended December 31, 2007 compared to no cash was provided by financing activities for the twelve months ended December 31, 2006. During the twelve-month period ended December 31, 2007, we received the proceeds from unsecured interest bearing loans in the amounts of $250,000 from Herbert M. Stein, Chief Executive Officer and Chairman of the Board and $150,000 from David Spiegel, a major shareholder. These loans are payable upon demand and are not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, payable monthly in arrears on the outstanding balance. See Footnote 1 of the financial consolidated financials statements beginning on page F-1 of this Annual Report on Form 10-KSB. We must raise additional capital to continue operations. Our current working capital, consisting of our total currents assets of approximately $418,000 and total assets of approximately $897,000, is not sufficient to sustain current operations. Management remains confident that we will raise sufficient capital in the near-term to fund operations for at least the next twelve months.

        Factors that May Affect Future Results and Marketing Price of Our Stock. There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10-KSB. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES, EXPECT FUTURE LOSSES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

        As of December 31, 2007, we had stockholders' deficiency of approximately $249,000, an accumulated deficit of approximately $18.9 million and a working capital deficit of approximately $728,000. In the fiscal year ended December 31, 2007, we recorded net loss of approximately $3.2 million. We anticipate significant future legal expenses resulting from our indemnification arrangements with our employees, officers and directors. The ongoing investigation by the SEC, the indemnification of Mr. Stein in connection with the Shamy matter and the ordinary legal expenses associated with operating the business have created substantial unplanned expenses that Apogee is required to absorb and these expenses are expected to continue. Presently, none of the items for which we have an indemnification responsibility are receiving reimbursement from the insurance carrier of our Officer and Director policy. We need to generate revenue or obtain financing to continue operations.

        Our ability to generate future revenue and achieve profitability depends on a number of factors, many of which are described throughout this risk factor section, including our ability to develop and generate revenues from the sales of our sensor and medical device products, which are at a very early stage of development. We cannot assure you when, if ever, we will generate meaningful revenues from the sales of these products under development. If we are unable to generate or obtain financing our share price will likely decline.

AS OUR PRODUCTS ARE IN DEVELOPMENT PHASE AND HAVE NOT GENERATED ANY REVENUE, WE NEED TO RAISE ADDITIONAL CAPITAL IN ORDER TO CONTINUE TO PERFORM RESEARCH AND DEVELOPMENT AND OPERATE OUR BUSINESS, AND SUCH TRANSACTIONS MAY NOT BE AVAILABLE TO US ON FAVORABLE TERMS, IF AT ALL.

        Because we have historically had losses and only a limited amount of cash has been generated from operations, we have funded our operating activities to date primarily from the sale of securities and the sale of certain assets to SigmaTel. In order to continue to fund the development of our business, we will need additional capital, either through the sale of securities or through the sale of assets. We cannot be certain that any such financing or asset sales will be available on acceptable terms, or at all. Moreover, additional financing, if available, would likely be dilutive to the holders of our common stock, and debt financing, if available, would likely involve restrictive covenants or high interest rates. If we sell assets that are currently used in the conduct of our business, those assets would no longer be available to us as a potential source of revenue generation, as was the case with our October 5, 2005 sale of assets. We must raise additional capital to sustain current operations. If we cannot raise sufficient additional capital through means available to us, it would adversely affect our ability to achieve our business objectives and we could be required to further curtail operations.

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

FAILURE TO COMPLY WITH LAWS AND GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS.

        Some of our activities are regulated by federal and state statutes and government agencies. The expected manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, maybe subject to regulation by one or more federal agencies, including the FDA, the Drug Enforcement Agency, which we refer to as the, DEA, the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration, and the Environmental Protection Agency, or the EPA, as well as by foreign governments in countries where we distribute some of our products.

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

        The FDA has the authority and discretion to withdraw approvals and review the regulatory status of marketed products at any time. For example, the FDA may require an approved marketing application for any drug product marketed if new information reveals questions about a drug's safety or efficacy. All drugs must be manufactured in conformity with current Good Manufacturing Practices and drug products subject to an approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the approved application.

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

        Fluctuations in our operating results may also result in fluctuations in our common stock price. In such event, the trading price of our common stock would likely suffer and adversely affect our ability to raise capital and the value of your investment in Apogee.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS MAY BE INSUFFICIENT TO PROTECT OUR COMPETITIVE POSITION.

        Our business depends, in part, on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. We cannot be sure that such measures will provide meaningful protection for our proprietary technologies and processes. We have acquired a portfolio of MEMS intellectual property and we are presently reviewing this portfolio to determine which of the acquired rights can be protected and will be most useful in its business. We cannot be sure that any existing or future patents will not be challenged, invalidated or circumvented, or that any rights granted thereunder would provide us meaningful protection. The failure of any patents to provide protection to our technology would make it easier for our competitors to offer similar products.

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

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS DISPUTES WHICH THAT COULD DIVERT MANAGEMENT'S ATTENTION AND COULD BE COSTLY.

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

        Irrespective of the validity or successful assertion of various claims of infringement, misappropriation or misuse of other parties' proprietary rights, we would likely incur significant costs and diversion of our management and personnel resources with respect to the defense of such claims, which could seriously harm our business. If any claims or actions are asserted against us, we may seek to obtain a license under a third party's intellectual property rights. We cannot be sure that under such circumstances a license would be available on commercially reasonable terms, if at all. Moreover, we often incorporate the intellectual property of our strategic customers into our designs, and we have certain obligations with respect to the non-use and non- disclosure of such intellectual property. We cannot be sure that the steps taken by us to prevent our or our customers' misappropriation or infringement of the intellectual property will be successful.

RISKS RELATED TO OUR COMMON STOCK

AS WE ARE NO LONGER TRADED ON AN EXCHANGE, BLUE-SKY LAWS MAY LIMIT RESALES AND TRADING OF OUR COMMON STOCK, WHICH COULD REDUCE LIQUITIY AND YOUR ABILITY TO SELL OUR COMMON STOCK.

        Under the National Securities Markets Improvement Act of 1996, the resale of the common stock, may be exempt from state registration requirements as a result of the exemption provided for ordinary brokerage transactions where the parties have not been solicited by the broker-dealer or in some circumstances because we will file periodic and annual reports under the Securities Exchange Act of 1934, as amended. However, states are permitted to require notice filings and collect fees with regard to these transactions and a state may suspend the offer and sale of common stock within such state if any such required filing is not made or fee is not paid. As of the date of this prospectus, we have sought no exemptions, nor have we made any filings to address the blue sky concerns.

WE MAY BE SUBJECT TO "PENNY STOCK" RULES AND THESE REGULATIONS MAY LIMIT THE LIQUIDITY OF OUR COMMON STOCK.

        Our common stock was quoted on the AMEX until the final month of 2007.

        The SEC has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5 per share that are not quoted on a securities exchange or which do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that might sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. If a trading market for our common stock develops, these rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

ISSUANCE OF PREFERRED STOCK COULD MATERIALLY ADVERSELY AFFECT HOLDERS OF COMMON STOCK AND ANY EXPANSION OR SALES OPPORTUNITIES.

        We may be required to issue a series of preferred stock for continued funding of operations. The issuance of any preferred stock could materially adversely affect the rights of the holders of shares of our common stock and, therefore, could reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party. The ability of the Board of Directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition of us or a change in control of us, hereby preserving our control by the current stockholders.

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

Quantitative and Qualitative Disclosures About Market Risk

        Apogee's financial instruments include: cash, cash equivalents, accounts receivable and accounts payable. At December 31, 2007 and December 31, 2006, the carrying value of our cash, cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

        We believe that this does not have material foreign currency exchange rate risk since any international sales will be paid in U.S. dollars and material purchases from foreign suppliers are typically also denominated in U.S. dollars.

        It is our policy not to enter into derivative financial instruments for speculative purposes.

Item 7.    FINANCIAL STATEMENTS.

        The consolidated financial statements and the reports and notes, which are attached hereto, beginning at page F-1, are incorporated herein by reference.

Item 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There was no change in accountants or disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 31, 2007.

Item 8A(T).    CONTROLS AND PROCEDURES.

  (a)
  Evaluation of Disclosure Controls and Procedures. Our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are adequate and effective to ensure that material information relating to Apogee was made known to them by others, particularly during the period in which this Annual Report on Form 10-KSB was being prepared.

  (b)
  Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  (c)
  Management's Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management believes that, as of December 31, 2007, the Company's internal control over financial reporting is effective based on those criteria.

    This Annual Report on Form 10-KSB does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only a management's report in this Annual Report on Form 10-KSB.

Item 8B.    OTHER INFORMATION.

None.

PART III

Item 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        The information for this item is incorporated by reference from the Company's proxy statement for the Annual Meeting of Shareholders which we intend to file within 120 days after the Company's fiscal year ended December 31, 2007.

Item 10.    EXECUTIVE COMPENSATION.

        The information for this item is incorporated by reference from the Company's proxy statement for the Annual Meeting of Shareholders which we intend to file within 120 days after the Company's fiscal year ended December 31, 2007.

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information for this item is incorporated by reference from the Company's proxy statement for the Annual Meeting of Shareholders which we intend to file within 120 days after the Company's fiscal year ended December 31, 2007.

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        The information for this item is incorporated by reference from the Company's proxy statement for the Annual Meeting of Shareholders which we intend to file within 120 days after the Company's fiscal year ended December 31, 2007.

Item 13.    EXHIBITS.

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
10.2		Termination of Registration Rights Agreement, dated December 5, 2005 filed with the Current Report on Form 8-K, dated December 7, 2005 (File No. 001-10456).
10.3		Apogee Technology, Inc. Amended and Restated Common Stock Purchase Warrant, filed with the Current Report on Form 8-K, dated December 7, 2005 (File No. 001-10456).
10.4		Form of Biscayne Capital Markets, Inc. Warrant, incorporated herein by reference from Exhibit 10.7 to the Registrant's Form 8K as filed on August 9, 2005 (File No. 001-10456).
10.5
Asset Purchase Agreement dated as of October 5, 2005, by and among SigmaTel, Inc., Apogee Technology, Inc., certain stockholders, and with respect to the provisions of Section 8.15 only, David B. Meyers, incorporated herein by reference from Exhibit 99.1 to the Registrant's Form 8K as filed on October 7, 2005 (File No. 001-10456).
10.6
Indemnification Agreement dated as of October 5, 2005, among SigmaTel, Inc., Apogee Technology, Inc., Herbert M. Stein, H.M. Stein Associates, and Sheryl B. Stein incorporated herein by reference from Exhibit 99.3 to the Registrant's Form 8K as filed on October 7, 2005 (File No. 001-10456).
10.7	*
Transfer Employment and Royalty Agreement, dated May 11, 2004 and incorporated herein by reference from Exhibit 10.16 to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 001-10456).
10.8		Promissory Note dated as of December 11, 2007 by and between Apogee Technology, Inc. and Herbert M. Stein, previously filed on December 14, 2007 on a current report on Form 8-K.
10.9		Promissory Note dated as of December 11, 2007 by and between Apogee Technology, Inc. and David Spiegel, previously filed on December 14, 2007 on a current report on Form 8-K.
14		Code of Conduct and Ethics, incorporated herein by reference to Exhibit 14 to the Registrant's Form 10-KSB for the year ended December 31, 2003 (File No. 000-30656).
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

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information for this item is incorporated by reference from the Company's proxy statement for the Annual Meeting of Shareholders which we intend to file within 120 days after the Company's fiscal year ended December 31, 2007.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.
By:	/s/ HERBERT M. STEIN Herbert M. Stein, President Chief Executive Officer, Chairman of the Board	Date: March 31, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
By:	/s/ HERBERT M. STEIN Herbert M. Stein	President, Chief Executive Officer and Chairman of the Board	March 31, 2008
By:	/s/ PAUL J. MURPHY Paul J. Murphy	Chief Financial Officer Vice President of Finance and Treasurer	March 31, 2008
By:	/s/ CRAIG A. DUBITSKY Craig A. Dubitsky	Director	March 31, 2008
By:	/s/ ARTHUR S. REYNOLDS Arthur S. Reynolds	Director	March 31, 2008
By:	/s/ SHERYL B. STEIN Sheryl B. Stein	Director	March 31, 2008
By:	/s/ ALAN W. TUCK Alan W. Tuck	Director	March 31, 2008

ANNUAL REPORT ON FORM 10—KSB

LIST OF FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2007

APOGEE TECHNOLOGY, INC.

NORWOOD, MASSACHUSETTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Apogee Technology, Inc.

        We have audited the accompanying consolidated balance sheets of Apogee Technology, Inc. and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apogee Technology, Inc. and Subsidiary as of December 31, 2007 and 2006 and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring operating losses and negative cash flows from operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The viability of the Company is dependent upon its ability to successfully further develop and market its technology and raise sufficient funds for such purpose. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MILLER WACHMAN LLP

Boston, Massachusetts
March 28, 2008

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$320,524	$3,051,420
Accounts receivable, net of allowance for doubtful accounts of $10,570 in 2007 and $13,245 in 2006, respectively	10,536	11,196
Inventories, net	—	—
Prepaid expenses and other current assets	86,763	69,465

Total current assets	417,823	3,132,081

Property and equipment, net	183,445	117,217

Other assets
Patents	269,694	208,703
Exclusive licensing, net	26,009	22,574
Construction in progress	—	90,642

	$896,971	$3,571,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$745,545	$710,187
Officer and shareholder notes payable	400,000	—

Total current liabilities	1,145,545	710,187

Commitments and Contingencies	—	—
Stockholders' equity (deficiency)
Preferred stock, par value $0.0001 per share; 5,000,000 shares authorized, none issued and outstanding.
Common stock, $.01 par value; 40,000,000 shares authorized, 11,968,332 issued and outstanding at December 31, 2007 and 20,000,000 shares authorized, 11,968,332 issued and outstanding at December 31, 2006.	119,683	119,683
Additional paid-in capital	18,492,311	18,396,909
Accumulated deficit	(18,860,568)	(15,655,562)

Total stockholders' equity (deficiency)	(248,574)	2,861,030

	$896,971	$3,571,217

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006
Revenues
Product sales	$150,172	$1,883,534
Royalties	—	1,250

	150,172	1,884,784

Costs and expenses
Product sales	1,570	1,351,309
Research and development	1,339,324	1,724,255
Selling, general and administrative	2,141,517	2,349,465

	3,482,411	5,425,029

Operating loss	(3,332,239)	(3,540,245)

Other income (expense)
Gain on sale and earn-out—SigmaTel	—	395,698
Interest/other income	129,014	198,275
Interest expense	(1,778)	—
Other expense	—	(24,731)

	127,236	569,242

Net loss	$(3,205,003)	$(2,971,003)

Basic and diluted loss per common share	$(0.27)	$(0.25)
Weighted average common shares outstanding—basic and diluted	11,985,428	11,968,332

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance January 1, 2006	11,968,332	$119,683	$18,104,423	$(12,684,559)	$5,539,547
Net loss	—	—	—	(2,971,003)	(2,971,003)
Stock based compensation for employees and directors	—	—	292,486	—	292,486

Balance at December 31, 2006	11,968,332	$119,683	$18,396,909	$(15,655,562)	$2,861,030
Net loss	—	—	—	(3,205,003)	(3,205,003)
Issuance of Stock	65,000	$650	$35,100	—	35,750
Cancellation of Stock	(65,000)	($650)	($35,100)	—	(35,750)
Stock based compensation for employees and directors	—	—	95,399	—	95,399

Balance at December 31, 2007	11,968,332	$119,683	$18,492,308	$(18,860,565)	$(248,574)

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006
Cash flows from operations
Net loss	$(3,205,003)	$(2,971,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(2,675)	(131,755)
Provision for slow moving, excess and obsolete inventory	(169,712)	(99,226)
Depreciation and amortization	79,703	19,564
Gain on sale and earn-out—SigmaTel	—	(395,698)
Stock compensation expense for employees and directors	95,400	292,486
Disposal of property and equipment	—	13,201
Patent Impairment	40,000	—
Changes in operating assets and liabilities:
Accounts receivable	3,334	273,396
Inventories	169,712	1,427,190
Prepaid expenses and other current assets	(17,298)	53,997
Accounts payable and accrued expenses	35,360	(56,743)
Deferred distributor revenue	—	(1,337,022)
Deferred contract revenue	—	(72,686)

Net cash used in operating activities	(2,971,179)	(2,984,299)

Cash flows from investing activities
Purchases of property and equipment	(44,698)	(109,068)
Patent costs	(100,991)	(59,169)
Leasehold Improvements	(2,250)	—
Proceeds from SigmaTel, net	—	805,179
License fee and construction in progress	(11,778)	(114,197)

Net cash provided by investing activities	(159,717)	522,745

Cash flows from financing activities
Proceeds from officer and shareholder notes payable	400,000	—

Net cash provided (used) by financing activities	400,000	—

Decrease in cash and cash equivalents	(2,730,896)	(2,461,554)
Cash and cash equivalents—beginning	3,051,420	5,512,974

Cash and cash equivalents—ending	$320,524	$3,051,420

Supplemental cash flow information:
During the year, cash was paid for the following:
Interest	$—	$—

Income taxes	$—	$33,000

The accompanying notes are an integral part of these consolidated financial statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

1. The Company and Basis of Presentation

The Company

        Apogee Technology, Inc. and Subsidiary (the "Company" or "Apogee", "we", "us", or "our") designs, develops with the long-term goal of commercializing advanced drug delivery and sensor based health monitoring devices and systems. Our Life Science Group is developing PyraDerm™ an advanced intradermal drug delivery system to meet the needs of patients, health insurers and companies developing pharmaceuticals, as well as, governments and international health organizations. We believe PyraDerm™ has advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and other pharmaceuticals. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and have started in vivo testing with two leading research organizations to evaluate the advantages of PyraDerm in the delivery of Hepatitis B and the Influenza vaccine antigens. We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support its commercialization. Upon the successful completion of in vitro and in vivo evaluation of PyraDerm we intend to pursue licensing/development or partnership agreements with pharmaceutical companies interested in our technologies. In August 2007, we announced an expansion of our sensor business to include the development of IntellaPAL™, an innovative sensor based monitoring system designed to improve the security, independence and quality of life for the elderly and their families. IntellaPAL will utilize a wireless sensor module and advanced software processing to continuously measure a range of health characteristics and automatically notify responders when specified conditions are detected. In addition, the system will provide monitored data online so that approved caregivers will be able to assist in the early identification of certain health characteristics. We are also developing and marketing proprietary Micro-Electromechanical Systems ("MEMS") based pressure sensors for the medical, automotive, industrial and consumer markets under the Sensilica® brand name. These devices are produced using a novel manufacturing technology that we believe reduces size and cost while improving reliability as compared to alternative MEMS sensor designs. Neither product group had meaningful revenues in 2007.

        From 1981 until 1995, Apogee Acoustics Incorporated ("Acoustics") engineered, manufactured, and marketed high quality, patented ribbon loudspeaker systems for use in home audio and video entertainment systems. In 1987 Apogee Technology, Inc. was organized as a Delaware corporation and operated through its wholly owned subsidiary, Acoustics. We discontinued our loudspeaker business in 1994 and utilized our audio experience on the development of the worlds' first all-digital, high efficiency audio amplifier integrated circuits ("IC"), which we trademarked as Direct Digital Amplification or DDX®. We transitioned our business to take advantage of the patent we received in 1991 for related technology and to pursue the market opportunity created by the industry adoption of digital audio transmission, recording and playback. In 1999, we released our first IC products, and subsequently released a total of over 25 IC products. In addition to our IC product sales, we also licensed DDX technology to several IC companies, including STMicroelectronics NV ("ST"), one of the world's largest semiconductor companies. Under this licensing agreement with ST, Apogee developed and provided intellectual property to be used in royalty bearing products produced by ST.

        In May 2004, in order to expand our technology base and to further diversify our product and market opportunities, we acquired a portfolio of MEMS and nanotechnology intellectual property, trade secrets and know-how developed by Standard MEMS, Inc. MEMS are devices produced using high volume IC manufacturing techniques that include both electrical circuits and microscopic mechanical systems. Concurrently, we hired employees from the former Standard MEMS, Inc. and

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

1. The Company and Basis of Presentation (Continued)

established a MEMS Division that we have subsequently consolidated into our Norwood headquarters. Since this acquisition, we have been using this acquired know-how plus additional technologies to develop MEMS and nanotechnology based drug delivery and sensor systems.

        On October 5, 2005, we completed a transaction with SigmaTel, Inc. ("SigmaTel") whereby we sold certain assets of our audio division, including the DDX technology and the associated royalties from our license agreement with ST, for approximately $9.78 million. As part of the transition, a significant portion of Apogee's engineering and marketing staff related to the audio division left Apogee after they were offered positions at SigmaTel. We reorganized our remaining MEMS division into two major business groups, the Medical Products Group and the Sensor Products Group, subsequently renamed the Life Science and Health Monitoring Groups. We also closed our sales offices in China, Japan, Taiwan and Hong Kong and terminated our agreements with our independent sales representatives and distributors that supported our audio IC business. As of December 31, 2007, we are carrying inventory with an original cost of approximately $1.64 million and a net value of zero, after reserves for slow moving, excess and obsolete inventory. Subsequent to year end, on January 15, 2008, we sold the remaining DDX inventory held in the Norwood Office to one of our customers and on January 24, 2008 we sold the remaining DDX inventory housed in Hong Kong to one of our former DDX distributors. Total proceeds received for the disposition of the DDX inventory was $17,000.

        In 2007, the majority of our revenue was derived from the sale of the remaining DDX IC inventory primarily as a result of the recognition of all the deferred distributor revenue. We expect that future revenue will initially be the result of potential licensing and development revenues resulting from the grant of rights to our intellectual property. We will need to secure additional funding to support operations. We plan to add direct sales staff, independent sales representatives and distributors to support the sales of our technologies and products. We outsource the manufacturing, assembly and certain testing of our products.

Basis of Presentation

Consolidated Financial Statements

        The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. All significant intercompany transactions and accounts have been eliminated.

Going Concern

        The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have incurred continuing losses and negative cash flows from operations. Net losses were approximately $3.2 million and negative cash flows from operations were approximately $3.0 million for the twelve months ended December 31, 2007. Given our net losses and negative cash flows from operations, we will not be able to continue as a going concern without raising additional capital.

        We have approximately $321,000 of cash at December 31, 2007 and approximately $78,000 at March 27, 2008, after receiving $350,000 from an officer and a shareholder. We are actively pursuing

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

1. The Company and Basis of Presentation (Continued)

various options for additional funding. In December 2007 Herbert M. Stein, our President and Chief Executive Officer and David Spiegel, a major shareholder, loaned Apogee $250,000 and $150,000, respectively. For additional funding of $350,000 provided by Mr. Stein and Mr. Spiegel see Footnote 19—Subsequent Events—Additional Financing.

        The long-term success of Apogee is dependent upon our ability to successfully develop and market our technologies and products, to attain profitable operations and to raise additional funds as needed for such purposes. Although we have modified our business strategy to improve near-term financial performance, there can be no assurance, however, that we will be able to generate sufficient revenue, become profitable or that additional funds will be available to us on acceptable terms, if at all. Accordingly, we may be unable to implement current plans. In addition, if sufficient capital cannot be obtained, Apogee may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is affected, to the extent it includes equity securities; the holders of the common stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of securities may be unable to recoup any of their investment. Without additional funding we will be unable to continue operations.

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

Liquidity

        In December 2007, Apogee received proceeds from unsecured interest-bearing loans in the amounts of $250,000 from Herbert Stein, Chief Executive Officer and Chairman of the Board and $150,000 from David Spiegel, a major shareholder. These loans are payable upon demand and were not subject to any premium or penalty for prepayment. The loan interest rate was 8% per annum, payable monthly in arrears on the outstanding balance. For additional funding provided by Mr. Stein and Spiegel see Footnote 19—Subsequent Events—Additional Financing.

2. Summary of Significant Accounting Policies

Revenue Recognition

        Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements: Revenue Recognition", which states that revenue should be recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

2. Summary of Significant Accounting Policies (Continued)

determinable; and (4) collection of the resulting receivable is reasonably assured. The following policies apply to Apogee's two major product sales categories for revenue recognition. Sales to end users ("OEM"): Revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer's representative/freight forwarder. Sales to Distributors: From time to time we provide stock rotation rights, price protection and other incentives to our Distributors. See Footnote 2 of the financial statements. As a result of these incentives, Apogee has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date we have experienced minimal warranty returns.

        In addition, we record royalty revenue when earned in accordance with the underlying agreements. Consulting and licensing revenue is recognized as services are performed.

Loss Per Share

        Basic net loss per share is computed by dividing the net profit or loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding. The calculation of diluted net loss per share excluded potential common stock if the effect is anti-dilutive. Potential common stock consists of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.

Research and Development

        Costs for research and development are expensed as incurred.

Inventories

        Inventories, including inventory held at distributors, are stated at the lower of cost on a first-in, first-out basis or market. See Footnote 4. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory.

        For the fiscal year ended December 31, 2006 we increased our reserve for slow moving, excess and obsolete inventory to 100% of current Apogee held inventory levels. The inventory as of December 31, 2007 and 2006 consisted entirely of Apogee held inventory. Inventory at December 31, 2007 was approximately $1.6 million before the allowance for slow moving, excess and obsolete inventory. This compares to inventory at December 31, 2006, net of reserves, of approximately $1.8 million.

        On January 15, 2008 we sold the remaining DDX inventory held in the Norwood Office to one of our customers and on January 24, 2008 we sold the remaining DDX inventory housed in Hong Kong to one of our former DDX distributors. Total proceeds received for the disposition of the DDX inventory was $17,000. In addition, we may share in proceeds from this sale of inventory by our former distributor if sales exceed certain limits.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

2. Summary of Significant Accounting Policies (Continued)

Inventories purchase commitment losses

        Apogee accrues for estimated losses on non-cancelable purchase orders, which may occur if the future sales price declines below the committed purchase price. There are no outstanding significant purchase commitments of product inventory and therefore no provision was required at December, 31, 2007.

Property and Equipment

        Major replacements and betterments of equipment are capitalized. Cost of normal maintenance and repairs is charged to expense as incurred. Depreciation is provided over the estimated useful lives of the assets using accelerated methods.

Construction in Progress/Leasehold Improvements

        Construction in progress consisted of costs related to the renovations and construction of a laboratory to be used for the development of medical device products. In January 2007 the renovations as well as the construction of our medical laboratory were completed. The final costs associated with these renovations of approximately $90,000 were reclassified to leasehold improvements in the first quarter of 2007. Leasehold improvements are amortized over either the term of lease or the estimated useful life of the improvement.

Patents

        Costs incurred to register and obtain patents are capitalized and amortized on a straight-line basis over five years, their estimated useful lives. During the fiscal year ended December 31, 2007, we submitted two new U. S. patent applications.

Exclusive License Fee

        We capitalize license fees paid to third parties for costs associated with the exclusive rights to their patents. We are amortizing these fees over a period of four years.

Cash and Cash Equivalents

        We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Substantially all of our cash is held in high quality money market funds comprised of short-term, fixed income securities earning interest at a thirty-day yield of at December 31, 2007 of 4.57%.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable

        We carry our trade receivables from direct customers less an allowance for doubtful accounts to ensure that trade receivables are carried at net realizable value. On a periodic basis, we evaluate the collectibility of our accounts receivable on a variety of factors, including length of time receivables are past due, indication of customer willingness to pay, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when we become aware of a customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or substantial deterioration in the customer's operating results or financial position. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Accounts receivable are generally considered past due if any portion of the receivable balance is outstanding for more than 90 days. If circumstances related to our customers change, estimates of the recoverability of receivables would be further adjusted.

Fair value of financial instruments

        Carrying amounts of certain of the our financial instruments, including cash and cash equivalents, accounts receivable and notes and accounts payable, approximate their fair values due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. We do not hold or issue financial instruments for trading purposes.

Stock-Based Compensation

        Apogee had a stock-based compensation plan, the 1997 Employee, Director and Consultant Stock Option Plan (the "1997 Plan"), which is described below. This 1997 Plan expired as of May 14, 2007. At our Annual Meeting held on August 28, 2007, the shareholders approved the adoption of a new stock-based compensation plan, the 2007 Employee, Director and Consultant Stock Plan (the "2007 Plan"). Prior to fiscal 2006, we accounted for the stock based compensation under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards, "Accounting for Stock-Based Compensation" (SFAS 123(R)).

        Effective January 1, 2006, we adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, stock compensation costs recognized beginning January 1, 2006 include (a) compensation cost for all stock-based compensation payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R), and (b) compensation cost for all stock-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Due to the adoption of SFAS 123(R), included in our net loss for the twelve months ended December 31, 2007 and 2006 were stock-based compensation charges of approximately $95,000 and $292,000, respectively.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

2. Summary of Significant Accounting Policies (Continued)

Concentration of Credit Risk

        At December 31, 2007 and 2006, we had cash balances at a financial institution in excess of federally insured limits. However, we do not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Recent Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation became effective for our year commencing January 1, 2007.

        In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for Apogee as of January 1, 2008. Our adoption of SFAS No. 157 is not expected to have a material effect on our consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and liabilities. We presently do not expect that the adoption of SFAS 159 will have any material effect on our consolidated financial position and results of operations.

        In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R ("SFAS 141R"), Business Combinations, which establishes principles and requirements of how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire, goodwill acquired in the business combination or a gain from bargain purchase. SFAS 141R is effective for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. We presently do not expect the adoption of SFAS 141R to have an effect on our financial statements.

        In December 2007, the Financial Accounting Standards Board issued Statement No. 160 ("SFAS 160"), Non-controlling Interests in Consolidated Financial Statements, which enables accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. We presently do not expect the adoption of SFAS 160 to have an effect on our financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

2. Summary of Significant Accounting Policies (Continued)

  Income Taxes

        Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws. See Footnote 13—Income Taxes and Tax Loss Carryforwards.

3. Accounts Receivable

        Accounts Receivable at December 31, 2007 and December 31, 2006 are comprised of the following:

	December 31, 2007	December 31, 2006
Distributor	$1,650	$11,162
Direct customers	19,456	13,279

	$21,106	$24,441
Less allowance for doubtful accounts	(10,570)	(13,245)

Net accounts receivable	$10,536	$11,196

4. Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market. The major classifications of inventories are as follows:

	December 31, 2007	December 31, 2006
Raw materials	$—	$—
Finished goods held by Apogee	1,644,316	1,814,028
Finished goods held by distributors	—	—

	$1,644,316	$1,814,028
Less allowance for slow moving, excess and obsolete inventory	(1,644,316)	(1,814,028)

Inventory—net	$—	$—

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

5. Property and Equipment

        Property and equipment at December 31, 2007 and December 31, 2006 are comprised of the following:

	December 31, 2007	December 31, 2006
Equipment	$181,459	$136,761
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	22,954

	$329,341	$214,705
Less accumulated depreciation	(145,896)	(97,488)

	$183,445	$117,217

        Depreciation expense was $41,025 and $18,583 for the years ended December 31, 2007 and 2006, respectively.

        The estimated useful lives of the classes of physical assets are as follows:

Description	Depreciable Lives
Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease or useful life of asset

6. Asset Impairment

        We recorded an Intangible Asset impairment charge of $40,000 at December 31, 2007 to reflect lower than anticipated revenues from our MEMS sensor product line. This charge is based on estimates by management and was recorded against $100,000 of intangible assets associated with MEMS intellectual property acquired in 2004.

7. Accrued Expenses

	December 31, 2007	December 31, 2006
Accrued audit expenses	$63,000	$60,000
Accrued legal expenses	7,000	25,000
Other accrued expenses	19,000	64,000

	$89,000	$149,000

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

8. Stockholders' Equity

  Preferred Stock

        At our Annual Meeting held on August 28, 2007, our shareholders approved an Amendment to the Amended and Restated Certificate of Incorporation creating 5 million shares of undesignated Preferred Stock. These shares will have future rights and preferences to be determined at the sole discretion of our Board of Directors.

  Common Stock

        On July 26, 2007, we signed a consulting agreement pursuant to which we issued 65,000 shares of our common stock in a private transaction, exempt from registration under section 4(2) of the Securities Act of 1933, as amended, (the "Securities Act") as an upfront non-refundable retainer as partial compensation to a financial advisor and exclusive placement agent in connection with a possible financing transaction.

        The relationship with this financial advisor was terminated and as a result, the shares were fully returned. This termination has been reflected in our financial statements as of December 31, 2007. We did not issue any common stock during the fiscal year ended December 31, 2006.

        At our Annual Meeting held on August 28, 2007, our shareholders approved an Amendment to the Amended and Restated Certificate of Incorporation increasing the number of Common Stock authorized from 20 million to 40 million.

  Stock Options

        During the twelve months ended December 31, 2007, we awarded certain employees options to purchase 64,000 and 101,000, shares, in the aggregate, at exercise prices ranging from $0.45 to $1.20 per share. In addition, the Board of Directors awarded to members of the Medical Advisory Board options to purchase 20,000 and 10,000 shares, in the aggregate, at exercise prices ranging from $.045 to $1.36 per share. These options were granted under the 1997 and 2007 Employee, Director and Consultant Stock Option Plans. The options granted to the employee vest over five years beginning at the first anniversary of the date of grant. The options granted to the member of the Medical Advisory Board vest over one year beginning with 50% at the six-month anniversary of the date of grant and the remaining 50% at the one year anniversary of the date of grant. All of the options awarded under the new Plan are unregistered.

9. Related Party Transactions

        Apogee rents our facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, we are renting the facility on a month-to-month basis. Rent paid to this stockholder aggregated $52,800 per year for 2007 and 2006.

10. Indemnification Arrangements with our Executives and Others

        Apogee has been assuming and will continue to assume the legal costs and related expenses of Herbert M. Stein, in connection with the civil case in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled Joseph Shamy v. Herbert M. Stein, case No.: 50 2005 CA

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

10. Indemnification Arrangements with our Executives and Others (Continued)

007719 XXXXMB. We have incurred approximately $559,000 toward this indemnification through December 31, 2007.

        The Company has agreed to indemnify certain employees and a former employee in connection with the SEC inquiry. To date we have incurred approximately $60,000 based on indemnifying legal expenses of these individuals in association with this matter. As of December 31, 2007 we had incurred approximately $10,000 of this amount, and could incur significantly larger costs before this matter is resolved. These costs are not being reimbursed under our Directors and Officers Insurance Policy.

11. Loss Per Common Share

        Basic earning per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The diluted income per common share includes the potential impact of dilutive securities, including options and warrants. The dilutive effect of stock options and warrants is computed using the treasury stock method, which assumes the repurchase of common shares by the Apogee at the average market price for the period. The calculation of diluted net loss per share excludes potential common stock if the effect is anti-dilutive. The weighted average number of shares of common stock outstanding used to compute basic loss per share for 2007 and 2006 amounted to 11,985,428 and 11,968,332, respectively.

12. Employee Retirement 401(k) Plan

        Apogee sponsors a 401(k) retirement plan for the benefit of its employees. The plan imposes no contribution requirement or liability upon Apogee. Plan participation is voluntary and unconditional to all employees over 18 and plan contributions are discretionary to the limits allowed by the Internal Revenue Code and are immediately 100% vested. There were no employer contributions during 2007 or 2006.

13. Tax Loss Carryforwards

        The components of the provision (benefit) for income taxes consisted of the following:

	December 31, 2007	December 31, 2006
Federal deferred	$(1,090,000)	$(1,010,000)
State deferred	(192,000)	(178,000)
Increase in valuation allowance	1,282,000	1,188,000

Provision (benefit) for income taxes	$—	$—

        A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

Statutory Federal rate benefit	(34)%
State, net of Federal effect	(6)
Valuation allowance for period	40

Effective rate	—%

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

13. Tax Loss Carryforwards (Continued)

        The significant components of our deferred assets and liabilities consist of the following:

	December 31, 2007	December 31, 2006
Long-term assets
Net operating loss carryforwards	$6,200,000	$4,920,000
Research and development credits and other	300,000	290,000
Less valuation reserve	(6,500,000)	(5,210,000)

Net deferred tax assets	$—	$—

        The valuation reserve increased by approximately $1,290,000 in 2007, primarily due to the generation of net operating loss carryforwards and credits for which realization is not reasonably assured.

        The following approximates the net loss carryforwards we have available in the future for Federal and State tax purposes.

	December 31, 2007	December 31, 2006
Net operating loss carryforwards
Federal	$15,500,000	$12,300,000

State	$9,200,000	$6,000,000

        Business credits available in the future:

	December 31, 2007	December 31, 2006
Business credits available in the future
Federal	$980,000	$910,000

State	$300,000	$290,000

        The net operating loss carryforwards will begin to expire in 2017 for Federal tax purposes and in 2008 for State tax purposes. The Federal and State credits will begin to expire in 2016.

        Significant changes in our ownership may substantially reduce the available carryforwards and related tax benefits.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

14. Supplemental Cash Flow Information

        For the fiscal year ended December 31 2007 we paid approximately $1,800 in interest expense. No interest was paid during 2006.

15. Stock Based Compensation

        Included in our net loss for the year ended December 31, 2007 was a stock based compensation charge of approximately $95,000 due to the adoption of SFAS 123(R). This compares to a compensation charge of approximately $292,000 for the year ended December 31, 2006. Stock-based compensation costs are based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options. The fair value of stock options are amortized as compensation expense as earned, which is generally over the options' vesting period.

        In anticipation of adopting SFAS 123(R), we evaluated the assumptions used in the Black-Scholes model. Apogee continues to calculate the expected volatility based solely on historical volatility. We believe that historical volatility provides the best estimate of future stock price volatility.

        We estimate the expected life of the option and determine a risk-free rate based on U.S. Treasury issues with remaining terms similar to the expected life of the option. We have never paid cash dividends and do not currently intend to pay cash dividends. Additionally, we have estimated an expected term of 7.5 years, expected volatility of approximately 93% and risk free interest rate of 3.82%.

        As part of SFAS 123(R), we estimate potential forfeitures of stock grants and adjust stock based compensation cost accordingly. The estimate of forfeitures may be adjusted to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

15. Stock Based Compensation (Continued)

        A summary of the Apogee's stock compensation activity with respect to the twelve months ended December 31, 2007 and 2006 follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2005	2,495,060	$5.4939	—
Granted	714,500	0.9259	—
Exercised	—	—
Cancelled, forfeited or expired	(310,460)	(3.0248)	—

Outstanding at December 31, 2006	2,899,100	$4.6512	6.4563
Granted	195,000	0.8071	—
Exercised	—	—	—
Cancelled, forfeited or expired	(156,000)	(1.6613)

Outstanding at December 31, 2007	2,938,100	$4.5548	5.9352

Vested at December 31, 2007	2,467,100	$5.2488	5.3951

Exercisable at December 31, 2007	2,467,100	$5.2488	5.3951

        The following table summarizes information about options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Vested Number Exercisable	Weighted Average Exercise Price
$0.25 - 1.69	1,039,900	7.8066	$1.0007	568,900	$1.0678
$2.71 - 6.590	1,299,200	4.2620	5.4017	1,299,200	5.4017
$8.45 - 12.15	599,000	6.3157	8.8883	599,000	8.8883

Total at December 31, 2007	2,938,100	5.9353	$4.5549	2,467,100	$5.2489

        During the twelve months ended December 31, 2007, Apogee granted options to purchase 195,000 shares of its common stock at a weighted average fair market value of $0.8071. No options were exercised during the fiscal year ended December 31, 2007. In addition, during the twelve months ended December 31, 2007, options to purchase 142,500 shares of Apogee common stock vested. The weighted average exercise price of these options was $1.7281. Total stock based compensation expense for the fiscal year ended December 31, 2007 was approximately $95,000. Total stock based compensation expense for the fiscal year ended December 31, 2006 was approximately $292,000.

        As of December 31, 2007 there was approximately $159,000 of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock based payments granted to our employees and directors. Total unrecognized compensation costs will be adjusted for future changes in estimated forfeitures over the remaining vesting periods of the grants.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

16. Commitments and Contingencies

Leases

        We did not have any operating leases at December 31, 2007 or December 31, 2006.

Employment Contract

        On June 7, 2004, Apogee entered into a three-year employment contract with its chief executive officer and president whereby he will receive an annual salary of $295,000. This employment contract automatically renews for successive periods of two years unless either party notifies the other of its intension not to renew. Apogee's board of directors will annually consider granting increases in salary, as well as potential bonuses.

17. Supplementary Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for the 12 months ended December 31, 2007 and 2006 are as follows: (in thousands, except per share data):

	2007
	1st Qtr.	2nd Qtr	3rd Qtr.	4th Qtr.
Net revenue	$53	$65	$14	$18
Costs and expenses	798	864	794	1,026
Operating loss	(745)	(799)	(780)	(1,008)
Net loss	(713)	(775)	(713)	(1,004)
Basic and diluted loss per common share	(0.06)	(0.06)	(0.06)	(0.08)

	2006
	1st Qtr.	2nd Qtr	3rd Qtr.	4th Qtr.
Net revenue	$985	$341	$509	$50
Costs and expenses	1,746	1,409	1,592	677
Operating loss	(761)	(1,068)	(1,083)	(628)
Net loss	(729)	(932)	(739)	(571)
Basic and diluted loss per common share	(0.06)	(0.08)	(0.06)	(0.05)

18. Notification from the American Stock Exchange

        As reported on our report on Form 8-K dated November 8, 2007, we were notified by a letter from the American Stock Exchange on November 2, 2007 that the AMEX PLAN period had expired without our having regained compliance with the relevant continued listing standards. As a result, the staff of the AMEX notified us of their intent to remove our common stock from the AMEX by filing a delisting application with the Securities and Exchange Commission (the "SEC") pursuant to Section 1009(d) of the AMEX Company Guide (the "Company Guide"), and Rule 12d2-2 of the Securities Exchange Act of 1934, as amended.

        On December 12, 2007 a hearing with the Listings Qualifications Panel was conducted. Subsequently, we were notified that the Listings Qualification Panel upheld their decision to cease the

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007 AND 2006

18. Notification from the American Stock Exchange (Continued)

continue listing of our stock. We immediately began the transitioning process to the OTC Bulletin Board® and/or the Pink Sheets© LLC.

        On January 23, 2008 we announced that our shares will be quoted on the Over-the-Counter Bulletin Board® under the symbol "ATCS".

19. Subsequent Events—Additional Financings

        On February 21, 2008 we received loans in the amount of $200,000. Herbert M. Stein, our Chairman and Chief Executive Officer and David Spiegel, a major shareholder in our Company, each loaned Apogee $100,000, pursuant to Promissory Notes. The promissory notes bear simple interest of 8% per annum and are to be repaid in 180 days. Associated with the promissory notes are two warrants. Each warrant is a three (3) year warrant representing an underlying ten thousand (10,000) shares of common stock with a strike price of $1.00 as added consideration for the Notes. These warrants have been documented using customary terms and include cashless or net exercise provision for exercise.

        In addition, On March 20, 2008 we received loans in the amount of $150,000. David Spiegel and Herbert M. Stein loaned Apogee $100,000 and $50,000, respectively, pursuant to the new promissory notes. These promissory notes were constructed the same as the notes dated February 21, 2008 bearing simple interest of 8% per annum and repayment in 180 days. Associated with the promissory notes are two warrants. Each warrant is a three (3) year warrant representing an underlying ten thousand (10,000) for Mr. Spiegel and five thousand (5,000), respectively, shares of common stock with a strike price of $1.00 as added consideration for the Notes. These warrants have been documented the same as the warrants dated February 21, 2008.