Form 10-Q
period 2008-03-31
APOGEE TECHNOLOGY INC
filed 2008-05-14
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(781) 551-9450

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:  As of April 28, 2008, there were 12,132,332 shares of Common Stock, $.01 par value per share, outstanding.

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10Q FOR THE

PERIODS ENDED MARCH 31, 2008 AND MARCH 31, 2007

PART I                  FINANCIAL INFORMATION

Item 1.                    Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$110,818	$320,524
Accounts receivable, net of allowance for doubtful accounts of $9,377 in 2008 and $10,570 in 2007, respectively	—	10,536
Inventories, net	—	—
Prepaid expenses and other current assets	70,261	86,763

Total current assets	181,079	417,823

Property and equipment, net	170,595	183,445

Other assets
Patents	284,394	269,694
Exclusive licensing, net	23,801	26,009

	$659,869	$896,971

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,126,742	$745,545
Officer and shareholder loans and notes payable, net	839,130	400,000

Total current liabilities	1,965,872	1,145,545

Commitments and Contingencies	—	—

Stockholders’ equity (deficiency)
Preferred stock, par value $0.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—

Common stock, $.01 par value; 40,000,000 shares authorized, 11,968,332 issued and outstanding at March 31, 2008 and December 31, 2007	119,683	119,683

Additional paid-in capital	18,523,279	18,492,311
Accumulated deficit	(19,948,965)	(18,860,568)

Total stockholders’ equity (deficiency)	(1,316,003)	(248,574)
	$659,869	$896,971

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2008	2007

Revenues
Product sales	$21,951	$53,670

	21,951	53,670

Costs and expenses
Product sales	696	216
Research and development	413,087	244,260
Selling, general and administrative	684,331	553,892

	1,098,114	798,368

Operating loss	(1,076,163)	(744,698)

Other income (expense)
Interest/other income	1,243	31,867
Interest expense	(13,477)	—

	(12,234)	31,867

Net loss	$(1,088,397)	$(712,831)

Accumulated deficit - beginning	$(18,860,568)	$(15,655,562)

Accumulated deficit - ending	(19,948,965)	(16,368,393)

Basic and diluted loss per common share	$(0.09)	$(0.06)

Weighted average common shares outstanding - basic and diluted	11,968,332	11,968,332

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2008	2007

Cash flows from operations
Net loss	$(1,088,397)	$(712,831)
Adjustments to reconcile net loss to net cash used in operating activities:

Provision for doubtful accounts	(1,193)	—
Provision for slow moving, excess and obsolete inventory	(1,644,316)	(73,950)
Depreciation and amortization	22,140	18,291
Stock compensation expense for employees and directors	18,245	24,603
Original issue discount	1,855	—
Changes in operating assets and liabilities:
Accounts receivable	11,729	(12,931)
Inventories	1,644,316	73,950
Prepaid expenses and other current assets	16,502	13,806
Accounts payable and accrued expenses	381,196	(38,610)

Net cash used in operating activities	(637,923)	(707,672)

Cash flows from investing activities
Purchases of property and equipment	(7,082)	(25,222)
Patent costs	(14,701)	(29,654)
Leasehold improvements	—	165
License fee	—	(11,778)

Net cash provided by investing activities	(21,783)	(66,489)

Cash flows from financing activities
Proceeds from shareholder loan and notes payable	250,000	—
Proceeds from officer loan and notes payable	200,000	—

Net cash provided (used) by financing activities	450,000	—

Decrease in cash and cash equivalents	(209,706)	(774,161)

Cash and cash equivalents – beginning	320,524	3,051,420

Cash and cash equivalents – ending	$110,818	$2,277,259

Supplemental Cash Flow Information:
During the three months, cash was paid for the following:
Interest	$5,933	$—

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND MARCH 31, 2007 (UNAUDITED)

1.                   The Company and Basis of Presentation

The Company

Apogee Technology, Inc. and Subsidiary (the “Company” or “Apogee”, “we”, “us”, or “our”) designs and develops, with the long-term goal of commercializing advanced drug delivery and sensor based health monitoring devices and systems.  Our Life Science Group is developing PyraDerm™ an advanced intradermal drug delivery system to meet the needs of patients, health insurers and companies developing pharmaceuticals, as well as, governments and international health organizations. We believe PyraDerm™ has advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and other pharmaceuticals. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and have started in vivo testing with two leading research organizations to evaluate the advantages of PyraDerm in the delivery of Hepatitis B and the Influenza vaccine antigens. We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support its commercialization. Upon the successful completion of in vitro and in vivo evaluation of PyraDerm we intend to pursue licensing/development or partnership agreements with pharmaceutical companies interested in our technologies.   In August 2007, we announced an expansion of our sensor business to include the development of IntellaPAL™, an innovative sensor based monitoring system designed to improve the security, independence and quality of life for the elderly and their families. IntellaPAL will utilize a wireless sensor module and advanced software processing to continuously measure a range of health characteristics and automatically notify responders when specified conditions are detected. In addition, the system will provide monitored data online so that approved caregivers will be able to assist in the early identification of certain health characteristics. In May 2008, we plan to begin testing of IntellaPAL prototype designs with a leading geriatric research institute in Boston. We are also developing and marketing proprietary Micro-Electromechanical Systems (“MEMS”) based pressure sensors for the medical, automotive, industrial and consumer markets under the Sensilica® brand name.  These devices are produced using a novel manufacturing technology that we believe reduces size and cost while improving reliability as compared to alternative MEMS sensor designs.   Neither product group had meaningful revenues for the three months ended March 31, 2008.

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

On October 5, 2005, we completed a transaction with SigmaTel, Inc. (“SigmaTel”) whereby we sold certain assets of our audio division, including the DDX technology and the associated royalties from our license agreement with ST, for approximately $9.78 million. As part of the transition, a significant portion of Apogee’s engineering and marketing staff related to the audio division left Apogee after they were offered positions at SigmaTel. We reorganized our remaining MEMS division into two major business groups, the Medical Products Group and the Sensor Products Group subsequently renamed the Life Science and Health Monitoring Groups. We also closed our sales offices in China, Japan, Taiwan and

Hong Kong and terminated our agreements with our independent sales representatives and distributors that supported our audio IC business.   On January 15, 2008, we sold the remaining DDX inventory held in the Norwood Office to one of our customers and on January 24, 2008 we sold the remaining DDX inventory housed in Hong Kong to one of our former DDX distributors.  Total proceeds received for the disposition of the DDX inventory was $17,000.

Basis of Presentation

Consolidated Financial Statements

The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. All significant intercompany transactions and accounts have been eliminated.

In management’s opinion all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have incurred continuing losses and negative cash flows from operations. Net losses were approximately $1.1 million and negative cash flows from operations were approximately $638,000 for the three months ended March 31, 2008.   Given our net losses and negative cash flows from operations, we will not be able to continue as a going concern without raising additional capital.

We have approximately $111,000 of cash at March 31, 2008 and approximately $12,000 at May 5, 2008, after receiving an additional $164,000 from the sale of 164,000 shares of our Common Stock through a private placement.  We are actively pursuing various options for additional funding. During the three months ended March 31, 2008, Herbert M. Stein, our President and Chief Executive Officer and David Spiegel, a major shareholder, loaned Apogee $200,000 and $250,000, respectively.  For financing details of $164,000 see Footnote 13 - Subsequent Events – Additional Financing.

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

Liquidity

During the three months ended March 31, 2008, Apogee received proceeds from unsecured interest-bearing promissory notes in the amounts of $150,000 from Mr. Herbert M. Stein, Chief Executive Officer and Chairman of the Board and $200,000 from Mr. David Spiegel, a major shareholder.  These promissory notes are payable upon demand, not  subject to any premium or penalty for prepayment, bear simple interest of 8% per annum, and are to be repaid in 180 days.  Associated with the promissory notes are warrants.  Each of two warrants is a three (3) year warrant representing an underlying ten thousand (10,000) shares of common stock with a strike price of $1.00 for Mr. Spiegel, and each of two warrants is a three (3) year warrant representing an underlying ten thousand (10,000) and five thousand (5,000) shares of common stock with a strike price of $1.00 for Mr. Stein, respectively.  On March 31, 2008 we received $50,000 each from Messrs. Stein and Spiegel.  On April 1, 2008 these funds were converted to unsecured interest-bearing promissory notes.   These promissory notes are payable upon demand, not  subject to any premium or penalty for prepayment, bear simple interest of 8% per annum, and are to be repaid in 180 days.  On April 1, 2008, two warrants each representing five thousand shares of Apogee common stock were issued to Messrs. Stein and Spiegel, respectively at a strike price of $1.00.  The discount is being amortized over 180 days, the life of the notes and charged to interest expense.  The warrants were issued as added consideration for the notes.  These warrants have been documented using customary terms and include cashless or net exercise provision for exercise. In addition, on April 9, 2008 we received $164,000 from the sale of 164,000 shares of our Common Stock through a private placement.  See Footnote 13 - Subsequent Events – Additional Financing.

2.         Summary of Significant Accounting Policies

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements: Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The following policies apply to Apogee’s two major product sales categories for revenue recognition. Sales to end users (“OEM”):  Revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer’s representative/freight forwarder. Sales to Distributors:  From time to time we provided stock rotation rights, price protection and other incentives to our Distributors. As a result of these incentives, Apogee has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date we have experienced minimal warranty returns.

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

Inventories purchase commitment losses

Apogee accrues for estimated losses on non-cancelable purchase orders, which may occur if the future sales price declines below the committed purchase price.  There are no outstanding significant purchase commitments of product inventory and therefore no provision was required at March 31, 2008.

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

Stock-Based Compensation

Apogee had a stock-based compensation plan, the 1997 Employee, Director and Consultant Stock Option Plan (the “1997 Plan”), which is described below.  This 1997 Plan expired as of May 14, 2007.  At our Annual Meeting held on August 28, 2007, the shareholders approved the adoption of a new stock-based compensation plan, the 2007 Employee, Director and

Consultant Stock Plan (the “2007 Plan”).  Prior to fiscal 2006, we accounted for the stock based compensation under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards, “Accounting for Stock-Based Compensation” (SFAS 123(R)).

Effective January 1, 2006, we adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, stock compensation costs recognized beginning January 1, 2006 include (a) compensation cost for all stock-based compensation payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R), and (b) compensation cost for all stock-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  Due to the adoption of SFAS 123(R), included in our net loss for the three months ended March 31, 2008 and 2007, were stock-based compensation charges of approximately $18,000 and $25,000, respectively.

Concentration of Credit Risk

At March 31, 2007 and 2008, we had cash balances at a financial institution in excess of federally insured limits.  However, we do not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

In anticipation of adopting SFAS 123(R), Apogee evaluated the assumptions used in the Black-Scholes model. We continue to calculate the expected volatility based solely on historical volatility. We believe that historical volatility provides the best estimate of future stock price volatility.

The expected term was previously and is currently calculated based on an analysis of vesting periods and contractual life. Apogee believes that this analysis provides a better estimate of option term periods.

We estimate the expected life of the option and determine a risk-free rate based on U.S. Treasury issues with remaining terms similar to the expected life of the option.  We have never paid cash dividends and do not currently intend to pay cash dividends.  Additionally, we have estimated an expected term of 7.5 years, expected volatility of approximately 100% and risk free interest rate of 2.96%.

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

Apogee’s stock compensation activity with respect to the three months ended March 31, 2008 is summarized below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,938,100	$4.5548
Granted	—
Exercised	—
Cancelled or expired	—
Outstanding at March 31, 2008	2,938,100	$4.5548	5.6861	$31,520

Vested at March 31, 2008	2,475,400	$5.2338	5.1554	$2,976

Exercisable at March 31, 2008	2,475,400	$5.2338	5.1554	$2,976

The following table summarizes information about options outstanding as of March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.25 — 1.69	1,039,900	7.5574	$0.9603	577,200	$1.0632
$2.71 — 6.590	1,299,200	4.0129	$5.4017	1,299,200	$5.4017
$8.45 — 12.15	599,000	6.0665	$8.8883	599,000	$8.8883

Total at March 31, 2008	2,938,1000	5.68616	$4.5549	2,475,400	$5.2338

During the three months ended March 31, 2008, Apogee did not grant options.  No options were exercised during the three months ended March 31, 2008.  During the three months ended March 31, 2008, options to purchase 8,300 shares of Apogee common stock vested.   The weighted average fair value of these options was $0.6205.  Total stock-based compensation expense for the three months ended March 31, 2008, was approximately $18,000 compared to approximately $25,000 for the three months ended March 31, 2007.

Recent Accounting Pronouncements

Management does not believe there are any recently issued but not yet effective accounting pronouncements that will have a material effect on our financial statements.

3.                                              Accounts Receivable

Accounts Receivable at March 31, 2008 and December 31, 2007 are comprised of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Distributor	$—	$1,650
Direct customers	9,377	19,456
	$9,377	$21,106

Less allowance for doubtful accounts	$(9,377)	(10,570)

Net accounts receivable	$—	$10,536

4.                                              Property and Equipment

Property and equipment at March 31, 2008 and December 31, 2007 are comprised of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Equipment	$188,541	$181,459
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	92,892

	$336,423	$329,341

Less accumulated depreciation	(165,828)	(145,896)

	$170,595	$183,445

Depreciation expense was $12,191 and $16,573 for the three months ended March 31, 2008 and 2007, respectively.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

5.                                              Asset Impairment

We recorded an Intangible Asset impairment charge of $40,000 at December 31, 2007 to reflect lower than anticipated revenues from our MEMS sensor product line.  This charge is based on estimates by management and was recorded against $100,000 of intangible assets associated with MEMS intellectual property acquired in 2004.  No additional charge was recorded for the three months ended March 31, 2008.

6.                                              Accrued Expenses

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Accrued audit expenses	$77,000	$63,000
Accrued legal expenses	26,000	7,000
Other accrued expenses	11,000	19,000

	$114,000	$89,000

7.                                              Promissory Notes, Loans and Warrants

During the three months ended March 31, 2008, Apogee received proceeds from unsecured interest-bearing promissory notes in the amounts of $150,000 from Mr. Herbert M. Stein, Chief Executive Officer and Chairman of the Board and $200,000 from Mr. David Spiegel, a major shareholder.  These promissory notes are payable upon demand, not  subject to any premium or penalty for prepayment, bear simple interest of 8% per annum, and are to be repaid in 180 days.  On February 21, 2008 two warrants, each representing ten thousand shares of Apogee common stock were issued to Messrs. Stein and Spiegel at a strike price of $1.00.  Each warrant has been valued at $3,462 using the Black Scholes valuation model based upon the following assumptions:  term of three years, a risk free interest rate of 2.23% and a volatility of 98.46%. On March 20, 2008 two warrants representing five thousand and ten thousand shares of Apogee common stock were issued to Messrs. Stein and Spiegel, respectively at a strike price of $1.00.  The warrants issued to Messrs. Spiegel and Stein have been valued at $3,867 and $1,934, respectively, using the Black Scholes valuation model based upon the following assumptions:  term of three years, a risk free interest rate of 1.71% and a volatility of 99.87%. The effective interest rate is approximately 15.3%.

On March 31, 2008 we received $50,000 each from Messrs. Stein and Spiegel.  On April 1, 2008 these funds were converted to unsecured interest-bearing promissory notes.   These promissory notes are payable upon demand, not  subject to any premium or penalty for prepayment, bear simple interest of 8% per annum, and are to be repaid in 180 days.  Interest after maturity shall be payable on demand at an annual rate which is four (4) percentage points above the rate of interest payable during the term of the notes.  On April 1, 2008, two warrants each representing five thousand shares of Apogee common stock were issued to Messrs. Stein and Spiegel, respectively at a strike price of $1.00.  The warrants issued to Messrs. Spiegel and Stein have been valued at $2,526 each, using the Black Scholes valuation model based upon the following assumptions:  term of three years, a risk free interest rate of 1.94% and a volatility of 100%.  All warrants issued were for added consideration for the Notes.  The discount is being amortized over 180 days, the life of the notes and charged to interest expense.

The promissory notes issued to Messrs. Stein and Spiegel on December 11, 2007 for an aggregate of $400,000 began incurring a post maturity rate of interest on March 10, 2008 as a result of non-payment at the maturity date. The promissory notes originally were issued with simple interest of 8% per year and are to be repaid in cash after 90 days. The promissory notes now bear interest at 12%, the interest after maturity is payable on demand and is compounded monthly, otherwise the December 11, 2007 promissory notes remain unchanged from the standard promissory notes issued to us.

Through March 31, 2008 Apogee has received total proceeds from these loans and promissory notes of $450,000 and $400,000 from Mr. Stein and Mr. Spiegel, respectively.

The following table represents the net payable due as of March 31, 2008.

	Herbert M. Stein	David Spiegel

Total proceeds from loans and Promissory Notes	$450,000	$400,000
Discount as of March 31, 2008	(4,527)	(6,343)
	$445,473	$393,657

 8.                                             Stockholders’ Equity

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

Stock Options

During the three months ended March 31, 2008, no additional stock options were awarded. During the three months ended March 31, 2007, Company awarded an employee options to purchase 6,000 shares at an exercise price of $1.20 per share.  In addition, the Board of Directors awarded to two new members of the Advisory Board options to purchase 10,000 shares at an exercise price of $1.24 per share and 10,000 shares at an exercise price of $1.36 per share.  These options were granted under the 1997 Employee, Director and Consultant Stock Option Plan. The options granted to the employee vest over five years beginning at the first anniversary of the date of grant.  The options granted to the members of the Medical Advisory Board vest over one year beginning with 50% at the six-month anniversary of the date of grant and the remaining 50% at the one year anniversary of the date of grant.

9.                                              Related Party Transactions

In addition to the Promissory Notes, Loans and Warrants set forth in Footnote 7, we rent our facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, we are renting the facility on a month-to-month basis.

10.                                       Indemnification Arrangements with our Executives and Others

Apogee has been assuming and will continue to assume the legal costs and related expenses of Herbert M. Stein, in connection with the civil case in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled  Joseph Shamy v. Herbert M. Stein, case No.: 50 2005 CA 007719 XXXXMB.   We have incurred approximately $621,000 toward this indemnification through March 31, 2008.

Apogee has agreed to indemnify certain employees and a former employee in connection with the SEC inquiry. As of March 31, 2008 we have incurred approximately $84,000 based on indemnifying legal expenses of these individuals in association with this matter. During the three months ended March 31, 2008, we recorded approximately $73,000 toward this indemnification and we could incur significantly larger costs before this matter is resolved.  These costs are not being reimbursed under our Directors and Officers Insurance Policy.

11.              Tax Loss Carryforwards

The following approximates the net loss carryforwards we have available in the future for Federal and State tax purposes as of December 31, 2007:

	December 31,	December 31,
	2007	2006
Net operating loss carryforwards
Federal	$15,500,000	$12,300,000
State	$9,200,000	$6,000,000

Business credits available in the future:

	December 31,	December 31,
	2007	2006
Business credits available in the future
Federal	$980,000	$910,000
State	$300,000	$290,000

The net operating loss carryforwards will begin to expire in 2017 for Federal tax purposes and in 2008 for State tax purposes.  The Federal and State credits will begin to expire in 2016.

Significant changes in our ownership may substantially reduce the available carryforwards and related tax benefits.

12.              Notification from the American Stock Exchange

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

On December 12, 2007 a hearing with the Listings Qualifications Panel was conducted.  Subsequently, we were notified that the Listings Qualification Panel upheld their decision to cease the continue listing of our stock.  We immediately began the transitioning process to the OTC Bulletin Board® and/or the Pink Sheets© LLC.

On January 23, 2008 we announced that our shares will be quoted on the Over-the-Counter Bulletin Board® under the symbol “ATCS”.

13.              Subsequent Events – Additional Financings

On April 9, 2008, Apogee sold 164,000 shares of our common stock to accredited investors at a price of $1.00 per share.  The aggregate gross proceeds to Apogee, before fees and expenses, were $164,000, which we will use for general working capital and corporate purposes.   Apogee may pay up to 7% of the offering proceeds for consulting services rendered in connection with the private placement.  The shares of Apogee’s common stock were issued and sold in a private placement in reliance on an exemption from registration provided by Section 4(2) of Securities Act of 133, as amended, and Rule 506 of Regulation D promulgated thereunder.  The shares of the common stock issued in this private placement will not be registered under the Securities Act of 1933 and may not by subsequently offered or sold by the investors in the United States absent registration or an application exemption from the registration requirement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three-month period ended March 31, 2008 should be read in conjunction with the Company’s Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled ITEM 1A – RISK FACTORS as well as other factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

OVERVIEW

We are developing proprietary intradermal drug delivery systems for vaccines and other pharmaceuticals that we intend to market to pharmaceutical and medical device companies. We are also engaged in the development of proprietary sensor, based health monitoring systems for the elderly care and other markets that we intend to manufacture and market to individuals and health organizations.  Our two major business activities are organized under the Life Science Group and the Health Monitoring Group.  Our Life Science Group is developing PyraDerm™ an advanced intradermal drug delivery system to meet the needs of patients, health insurers and companies developing pharmaceuticals, as well as, governments and international health organizations. We believe PyraDerm™ has advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and other pharmaceuticals. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and have started in vivo testing with two leading research organizations to evaluate the advantages of PyraDerm in the delivery of Hepatitis B and the Pandemic Influenza vaccine antigens. We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support its commercialization. Upon the successful completion of in vitro and in vivo evaluation of PyraDerm we intend to pursue licensing/development or partnership agreements with pharmaceutical companies interested in our technologies.   In August 2007, we announced an expansion of our sensor business to include the development of IntellaPAL™, an innovative sensor based monitoring system designed to improve the security, independence and quality of life for the elderly and their families. IntellaPAL will utilize a wireless sensor module and advanced software processing to continuously measure a range of health characteristics and automatically notify responders when specified conditions are detected. In addition, the system will provide monitored data online so that approved caregivers will be able to assist in the early identification of certain health characteristics. In May of 2008, we plan to begin testing of IntellaPAL prototype designs with a leading geriatric research institute in Boston. We are also developing and marketing proprietary MEMS based pressure sensors for the medical, automotive, industrial, and consumer markets under the Sensilica® brand name.  These devices are produced using a novel manufacturing technology that we believe reduces size and cost while improving reliability as compared to alternative MEMS sensor designs.   Neither product group had meaningful revenues in during the three months ended March 31, 2008.

During the three months ended March 31, 2008, virtually all of our revenue was derived from the sale of the remaining DDX audio IC inventory.  We expect that future revenue will initially be the result of potential licensing and development revenues resulting from the grant of rights to our intellectual property. In order to support our operations we intend to secure additional funding in 2008. We plan to add a network of direct sales staff, independent sales representatives and distributors to support our medical and sensor products.  We currently outsource the manufacturing, assembly and certain testing of our medical, health monitoring and sensor products.

At March 31, 2008, we had an accumulated deficit of approximately $19.9 million, as compared to a deficit of $18.9 million as of December 31, 2007.  Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop new medical and sensor product.

As of March 31, 2008, we had 14 employees compared to 12 employees for the same period in 2007. This increase was in research and development, one each in our Health Monitoring and Life Science Groups.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three-month periods ended March 31, 2008 and 2007 have been derived from our unaudited financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three Months ended March 31,
	2008	2007

Statement of Operations Data:
Revenue	$21,951	$53,670
Costs and expenses	1,098,114	798,368
Other income (expense)	(12,234)	31,867
Net loss	$(1,088,397)	$(712,831)

Shares outstanding	11,968,332	11,968,332

Balance Sheet Data:
Total assets	$659,869	$2,844,377
Stockholders’ equity (deficiency)	$(1,316,003)	$2,172,800
Loss per share (basic and fully diluted)	$(0.09)	$(0.06)

RESULTS OF OPERATIONS OF THE COMPANY

Revenue

We have traditionally derived our revenue from three sources:

•                                    product sales, which formerly consisted of merchandise sales made either directly to original equipment manufacturers or sell through point of sale (“POS”) by distributors.  All remaining merchandise was sold in January 2008.  All such shipments were fulfilled from our contracted warehouse in Hong Kong or from our Norwood, Massachusetts office and were reported net of returns;

•                                    royalty revenue, which formerly consisted of royalties paid by STMicroelectronics, which have not been sold as part of the transaction with SigmaTel; and

•                                    consulting income related to contractual services or development activities for third parties. We may, in the future, receive royalties under our remaining audio licensing agreements and from new agreements contemplated under our two new business groups. See Footnote 2 of the financial consolidated financials statements.  We anticipate that future revenue streams will come from our life science, health monitoring and sensor businesses, generally in the form of strategic alliances or arrangements with development or marketing partners, direct product sales and distribution arrangements, as well as, from licensing and development related revenues resulting from the grant of rights to our intellectual property.  We envision the future of our medical devices as (i) licensing or selling our technologies to pharmaceutical or medical device companies; (ii) establishing partnerships with pharmaceutical and device companies to commercialize our products; and (iii) developing, producing and marketing our own medical products which the future of our health monitoring and sensor businesses will be to develop, produce and market our own products.

We recognized revenue for the three months ended March 31, 2008 of approximately $22,000, a decrease of approximately $32,000 from approximately $54,000 for the three months ended March 31, 2007.  On January 15, 2008 we sold the remaining DDX inventory held in the Norwood Office to one of our customers and on January 24, 2008 we sold the remaining DDX inventory housed in Hong Kong to one of our former DDX distributors.  Total proceeds received for the disposition of the DDX inventory was $17,000.  In addition, we may share in proceeds from this sale of inventory by our former distributor if sales exceed certain limits.

We anticipate not generating significant future revenue until we are able to generate revenue from our life science, health monitoring and/or sensor products.

Cost of Revenue

Since substantially all of the revenue recorded was from products related our former audio IC business and had previously been fully reserved at 100%.  For the three months ended March 31, 2008 and 2007, we recorded cost of revenue associated with the sale of sensor products of $696 and $216, respectively.

Operating Expenses

Research and Development Costs

Our research and development, or R&D, expenses consist primarily of salaries, development material costs, external consulting and service costs related to the development and design of new products. Research and development expenses increased by approximately $169,000 or 69%, to approximately $413,000 for the three months ended March 31, 2008, compared to approximately $244,000 for the three months ended March 31, 2007.  This increase was the result of increased utilization of third party consultants to support our Health Monitoring group as well as increases in laboratory equipment and supplies to support our Life Science Group.  In addition, human source expenses increased to support both our Health Monitoring and Life Science Groups.

For the three months ended March 31, 2008 costs incurred from the utilization of third-party consultants increased to approximately $98,000, compared to approximately $15,000 for the same period in 2007.  This increase of approximately $83,000 was directly related to the continued development of our first generation health monitoring products.

Human resource costs increased by approximately $66,000 or 35% to approximately $252,000 compared to approximately $186,000 for the three months ended March 31, 2007.  For the three months ended March 31, 2008 and 2007, approximately $16,000 and $12,000, respectively, in human resource expense was the result of our adoption of SFAS 123® effective as of January 1, 2006.    Depreciation and amortization expense increased approximately $4,000 to approximately $21,000 for the three months ended March 21, 2008, from approximately $17,000 for the period in 2007.  In addition, expenses primarily to support the laboratory increased by approximately $12,000 or 106% to approximately $24,000 for the three months ended March 31, 2008, compared to approximately $12,000 for the same period in 2007.  We anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Selling, General and Administrative Costs

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and selling of our products, as well as costs related to trade shows, product literature, travel and other promotional support costs.  General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative, or SG&A, expenses were approximately $684,000 for the three months ended March 31, 2008, compared to approximately $554,000 for the three months ended March 31, 2007.  This represents an increase of approximately $130,000 or 24%.  The increase in SG&A was attributable primarily to increased professional fees partially offset by decreases in annual fees, stock-based compensation and other operating expenses.

Human resource costs decreased approximately $20,000, or 9% to approximately $212,000 for the three months ended March 31, 2008, compared to approximately $232,000 for the three months ended March 31, 2007. This decrease was the result of reduced stock-based compensation expenses.  For the three months ended March 31, 2008, stock compensation expense decreased approximately $10,000, or 84% to approximately $2,000, compared to approximately $12,000 for the three months ended March 31, 2007.  In March 2008 our Sales and Marketing employee was reclassified into the sensor group to reflect our current focus.  As of March 31, 2008 we employed a total of 14 employees all located in Norwood, Massachusetts.

Professional expenses increased by approximately $179,000, or 91% to approximately $376,000 for the three months ended March 31, 2008, compared to approximately $197,000 for the three months ended March 31, 2007.  For the three months ended March 31, 2008, legal expenses increased by $176,000, or 133% to approximately $309,000, compared to approximately $133,000 for the three months ended March 31, 2007.  Legal fees increased as a result of the ongoing SEC investigation, as well as, our indemnification of our Chief Executive Officer. The investigation by the SEC, which began during the period of our restatement, is ongoing.   Through March 31, 2008 we have incurred approximately $84,000 based on indemnifying legal expenses of these individuals in association with this matter. During the three months ended March 31, 2008, we recorded approximately $73,000 toward this indemnification and we could incur significantly larger costs before this matter is resolved.  These costs are not being reimbursed under our Directors and Officers Insurance Policy.   See “Risk Factors—Risks Related to Our Business”.  In addition, legal fees associated with the indemnification costs in connection with the civil case in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled Joseph Shamy v. Herbert M. Stein, case No.: 50 2005 CA 007719 XXXXMB, were approximately $62,000 for the three months ended March 31 2008 compared to approximately $54,000 for the three months ended March 31, 2007. To date, we have paid $621,000 towards the indemnification of Mr. Stein.  See Footnote 12 of the consolidated financial statements—Indemnification Arrangements with our Executives.  Neither the indemnification of Mr. Stein, nor the ongoing investigation by the SEC is presently receiving reimbursement under our Director and Officer insurance policy.

Investor relations expense increased by approximately $16,000, or 106% to approximately $32,000 for the three months ended March 31, 2008, compared to approximately $16,000 for the three months ended March 31, 2007. This increase was due to our continued efforts to increase awareness among the financial and investing community of our scientific and corporate developments.  This expense was partially offset by a decrease in Sarbanes Oxley consulting expense. By approximately $11,300, or 87% to approximately $1,600 for the three months ended March 31, 2008, compared to approximately $12,900 for the three months ended March 31, 2007.  This decrease is the result of our completing the final phases of our Sarbanes Oxley testing requirements.  As a result of our transition to the OTCBB, our annual fees were reduced by approximately $19,500, or 88% to approximately $2,700 for the three months ended March 31, 2008, compared to approximately $22,200 for the three months ended March 31, 2007.

In addition, nominal reductions in accounting fees, media relations, shareholder-related, office, utilities and communications expenses were partially offset by increases in travel and entertainment and maintenance expenses.

Operating expenses are expected to increase over the next few quarters, as our financial position allows, supporting our Health Monitoring and Life Science Groups.

Interest Income (Expense)

Interest income includes income from Apogee’s cash and cash equivalents and from investments and expenses related to its financing activities. During the three months ended March 31, 2008, we generated interest income of approximately $700 compared to interest income of approximately $32,000 during the same period in 2007. This decrease in interest income for the three months ended March 31, 2008 was primarily due to reduced interest on reduced cash balances as of March 31, 2008.

Interest expense resulting from the issuance of promissory notes to Mr. Herbert M. Stein and Mr. David Spiegel was approximately $13,000 for the three months ended March 31, 2008.  No interest expense was incurred for the three months ended March 31, 2007.  The promissory notes issued to Messrs. Stein and Spiegel on December 11, 2007 for an aggregate of $400,000 began incurring a post maturity rate of interest on March 10, 2008 as a result of non-payment at the maturity date.

Net Loss

Apogee’s net loss for the three months ended March 31, 2008 was approximately $1.1 million or $0.09 per basic and diluted common share, compared to a net loss of approximately $713,000 or $0.06 per basic and diluted common share for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity at March 31, 2008 consisted of approximately $111,000 in cash and cash equivalents with a working capital deficit of approximately $1.8 million.  We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.   This compares to approximately $321,000 in cash and cash equivalents as of December 31, 2007. In addition, as of December 31, 2007, we had a working capital deficit of approximately $728,000.  During the first quarter ended March 31, 2008, we received proceeds from loans and unsecured interest-bearing promissory notes totaling $250,000 from David Spiegel, a major shareholder and totaling $200,000 from Herbert Stein, Chief Executive Officer and Chairman of the Board.  These promissory notes are payable upon demand and were not subject to any premium or penalty for prepayment. The loan interest rate was 8% per annum, payable monthly in arrears on the outstanding balance.   As of March 31, 2007, we had working capital of approximately $1.7 million.

Net cash used in operating activities for the three-month period ended March 31, 2008 decreased to approximately $638,000 compared to approximately $708,000 in the three-month period ended March 31, 2007. As of March 31, 2008 we sold the remaining DDX inventory for a total of $17,000 and offset the remaining reserves for slow moving, excess and obsolete inventory.  As of March 31, 2008 our accounts receivable was approximately $10,000 with an offset allowance of approximately $10,000, compared to a net accounts receivable of approximately $24,000 at March 31, 2007.

Net cash used in investing activities for the three months ended March 31, 2008 was approximately $22,000, compared to approximately $66,000 for the three months ended March 31, 2007.  We purchased additional equipment for our laboratory as well as supporting the and prosecution of our existing patent applications all of which related to our medical device group,

Net cash provided by financing activities was $450,000 for the three months ended March 31, 2008.  This compares to no cash provided by financing activities for the three months ended March 31, 2007.  During the three-month period ended March 31, 2008, we received the proceeds from loans and unsecured interest bearing promissory notes totaling $250,000 from David Spiegel, a major shareholder and $200,000 from Herbert M. Stein, Chief Executive Officer and Chairman of the Board.  These loans are payable upon demand and are not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, payable monthly in arrears on the outstanding balance.   See Footnote 7 of the consolidated financials statements - Promissory Notes, Loans and Warrants. We must raise additional capital to continue operations. Our total currents assets are approximately $181,000 and our total assets are approximately $660,000.  This is not sufficient to sustain current operations.  Management remains confident that we will raise sufficient capital in the near-term to fund operations for at least the next twelve months.

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

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin “104”, or SAB “104”, “Revenue Recognition in Financial Statements: Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The following policies apply to Apogee’s two major product sales categories for revenue recognition. Sales to end users, OEM:  Revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer’s representative/freight forwarder. Sales to Distributors:  From time to time we provide stock rotation rights, price protection and other incentives to our Distributors. See Footnote 2 of the consolidated financials statements. As a result of these incentives, Apogee has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date we have experienced minimal warranty returns.

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

Stock-Based Compensation

Apogee had a stock-based compensation plan, the 1997 Employee, Director and Consultant Stock Option Plan, also referred to as the 1997 Plan, which is described below.  This 1997 Plan expired as of May 14, 2007.  At our Annual Meeting held on August 28, 2007, the shareholders approved the adoption of a new stock-based compensation plan, the 2007 Employee, Director and Consultant Stock Plan, also referred to as the 2007 Plan.  Prior to fiscal 2006, we accounted for the stock based compensation under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards, “Accounting for Stock-Based Compensation” (SFAS 123(R)).

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

ITEM 3 – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include: cash, cash equivalents, accounts receivable and accounts payable.  At March 31, 2008 the carrying value of our cash, cash equivalents, accounts receivable and accounts payable approximated fair values given the short maturity of these instruments.

We believe that this does not have material foreign currency exchange rate risk since any international sales will be paid in U.S. dollars and material purchases from foreign suppliers are typically also denominated in U.S. dollars.

It is our policy not to enter into derivative financial instruments for speculative purposes.

ITEM 4T – CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and principal financial officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and principal financial officer have concluded that the Company’s current disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company was made known to them by others, particularly during the period in which this Quarterly Report on Form 10Q was being prepared.

(b)  Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may be a party to various legal proceedings arising in the ordinary course of our business.  If and when these proceedings arise, we are committed to vigorously defending itself in any such legal actions.

As previously reported, an investigation by the SEC, which began during the period of our restatement and concerns the causes behind the restatement, is ongoing.  See the December 31, 2004 Form 10-KSB, as amended, for detail regarding the restatement. We continue to cooperate with the investigation and comply with requests as they arise.  We are unable to predict the potential relief sought or possible outcome of this investigation by the SEC regarding the pre-restatement 2003 and 2004 financial statements.

ITEM 1A – RISK FACTORS

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Aside from those risks discussed below, there have been no material changes to the risk factors included in our Annual Report on Form-KSB for the fiscal year ended December 31, 2007.

RISKS RELATED TO OUR BUSINESS

WE REQUIRE ADDITONAL CAPITAL TO CONTINUE OPERATIONS AND HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

As of March 31, 2008, we had stockholders’ deficiency of approximately $1.3 million, an accumulated deficit of approximately $19.9 million and a working capital deficit of approximately $1.8 million.  We had a net loss of approximately $1.1 million for the three months ended March 31 2008. In the fiscal year ended December 31, 2007, we recorded net loss of approximately $3.2 million.

We have substantial debt and interest obligations.  As of April 1, 2008, we have $850,000 in promissory notes outstanding to a large shareholder and our chairman.  These promissory notes generally bear interest at 8% and are of short duration.  The original December 11, 2007 promissory notes ($400,000) began incurring a post maturity rate of interest on March 10, 2008 as a result of non-payment at the maturity date.  This December 11, 2007 set of promissory notes now bear interest at 12%, the interest after maturity is payable on demand and is compounded monthly, otherwise the December 11, 2007 promissory notes remain unchanged from the standard promissory notes issued to us.

We have large unpaid balances with professional service providers.  We anticipate significant future legal expenses resulting from our indemnification arrangements with our employees, officers and directors. The ongoing investigation by the SEC, the indemnification of Mr. Stein in connection with the Joseph Shamy vs. Herbert M. Stein, case No.:50 2005 CA 007719 XXXXMB, matter and the ordinary legal expenses associated with operating the business have created substantial unplanned expenses that we are required to absorb and these expenses are expected to continue.  Presently, none of the items for which we have an indemnification responsibility are receiving reimbursement from the insurance carrier of our Director and Officer insurance policy.  We need to obtain financing or generate revenue to continue operations.

Our requirements for additional capital and our ability to generate future revenue depends on a number of factors, many of which are described throughout the risk factor section, in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, including our ability to develop and generate revenues from the sales of our sensor and medical device products, which are at a very early stage of development. We cannot assure you when, if ever, we will generate meaningful revenues from the sales of these products under development.  If we are unable to generate or obtain financing, we may be required to further curtail our operations or cease conducting business.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2008, our unregistered sales of equity securities were reported on Current Reports on Form 8-K.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

The promissory notes issued to Messrs. Stein and Spiegel on December 11, 2007 for an aggregate of $400,000 began incurring a post maturity rate of interest on March 10, 2008 as a result of non-payment at the maturity date.  The promissory notes originally were issued with simple interest of 8% per year and are to be repaid in cash after 90 days.  The promissory notes now bear interest at 12%, the interest after maturity is payable on demand and is compounded monthly, otherwise the December 11, 2007 promissory notes remain unchanged from the standard promissory notes issued to us.

ITEM 6 – EXHIBITS

(a)           Exhibits:

Exhibit
Number	Description

10.1+	Promissory Note dated as of February 21, 2008 be and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, February 22, 2008.)
10.2+	Promissory Note dated as of February 21, 2008 be and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, February 22, 2008.)
10.3+	Promissory Note dated as of March 20, 2008 be and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, March 21, 2008.)
10.4+	Promissory Note dated as of March 20, 2008 be and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, March 21, 2008.)
10.5+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, March 21, 2008.)
10.6+	Promissory Note dated as of April 1, 2008 be and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, April 2, 2008.)
10.7+	Promissory Note dated as of April 1, 2008 be and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, April 2, 2008.)
10.8+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, April 2, 2008.)
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

+  Previously filed as indicated.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

Date: May 14, 2008	By:	/s/ Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: May 14, 2008	By:	/s/ Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial Officer and Vice President of Finance
(principal financial officer and principal accounting officer)