Form 10-Q
period 2008-06-30
APOGEE TECHNOLOGY INC
filed 2008-08-14
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller Reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 1, 2008, there were 12,132,332 shares of Common Stock, $0.01 par value per share, outstanding.

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

PERIODS ENDED JUNE 30, 2008 AND JUNE 30, 2007

PART I                                                                                                      FINANCIAL INFORMATION

Item 1.                                                                                                        Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$39,456	$320,524
Accounts receivable, net of allowance for doubtful accounts of $9,377 in 2008 and $10,570 in 2007, respectively	—	10,536
Inventories, net	—	—
Prepaid expenses and other current assets	53,578	86,763

Total current assets	93,034	417,823

Property and equipment, net	151,607	183,445

Other assets
Patents	325,430	269,694
Exclusive licensing, net	—	26,009

	$570,071	$896,971

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,660,802	$745,545
Officer and shareholder loans and notes payable, net	1,203,453	400,000

Total current liabilities	2,864,255	1,145,545

Commitments and Contingencies	—	—

Stockholders’ equity (deficiency)
Preferred stock, par value $0.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—

Common stock, $0.01 par value; 40,000,000 shares authorized, 12,132,332 issued and outstanding at June 30, 2008 and 11,968,332 issued and outstanding at December 31, 2007	121,323	119,683

Additional paid-in capital	18,705,084	18,492,311
Accumulated deficit	(21,120,591)	(18,860,568)

Total stockholders’ equity (deficiency)	(2,294,184)	(248,574)
	$570,071	$896,971

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED June 30,		SIX MONTHS ENDED June 30,
	2008	2007	2008	2007

Revenues
Product sales	$—	$64,997	$21,951	$118,666
Royalties	25,606	—	25,606	—

	25,606	64,997	47,557	118,666

Costs and expenses
Product sales	—	1,199	696	1,415
Research and development	366,111	375,245	779,198	619,505
Selling, general and administrative	804,059	487,979	1,488,390	1,041,870

	1,170,170	864,423	2,268,284	1,662,790

Operating loss	(1,144,564)	(799,426)	(2,220,727)	(1,544,124)

Other income (expense)

Interest and other expense	(33,463)	—	(46,940)	—
Interest and other income	6,401	24,068	7,644	55,935

	(27,062)	24,068	(39,296)	55,935

Net loss	$(1,171,626)	$(775,358)	$(2,260,023)	$(1,488,189)

Accumulated deficit - beginning	$(19,948,965)	$(16,368,393)	$(18,860,568)	$(15,655,562)

Accumulated deficit - ending	(21,120,591)	(17,143,751)	(21,120,591)	(17,143,751)

Basic and diluted loss per common share	$(0.10)	$(0.06)	$(0.19)	$(0.12)

Weighted average common shares outstanding - basic and diluted	12,110,772	11,968,332	12,039,552	11,968,332

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2008	2007

Cash flows from operations
Net loss	$(2,260,023)	$(1,488,189)
Adjustments to reconcile net loss to net cash used in operating activities:

Provision for doubtful accounts	(1,193)	(1,925)
Provision for slow moving, excess and obsolete inventory	(1,644,316)	(106,940)
Depreciation and amortization	43,840	37,933
Stock compensation expense for employees and directors	32,767	53,708
Original issue discount	12,581	—
Termination of Patent License Fee	22,329	—
Changes in operating assets and liabilities:
Accounts receivable	11,729	2,158
Inventories	1,644,316	106,940
Prepaid expenses and other current assets	33,184	36,629
Accounts payable and accrued expenses	915,257	(43,658)

Net cash used in operating activities	(1,189,529)	(1,403,344)

Cash flows from investing activities
Purchases of property and equipment	(8,322)	(27,610)
Patent costs	(55,736)	(69,134)
Leasehold improvements	—	(2,480)
License fee	—	(11,778)

Net cash provided by investing activities	(64,058)	(111,002)

Cash flows from financing activities
Proceeds from shareholder loan and notes payable	465,000	—
Proceeds from officer loan and notes payable	355,000	—
Proceeds from sale of equity securities	152,519	—

Net cash provided by financing activities	972,519	—

Decrease in cash and cash equivalents	(281,068)	(1,514,346)

Cash and cash equivalents – beginning	320,524	3,051,420

Cash and cash equivalents – ending	$39,456	$1,537,074

Supplemental Cash Flow Information:
Cash paid for interest	$5,933	$—
Warrants issued in conjunction with notes payable – non-cash	$29,128	$—

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND JUNE 30, 2007 (UNAUDITED)

1.                                                   The Company and Basis of Presentation

The Company

Apogee Technology, Inc. and Subsidiary (the “Company” or “Apogee”, “we”, “us”, or “our”) designs and develops, with the long-term goal of commercializing, advanced drug delivery and sensor-based health monitoring devices and systems. Our Life Science Group is developing PyraDerm™, an advanced intradermal drug delivery system to meet the needs of patients, health insurers and companies developing pharmaceuticals, as well as, governments and international health organizations. We believe PyraDerm™ has advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and other pharmaceuticals. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and are in the process of in vivo testing with two leading research organizations to evaluate the advantages of PyraDerm in the delivery of Hepatitis B and the Influenza vaccine antigens. We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support the commercialization of PyraDerm. If in vitro and in vivo evaluation of PyraDerm is successful, we intend to pursue licensing/development or partnership agreements with pharmaceutical companies interested in this technology. In August 2007, we announced an expansion of our sensor business to include the development of IntellaPAL™, an innovative sensor based monitoring system designed to improve the security, independence and quality of life for the elderly and their families. IntellaPAL will utilize a wireless sensor module and advanced software processing to continuously measure a range of health characteristics and automatically notify responders when specified conditions are detected. In addition, the system will provide monitored data online so that approved caregivers will be able to assist in the early identification of certain health characteristics. We are also developing and marketing proprietary Micro-Electromechanical Systems (“MEMS”)-based pressure sensors for the medical, automotive, industrial and consumer markets under the Sensilica® brand name.  These devices are produced using a novel manufacturing technology that we believe reduces size and cost while improving reliability as compared to alternative MEMS sensor designs. We had no material revenues for the three and six months ended June 30, 2008.

From 1981 until 1995, Apogee Acoustics Incorporated (“Acoustics”) engineered, manufactured, and marketed high quality, patented ribbon loudspeaker systems for use in home audio and video entertainment systems. In 1987, Apogee Technology, Inc. was organized as a Delaware corporation and operated through its wholly-owned subsidiary, Acoustics. We discontinued our loudspeaker business in 1994 and utilized our audio experience on the development of the worlds’ first all-digital, high efficiency audio amplifier integrated circuits (“IC”), which we trademarked as Direct Digital Amplification, or DDX®. We transitioned our business to take advantage of the patent we received in 1991 for related technology and to pursue the market opportunity created by the industry adoption of digital audio transmission, recording and playback. In 1999, we released our first IC products, and subsequently released a total of over 25 IC products. In addition to our IC product sales, we also licensed DDX technology to several IC companies, including STMicroelectronics NV (“ST”), one of the world’s largest semiconductor companies. Under this licensing agreement with ST, Apogee developed and provided intellectual property to be used in royalty bearing products produced by ST.

In May 2004, in order to expand our technology base and to further diversify our product and market opportunities, we acquired a portfolio of MEMS and nanotechnology intellectual property, trade secrets and know-how developed by Standard MEMS, Inc. MEMS are devices produced using high volume IC manufacturing techniques that include both electrical circuits and microscopic mechanical systems. Concurrently, we hired employees from the former Standard MEMS, Inc. and established a MEMS Division that we have subsequently consolidated into our Norwood headquarters.  Since this acquisition, we have been using this acquired know-how plus additional technologies to develop MEMS- and nanotechnology-based drug delivery and sensor systems.

On October 5, 2005, we completed a transaction with SigmaTel, Inc. (“SigmaTel”) whereby we sold certain assets of our audio division, including the DDX technology and the associated royalties from our license agreement with ST, for approximately $9.78 million. As part of the transition, a significant portion of Apogee’s engineering and marketing staff related to the audio division left Apogee after they were offered positions at SigmaTel. We reorganized our remaining MEMS division into two business groups, the Medical Products Group and the Sensor Products Group, subsequently renamed the Life Science and Health Monitoring Groups. We also closed our sales offices in China, Japan, Taiwan and Hong Kong and terminated our agreements with independent sales representatives and distributors that supported our audio

IC business.   On January 15, 2008, we sold the remaining DDX inventory held in our Norwood office to one of our customers, and on January 24, 2008, we sold the remaining DDX inventory housed in Hong Kong to one of our former DDX distributors. Total proceeds received from the disposition of the DDX inventory were $17,000.

Basis of Presentation

Consolidated Financial Statements

The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. All significant intercompany transactions and accounts have been eliminated.

In management’s opinion all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have incurred continuing losses and negative cash flows from operations. Net losses were approximately $2.3 million and negative cash flows from operations were approximately $1.2 million for the six months ended June 30, 2008. Given our net losses and negative cash flows from operations, we will not be able to continue as a going concern without raising additional capital.

We had approximately $39,000 of cash at June 30, 2008 and approximately $59,000 at August 5, 2008, after receiving an additional $50,000 on July 15, 2008 from David Spiegel, $50,000 from Herbert M. Stein, on July 22, 2008, $10,000 each from David Meyers and Annette Jaynes, and on August 5, 2008, $35,000 each from Herbert M. Stein and David Spiegel. We are actively pursuing various options for additional funding. During the six months ended June 30, 2008 Herbert M. Stein, our President, Chief Executive Officer and Chairman of the Board of Directors and David Spiegel, a major shareholder, loaned Apogee $605,000 and $615,000, respectively. In addition, on April 9, 2008, we received net proceeds of $152,519 from the sale of 164,000 shares of our common stock in a private placement. See Footnote 8 – Stockholders’ Equity – Common Stock.

The long-term success of Apogee is dependent upon our ability to raise additional funds to continue our operations, to successfully develop and market our technologies and products and to attain profitable operations. Although we have modified our business strategy to improve near-term financial performance, there can be no assurance, however, that we will be able to generate sufficient revenue, become profitable or that additional funds will be available to us on acceptable terms, if at all. Accordingly, we may be unable to implement current plans. In addition, if sufficient capital cannot be obtained, Apogee may be forced to significantly reduce operating expenses to a point which would be detrimental to business operations, curtail research and development activities or take other actions which could be detrimental to business prospects and result in charges which could be material to our operations and financial position, or cease operations altogether. In the event that any future financing is affected, to the extent it includes equity securities, the holders of the common stock may experience additional dilution. In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case the holders of securities may be unable to recoup any of their investment.

We are in the process of attempting to secure sufficient equity financing to continue development of our products. In the interim, short-term debt financing provided by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors, is being utilized to keep development moving forward. Additionally, cost cutting measures, including salary reduction for non-PyraDerm employees, diminished pace of sensor development, deferral of capital expenditures, and reduced general spending have been instituted until such time as financing is secured. Due to the early stages of development of our products candidates, we cannot estimate at this time the amounts of cash that will be required to bring our products under development to market. It is expected that such costs will be funded not only by external financing, but also through partnership activities. Without additional funding we will be unable to continue operations.

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

Liquidity

During the six months ended June 30, 2008, Apogee received proceeds from unsecured interest-bearing promissory notes in the amounts of $355,000 from Mr. Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors and $465,000 from Mr. David Spiegel, a major shareholder. These promissory notes are payable upon demand, not  subject to any premium or penalty for prepayment, bear simple interest of 8% per annum, and are to be repaid in 180 days. An additional 4% interest will be charged on any notes exceeding 180 days. Associated with the promissory notes are warrants. Each warrant is a three (3)-year warrant with an exercise price of $1.00, and the warrants represent, in the aggregate, an underlying forty-six thousand five hundred (46,500) shares of common stock for Mr. Spiegel,  an underlying thirty-five thousand five hundred (35,500) shares of common stock for Mr. Stein. These warrants were issued as added consideration for the notes. These warrants have been documented using customary terms and include a cashless or net exercise provision for exercise. In addition, on April 9, 2008, we received $164,000 from the sale of 164,000 shares of our Common Stock in a private placement. See Footnote 8 – Stockholders’ Equity – Common Stock.

Apogee continues to be an operating entity as we continue to receive royalty revenue from our former product line.

2.                        Summary of Significant Accounting Policies

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements: Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We had no product revenue during the quarter ended June 30, 2008. The following policies apply to Apogee’s two major product sales categories for revenue recognition. Sales to end users (“OEM”):  revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer’s representative/freight forwarder. Sales to Distributors:  from time to time, we provided stock rotation rights, price protection and other incentives to our Distributors. As a result of these incentives, Apogee has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date we have experienced minimal warranty returns.

In addition, we record royalty revenue when earned in accordance with the underlying agreements. Consulting and licensing revenue is recognized as services are performed.

In April of 2008, SigmaTel, Inc. agreed to pay Apogee a percentage of the royalties it received from STMicroelectronics NV (“ST”) in exchange for supporting their royalty negotiations with ST. As a result of this agreement, Apogee received approximately $26,000 during the quarter ended June 30, 2008. With the acquisition of SigmaTel by Freescale, Inc. in April 2008, there can be no assurance of future payments under this arrangement.

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

Legal Fees

We record legal costs (such as fees and expenses of external lawyers and other service providers) when incurred or when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated if invoices have not been received. Significantly higher legal fees were incurred during the quarter ended June 30, 2008 compared to prior periods, in connection with the ongoing SEC investigation and our indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors.

Contingencies

Apogee is involved in and/or indemnifies others in various legal proceedings. Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable. See Footnote 10 – Indemnification Arrangements with our Executives and Others.

Inventories

Inventories, including inventory held at distributors, are stated at the lower of cost on a first-in, first-out basis or market. This policy requires us to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory.

On January 15, 2008, we sold the remaining DDX inventory held in our Norwood office to one of our customers and on January 24, 2008, we sold the remaining DDX inventory housed in Hong Kong to one of our former DDX distributors. Total proceeds received from the disposition of the DDX inventory were $17,000. In addition, we may share in proceeds from this sale of inventory by our former distributor if sales exceed certain limits.

Inventories purchase commitment losses

Apogee accrues for estimated losses on non-cancelable purchase orders, which may occur if the future sales price declines below the committed purchase price. There are no outstanding significant purchase commitments of product inventory, and therefore, no provision for estimated losses on non-cancellable purchase orders was required at June 30, 2008.

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

Patents

Costs incurred to register and obtain patents are capitalized and amortized on a straight-line basis over five years, the patent’s estimated useful lives.

Exclusive License Fee

We capitalized license fees paid to third parties for costs associated with the exclusive rights to their patents. We were amortizing these fees over a period of four years. During the quarter ended June 30, 2008, Apogee elected to terminate our 2006 license agreement with the University of Akron Research Foundation and expensed the remaining license fees. In addition, during the quarter ended June 30, 2008, we expensed an additional $30,000, which represented the minimum royalty due under this terminated license agreement.

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

Stock-Based Compensation

Apogee had a stock-based compensation plan, the 1997 Employee, Director and Consultant Stock Option Plan (the “1997 Plan”), which is described below. This 1997 Plan expired as of May 14, 2007. At our Annual Meeting held on August 28, 2007, the shareholders approved the adoption of a new stock-based compensation plan, the 2007 Employee, Director and Consultant Stock Plan (the “2007 Plan”). Prior to fiscal 2006, we accounted for the stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards, “Accounting for Stock-Based Compensation” (SFAS 123(R)).

Effective January 1, 2006, we adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, stock compensation costs recognized beginning January 1, 2006 include (a) compensation cost for all stock-based compensation payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R), and (b) compensation cost for all stock-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Due to the adoption of SFAS 123(R), included in our net loss for the three and six months ended June 30, 2008, were stock-based compensation charges of approximately $15,000 and $33,000, respectively. This compares to approximately $29,000 and $54,000 for the same periods in 2007.

Concentration of Credit Risk

At June 30, 2008 we had cash balances at a financial institution not in excess of federally insured limits. We do not believe that such balances are subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Accounting for Stock Compensation

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options. The fair values of option grants are amortized as compensation expense over the option’s vesting period. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flow.

In anticipation of adopting SFAS 123(R), Apogee evaluated the assumptions used by it in applying the Black-Scholes model. We continue to calculate the expected stock price volatility based solely on historical volatility. We believe that historical volatility provides the best estimate of future stock price volatility.

The expected term of options was previously and is currently calculated based on an analysis of vesting periods and contractual life. Apogee believes that this analysis provides a better estimate of option term periods.

We estimate the expected life of the option and determine a risk-free rate based on U.S. Treasury issues with remaining terms similar to the expected life of the option. We have never paid cash dividends and do not currently intend to pay cash dividends. Additionally, we have estimated an expected term of 7.5 years, expected volatility of approximately 100% and risk free interest rate of 3.665% as of June 30, 2008.

Pursuant to SFAS 123(R), we are required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

Apogee’s stock compensation activity with respect to the six months ended June 30, 2008 is summarized below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,938,100	$4.5548
Granted	—
Exercised	—
Cancelled or expired	—
Outstanding at June 30, 2008	2,938,100	$4.5548	5.4370	$5,100

Vested at June 30, 2008	2,521,800	$5.1594	4.9574	$300

Exercisable at June 30, 2008	2,521,800	$5.1594	4.9574	$300

The following table summarizes information about options outstanding as of June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Term	Price	Exercisable	Price

$0.25 — 1.69	1,039,900	7.3083	$1.0729	623,600	$1.0729
$2.71 — 6.59	1,299,200	3.7637	$5.4017	1,299,200	$5.4017
$8.45 — 12.15	599,000	5.8174	$8.8883	599,000	$8.8883

Total at June 30, 2008	2,938,100	5.4370	$5.15949	2,521,800	$5.1594

During the six months ended June 30, 2008 Apogee did not grant any options nor were any options exercised. During the six months ended June 30, 2007, Apogee granted options to purchase 84,000 shares of its common stock at a weighted average exercise price of $1.1893.  No options were exercised during the six months ended June 30, 2007.  During the six months ended June 30, 2008, options to purchase 54,700 shares of Apogee common stock vested.   The weighted average exercise price of these options was $0.8857.  Total stock-based compensation expense for the three and six months ended June 30, 2008, was approximately $15,000 and $33,000, respectively, compared to approximately $29,000 and $54,000, respectively, for the three and six months ended June 30, 2007.

Recent Accounting Pronouncements

Management does not believe there are any recently issued but not yet effective accounting pronouncements that will have a material effect on our financial statements and results of operation.

3.                                                   Accounts Receivable

Accounts Receivable at June 30, 2008 and December 31, 2007 are comprised of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Distributor	$—	$1,650
Direct customers	9,377	19,456
	$9,377	$21,106

Less allowance for doubtful accounts	$(9,377)	(10,570)

Net accounts receivable	$—	$10,536

4.                                                 Property and Equipment

Property and equipment at June 30, 2008 and December 31, 2007 are comprised of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Equipment	$189,780	$181,459
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	92,892

	$337,662	$329,341

Less accumulated depreciation	(186,055)	(145,896)

	$151,607	$183,445

Depreciation expense was $12,487 and $24,678 for the three and six months ended June 30, 2008, respectively, compared to $17,435 and $34,008 for the three and six months ended June 30, 2007, respectively.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

5.                                                   Asset Impairment

We recorded an Intangible Asset impairment charge of $40,000 at December 31, 2007 to reflect lower than anticipated revenues from our MEMS sensor product line. This charge is based on estimates by management and was recorded against $100,000 of intangible assets associated with MEMS intellectual property acquired in 2004. No additional charges were recorded for the three and six months ended June 30, 2008.

6.                                                   Accrued Expenses

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Accrued audit expenses	$60,000	$63,000
Accrued legal expenses	33,000	7,000
Other accrued expenses	41,000	19,000

	$134,000	$89,000

7.                                                   Promissory Notes, Loans and Warrants

During the three and six months ended June 30, 2008, Apogee received proceeds from unsecured interest-bearing promissory notes in the amounts of  $205,000 and $355,000, respectively, from Mr. Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors and $265,000 and $465,000, respectively, from Mr. David Spiegel, a major shareholder. These promissory notes are payable upon demand, not  subject to any premium or penalty for prepayment, bear simple interest of 8% per annum, and are to be repaid in 180 days. An additional 4% interest will be charged on any notes exceeding 180 days. As added consideration for these and previously issued promissory notes, warrants were issued. The values of these warrants were determined by using the Black Scholes valuation model. The following tables detail the warrants issued and assumptions used.

David Spiegel
		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Warrants	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	10,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	$3,867.00
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	$2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	$2,518.00
June 16, 2008	6,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	$2,310.75
June 18, 2008	5,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	$1,698.50
July 15, 2008	5,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	$2,714.50
Total	46,500							$19,096.75

Herbert M. Stein
		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Warrants	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	5,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	$1,933.50
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	$2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	$2,518.00
June 16, 2008	3,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	$1,244.25
June 18, 2008	4,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	$1,358.80
July 15, 2008	3,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	$1,628.70
Total	35,500							$14,671.25

The promissory notes issued to Messrs. Stein and Spiegel on December 11, 2007 for an aggregate of $400,000 began incurring a post-maturity rate of interest on March 10, 2008 as a result of non-payment at the maturity date. The promissory notes originally were issued with simple interest of 8% per year and are to be repaid in cash after 90 days. The promissory notes now bear interest at 12%, the interest after maturity is payable on demand and is compounded monthly. The effective interest rate is approximately 15%.

Through June 30, 2008, Apogee has received total proceeds from loans and promissory notes of $605,000 and $615,000 from Mr. Stein and Mr. Spiegel, respectively.

The following table represents the net payable due as of June 30, 2008.

	Herbert M. Stein	David Spiegel	Total

Total proceeds from Loans and Promissory Notes	$605,000	$615,000	$1,220,000

Discount	(7,353)	(9,194)	(16,547)
	$597,647	$605,806	$1,203,453

8.                                                   Stockholders’ Equity

Preferred Stock

At our Annual Meeting held on August 28, 2007, our shareholders approved an Amendment to the Amended and Restated Certificate of Incorporation authorizing 5 million shares of undesignated preferred stock. These shares will have future rights and preferences to be determined at the sole discretion of our Board of Directors.

Common Stock

At our Annual Meeting held on August 28, 2007, our shareholders approved an Amendment to the Amended and Restated Certificate of Incorporation increasing the number of shares of common stock authorized from 20 million to 40 million. On April 9, 2008, Apogee sold 164,000 shares of our common stock to accredited investors at a price of $1.00 per share. The net proceeds to Apogee were $152,519, which we will use for general working capital and corporate purposes. The shares of Apogee’s common stock were issued and sold in a private placement in reliance on an exemption from registration provided by Section 4(2) of Securities Act of 133, as amended, and Rule 506 of Regulation D promulgated thereunder. The shares of common stock issued in this private placement were not registered under the Securities Act of 1933 and may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements.

Stock Options

During the three months ended June 30, 2008, no stock options were awarded. During the three months ended June 30, 2007, Apogee awarded certain of its employees’ options to purchase 58,000 shares, in the aggregate, at an exercise price of $1.15 per share.  These options were granted under the 1997 Employee, Director and Consultant Stock Option Plan. The options granted to these employees vest over five years beginning on the first anniversary of the date of grant.

9.                                                   Related Party Transactions

In addition to the Promissory Notes, Loans and Warrants described in Footnote 7, we rent our facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, we are renting the facility on a month-to-month basis.

10.                                            Indemnification Arrangements with our Executives and Others

Apogee has been assuming and will continue to assume the legal costs and related expenses of Herbert M. Stein, in connection with the civil action styled

Joseph Shamy vs. Herbert M. Stein, Case No.: 50 2005 CA 007719 XXXXMB. In this action instituted on August 10, 2005 and pending in Palm Beach Court Circuit Court, Joseph Shamy has sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee, for fraud and breach of fiduciary duty in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  The initial Complaint was dismissed for failing to adequately allege fraud.  In his Amended Complaint, Shamy alleged that in or around October 2003, Mr. Stein, in his capacity as President and Chief Executive Officer of Apogee, provided Mr. Shamy with misleading financial projections for Apogee in the form of a spreadsheet which Shamy attached as Exhibit A to the Amended Complaint.  Mr. Stein has vigorously denied the allegations of the Complaint, including that he prepared or ever saw the spreadsheet at any time before it was attached to the Amended Complaint.  Mr. Stein has moved for summary judgment.  We have incurred approximately $634,000 toward this indemnification through June 30, 2008. Although we are assuming legal costs and expenses of Herbert M. Stein, we do not believe that it is probable that a Company asset will be impaired or a liability will be incurred as a result of the outcome of the legal matter and, as such, the amount of potential loss cannot be reasonably estimated.

An investigation by the SEC, which the Company first became aware of in May 2005, is ongoing. The Company believes that the subject matter of this investigation is the Company’s prior revenue recognition practices that were addressed in the Company’s restatement of its financial statements for the fiscal year ended December 31, 2004. As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as amended, Apogee’s Audit Committee, with the assistance of independent counsel, conducted an investigation into Apogee’s historical accounting practices that resulted in the implementation of remedial actions. See our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, for detail regarding the restatement.

In July 2008, Apogee, its Chief Executive Officer and other employees received notifications from the Staff of the SEC relating to the Staff’s investigation. The notifications, known as “Wells Notices,” stated that the Staff is considering recommending that the Commission bring enforcement actions against the Company and certain employees, based on alleged violations of certain provisions of the federal securities laws, including Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Wells Notice sent to the Company indicates that in any action actually brought against the Company, the Staff would seek an injunction against future violations of the federal securities laws as relief. We continue to coordinate with the Staff with respect to their investigation, and seek to comply with requests as they arise.

We do not believe that it is probable that a Company asset will be impaired or a liability will be incurred as a result of the outcome of the legal matters and, as such, the amount of potential loss cannot be reasonably estimated. We have agreed to indemnify certain employees, directors and a former employee in connection with the SEC investigation. As of June 30, 2008, we have incurred approximately $425,000 in legal expenses to indemnify these individuals in association with this matter. During the three and six months ended June 30, 2008, we recorded approximately $341,000 and $415,000, respectively, toward this indemnification and we could incur significantly larger costs before this matter is resolved. These costs are not being reimbursed under our Directors and Officers Insurance Policy.

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

12.                                            Notification from the American Stock Exchange

As reported on our report on Form 8-K dated November 8, 2007, we were notified by a letter from the American Stock Exchange (AMEX) on November 2, 2007 that the period provided to us by AMEX to regain compliance with its continued listing requirements had expired without our having regained compliance with the relevant continued listing standards. As a result, the staff of the AMEX notified us of their intent to remove our common stock from the AMEX by filing a delisting application with the Securities and Exchange Commission (the “SEC”) pursuant to Section 1009(d) of the AMEX Company Guide (the “Company Guide”), and Rule 12d2-2 of the Securities Exchange Act of 1934, as amended.

On December 12, 2007, a hearing with the Listings Qualifications Panel was conducted. Subsequently, we were notified that the Listings Qualification Panel upheld their decision to cease the continue listing of our stock. We immediately began the transitioning process to the Over-the-Counter Bulletin Board® and/or the Pink Sheets© LLC.

On January 23, 2008, we announced that our shares will be quoted on the Over-the-Counter Bulletin Board® under the symbol “ATCS”.

13.                                            Subsequent Events – Additional Financings

On July 15, 2008, we issued unsecured interest-bearing promissory notes, in the aggregate, for $80,000 received on June 30, 2008. We received $50,000 from Mr. Spiegel and $30,000 from Mr. Stein. On July 15, 2008, in connection with the promissory notes, we issued two warrants, one representing five thousand shares of Apogee common stock was issued to Mr. Spiegel and one representing three thousand shares of Apogee common stock was issued to Mr. Stein, both at an exercise price of $1.00. On July 28, 2008, we issued unsecured interest-bearing promissory notes, in the aggregate, of $120,000. We received $50,000 each from Messrs. Stein and Spiegel and $10,000 each from Mr. David Meyers and Ms. Annette Jaynes. On July 28, 2008, two warrants, each representing five thousand shares of Apogee common stock, were issued to Messrs. Stein and Spiegel at an exercise price of $1.00, and two warrants, each representing one thousand shares of Apogee common stock, were issued to Mr. Meyers and Ms. Jaynes at an exercise price of $1.00. The above referenced promissory notes are payable upon demand, not  subject to any premium or penalty for prepayment, bear simple interest of 8% per annum, and are to be repaid in 180 days. On August 5, 2008, we received $35,000 each from Messrs. Stein and Spiegel. On August 12, 2008, in connection with the promissory notes, we issued two warrants, each representing three thousand five hundred shares of Apogee common stock, to Messrs. Stein and Spiegel at an exercise price of $1.00 as added consideration for the additional $70,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three-and six-month periods ended June 30, 2008 and June 30, 2007, should be read in conjunction with the Company’s Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled ITEM 1A – RISK FACTORS as well as other factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

OVERVIEW

We are developing proprietary intradermal drug delivery systems for vaccines and other pharmaceuticals that we intend to market to pharmaceutical and medical device companies. We are also engaged in the development of proprietary sensor, based health monitoring systems for the elderly care and other markets that we intend to manufacture and market to individuals and health organizations. Our two major business activities are organized under the Life Science Group and the Health Monitoring Group. Our Life Science Group is developing PyraDerm™, an advanced intradermal drug delivery system to meet the needs of patients, health insurers and companies developing pharmaceuticals, as well as governments and international health organizations. We believe PyraDerm™, has advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and other pharmaceuticals. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and are in the process of in vivo testing with two leading research organizations to evaluate the advantages of PyraDerm in the delivery of Hepatitis B and the Pandemic Influenza vaccine antigens. We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support PyraDerm’s potential commercialization. If in vitro and in vivo evaluation of PyraDerm is successful, we intend to pursue licensing/development or partnership agreements with pharmaceutical companies interested in this technology. In August 2007, we announced an expansion of our sensor business to include the development of

IntellaPAL™, an innovative sensor-based monitoring system designed to improve the security, independence and quality of life for the elderly and their families. IntellaPAL will utilize a wireless sensor module and advanced software processing to continuously measure a range of health characteristics and automatically notify responders when specified conditions are detected. In addition, the system will provide monitored data online so that approved caregivers will be able to assist in the early identification of certain health characteristics. We are also developing and marketing proprietary MEMS-based pressure sensors for the medical, automotive, industrial, and consumer markets under the Sensilica® brand name.  These devices are produced using a novel manufacturing technology that we believe reduces size and cost while improving reliability as compared to alternative MEMS sensor designs. We had no material revenues during the three and six months ended June 30, 2008.

During the three and six months ended June 30, 2008, virtually all of our revenue was derived from the sale of the remaining DDX audio IC inventory and of royalty revenue. In April 2008, SigmaTel, Inc. agreed to pay Apogee a percentage of the royalties it received from STMicroelectronics NV (“ST”) in exchange for supporting their royalty negotiations with ST. As a result of this agreement, Apogee received approximately $26,000 during the quarter ended June 30, 2008. With the acquisition of SigmaTel by Freescale, Inc. in April 2008, there can be no assurance of future payments under this arrangement.

We expect that any future revenue will initially be in the form of potential licensing and development revenues resulting from the grant of rights to our intellectual property. In order to support our operations we need to secure additional funding in 2008. Subject to receipt of sufficient funding, we plan to add a network of direct sales staff, independent sales representatives and distributors to support our medical and sensor products. We currently outsource the manufacturing, assembly and certain testing of our medical, health monitoring and sensor products.

At June 30, 2008, we had an accumulated deficit of approximately $21.1 million, as compared to a deficit of $18.9 million as of December 31, 2007.  Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop new medical and sensor products.

As of June 30, 2008, we had 14 employees, compared to 13 employees at June 30, 2007. An additional employee was hired in research and development. Effective as of June 9, 2008, 10 employees transitioned to part-time in an effort to reduce human resource costs.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three- and six-month periods ended June 30, 2008 and 2007 have been derived from our unaudited financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2008	2007	2008	2007

Statement of Operations Data:
Revenue	$25,606	$64,997	$47,557	$118,666
Costs and expenses	(1,170,170)	(864,423)	(2,268,284)	(1,662,790)
Other Income (expenses)	(27,062)	24,068	(39,296)	55,935
Net Loss	$(1,171,626)	$(775,358)	$(2,260,023)	$(1,488,189)

Shares Outstanding	12,132,332	11,968,332	12,132,332	11,968,332

Total Assets	$570,071	$2,093,077	$570,071	$2,093,077
Stockholders’ equity (deficiency)	$(2,294,184)	$1,426,548	$(2,294,184)	$1,426,548
Loss per share (basic and fully diluted)	$(0.10)	$(0.06)	$(0.19)	$(0.12)

RESULTS OF OPERATIONS OF THE COMPANY

Revenue

We have traditionally derived our revenue from three sources:

•                                   product sales, which formerly consisted of merchandise sales of our former DDX products made either directly to original equipment manufacturers or through point of sale (“POS”) by distributors. During the six months ended June 30, 2008, we had product revenues of $21,951, and all remaining merchandise was sold in January 2008. All shipments related to the January 2008 sales were fulfilled from our contracted warehouse in Hong Kong or from our Norwood, Massachusetts office and were reported net of returns;

•                                   royalty revenue, which formerly consisted of royalties paid by STMicroelectronics under a license agreement, for which we retain limited rights following the SigmaTel transaction; and

•                                   consulting income related to contractual services or development activities for third parties. We may, in the future, receive royalties under our remaining audio licensing agreements and from potential new licensing agreements contemplated under our two new business groups. See Footnote 2 to our consolidated financial statements. We anticipate that any future revenue streams will come from our life science, health monitoring and sensor businesses, generally in the form of strategic alliances or arrangements with development or marketing partners, direct product sales and distribution arrangements, as well as, from licensing and development-related revenues resulting from the grant of rights to our intellectual property.  We envision the future of our medical devices as (i) licensing or selling our technologies to pharmaceutical or medical device companies; (ii) establishing partnerships with pharmaceutical and medical device companies to commercialize our products; and (iii) developing, producing and marketing our own products. In order to develop and market any products, we will need to raise additional funding.

We recognized revenue for the three and six months ended June 30, 2008 of approximately $26,000 and $48,000, respectively, a decrease of approximately $39,000, or 60.6%, and $71,000, or 59.9%, from approximately $65,000 and $119,000 for the three and six months ended June 30, 2007. On January 15, 2008, we sold the remaining DDX inventory held in our Norwood office to one of our customers, and on January 24, 2008, we sold the remaining DDX inventory housed in Hong Kong to one of our former DDX distributors. Total proceeds received from the disposition of the DDX inventory were $17,000. In addition, we may share in proceeds from the sale of this inventory by our former distributor if sales exceed certain limits.

In April 2008, SigmaTel, Inc. agreed to pay Apogee a percentage of the royalties it received from STMicroelectronics NV (“ST”) in exchange for supporting their royalty negotiations with ST. As a result of this agreement, Apogee received approximately $26,000 during the quarter ended June 30, 2008. With the acquisition of SigmaTel by Freescale, Inc. in April 2008, there can be no assurance of future payments under this arrangement.

 We anticipate that we will not generate any material future revenue until such time, if ever, when we are able to generate revenue from our life science, health monitoring and/or sensor products.

Cost of Revenue

Substantially all of the product revenue recorded in the three and six months ended June 30, 2008 was from products related to our former audio IC business and had previously been fully reserved at 100%. All of the revenue recorded for the three months ended June 30, 2008 was for royalties received as a result of the above-referenced arrangement with SigmaTel. Therefore, we did not record any cost of revenue for the three months ended June 30, 2008. For the six months ended June 30, 2008, we recorded cost of revenue associated with the sale of sensor products of $696. Cost of revenue for the three and six months ended June 30, 2007 associated with the sale of sensor products was $1,199 and $1,415, respectively.

Operating Expenses

Research and Development Costs

Our research and development, or R&D, expenses consist primarily of salaries, development material costs, and external consulting and service costs related to the development and design of new products. Research and development expenses decreased by approximately $9,000, or 2%, to approximately $366,000 for the three months ended June 30, 2008, compared to approximately $375,000 for the three months ended June 30, 2007. During the six months ended June 30, 2008, R&D expenses increased by approximately $160,000, or 26%, to approximately $779,000, compared to approximately $619,000 for the six months ended June 30, 2007.

The decrease in the three month comparison was the result of a reduction in the utilization of third-party consultants as well as a decrease in reference material partially offset by increases in human resources, travel and amortization expenses. During the three months ended June 30, 2008, the cost of utilization of third-party consultants decreased by approximately $53,000, or 70%, to approximately $22,000, compared to approximately $75,000 for the three months ended June 30, 2008. During the six months ended June 30, 2008, the cost of utilization of third-party consultants increased by approximately $31,000, or 34%, to approximately $121,000, compared to approximately $90,000 for the six months ended June 30, 2007. This increase was directly related to the continued development of our first generation health monitoring products. During the second quarter of 2008, we were forced to curtail further third-party consultant arrangements to support our Health Monitoring Group. If we secure additional financing, we will be in a position to resume in-depth development in this area and retain third-party consultants where required.

For the three and six months ended June 30, 2008, human resource costs increased by approximately $22,000, or 10%, and $87,000, or 22%, to approximately $243,000 and $495,000, respectively, compared to approximately $221,000 and $407,000 for the same periods in 2007. For the three and six months ended June 30, 2008, approximately $15,000 and $31,000, respectively, compared to approximately $17,000 and $29,000 for the same periods in 2007, in human resource expense was the result of our adoption of SFAS 123(R) effective as of January 1, 2006. Effective as of June 9, 2008, human resource expense was reduced by 20% for most R&D employees as a result of transitioning from full time to part time in order to reduce expenses.

Depreciation and amortization expense increased by approximately $55,000, or 297%, and $58,000, or 166%, to approximately $73,000 and $94,000 for the three and six months ended June 30, 2008, respectively, from approximately $18,000 and $36,000 for the same periods in 2007. We had been capitalizing license fees paid to third parties for costs associated with the exclusive rights to their patents. We were amortizing these fees over a period of four years. During the quarter ended June 30, 2008, we elected to terminate our 2006 license agreement with the University of Akron Research Foundation, as we had developed technology in-house and licensed a more compatible technology. As a result, we expensed the remaining $22,000 of unamortized license fees under this license agreement. In addition, during the quarter ended June 30, 2008, we expensed an additional $30,000, which represented the minimum royalty due under this terminated license agreement.

For the three and six months ended June 30, 2008, travel and entertainment expenses increased by approximately $6,000, or 100%, and $13,000, or 149%, to approximately $11,000 and $22,000, respectively, compared to approximately $5,000 and $9,000 for the same periods in 2007. This increase was primarily the result of our expanded effort in seeking strategic alliances for both our medical and health monitoring technologies. For the three and six months ended June 30, 2007, we incurred approximately $25,000 in expense to support in vivo vaccine studies performed by a prominent university. No comparable expense was incurred in the six months ended June 30, 2008. In addition, expenses primarily to support our laboratory decreased by approximately $6,000, or 27%, to approximately $14,000 for the three months ended June 30, 2008, compared to approximately $20,000 for the same period in 2007. During the six months ended June 30, 2008, expenses primarily to support our laboratory increased by approximately $7,000, or 22%, to approximately $38,000 compared to approximately $31,000 for the same period in 2007. This increase was the result of increased expenses to support the continued development and related testing requirement in our medical laboratory to support our research collaboration with St. June Children’s Research Hospital and our agreement with Vaccine and Infectious Disease Organization (VIDO). If we are able to secure additional financing, we anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Selling, General and Administrative Costs

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and selling of our products, as well as costs related to trade shows, product literature, travel and other promotional support costs.  General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative, or SG&A, expenses were approximately $804,000 and $1.5 million for the three and six months ended June 30, 2008, respectively, compared to approximately $488,000 and $1.0 million for the three and six months ended June 30, 2007. This represents an increase of approximately $316,000, or 65%, and $447,000, or 43%, respectively, for the three and six months ended June 30, 2008. The increase in SG&A was attributable primarily to increased professional fees in connection with the ongoing SEC investigation and our indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors (as described below), partially offset by decreases in annual listing fees as a result of our transitioning of the listing of our common stock from AMEX to OTCBB, stock-based compensation and other operating expenses.

Human resources costs decreased by approximately $43,000, or 19%, and $63,000, or 14%, to approximately $183,000 and $396,000 for the three and six months ended June 30, 2008, respectively, compared to approximately $227,000 and $459,000 for the three and six months ended June 30, 2007. This decrease in three and six months ended June 30, 2008 was the result of a 20% reduction in SG&A employee salaries effective as of June 9, 2008, as well as reduced stock-based compensation expenses. For the three and six months ended June 30, 2008, stock compensation expense decreased by approximately $12,000, or 100%, and $22,500, or 92%, respectively, to $0 and $1,900 for the three and six months ended June 30, 2008, compared to approximately $12,000 and $24,400 for the same periods in 2007.

Professional expenses increased by approximately $381,000, or 229%, and $560,000, or 154%, to approximately $547,000 and $923,000 for the three and six months ended June 30, 2008, compared to approximately $166,000 and $363,000 for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2008, legal expenses increased by $374,000, or 320%, and  $550,000, or 220%, to approximately $491,000 and $800,000, respectively, compared to approximately $117,000 and $250,000 for the same periods in 2007. Legal fees increased as a result of the ongoing SEC investigation, as well as our indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors.

An investigation by the SEC, which the Company first became aware of in May 2005, is ongoing. The Company believes that the subject matter of this investigation is the Company’s prior revenue recognition practices that were addressed in the Company’s restatement of its financial statements for the fiscal year ended December 31, 2004. As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as amended, Apogee’s Audit Committee, with the assistance of independent counsel, conducted an investigation into Apogee’s historical accounting practices that resulted in the implementation of remedial actions. See our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, for detail regarding the restatement.

In July 2008, Apogee, its Chief Executive Officer and other employees received notifications from the Staff of the SEC relating to the Staff’s investigation. The notifications, known as “Wells Notices,” stated that the Staff is considering recommending that the Commission bring enforcement actions against the Company and certain employees, based on alleged violations of certain provisions of the federal securities laws, including Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Wells Notice sent to the Company indicates that in any action actually brought against the Company, the Staff would seek an injunction against future violations of the federal securities laws as relief. We continue to coordinate with the Staff with respect to their investigation, and seek to comply with requests as they arise.

We do not believe that it is probable that a Company asset will be impaired or a liability will be incurred as a result of the outcome of the legal matters and, as such, the amount of potential loss cannot be reasonably estimated. We have agreed to indemnify certain employees, directors and a former employee in connection with the SEC investigation. As of June 30, 2008, we have incurred approximately $425,000 in legal expenses to indemnify these individuals in association with this matter. During the three and six months ended June 30, 2008, we recorded approximately $342,000 and $415,000, respectively, toward this indemnification and we could incur significantly larger costs before this matter is resolved.

Accounting fees increased by approximately $22,000 and $19,000 to approximately $23,000 and $45,000 for the three and six months ended June 30, 2008, respectively, compared to approximately $1,000 and $27,000 for the same periods in 2007. See “Risk Factors—Risks Related to Our Business”. In addition, legal fees associated with the indemnification costs in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein, Case No.: 50 2005 CA 007719 XXXXMB. In this action instituted on August 10, 2005 and pending in Palm Beach Court Circuit Court, Joseph Shamy has sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee, for fraud and breach of fiduciary duty in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  The initial Complaint was dismissed for failing to adequately allege fraud.  In his Amended Complaint, Shamy alleged that in or around October 2003, Mr. Stein, in his capacity as President and Chief Executive Officer of Apogee, provided Mr. Shamy with misleading financial projections for Apogee in the form of a spreadsheet which Shamy attached as Exhibit A to the Amended Complaint.  Mr. Stein has vigorously denied the allegations of the Complaint, including that he prepared or ever saw the spreadsheet at any time before it was attached to the Amended Complaint.  Mr. Stein has moved for summary judgment. These costs were approximately $13,000 and $75,000 for the three and six months ended June 30, 2008 compared to approximately $69,000 and $122,000 for the three and six months ended June 30, 2007. To date, we have paid $634,000 towards the indemnification of Mr. Stein. See Footnote 10 to the consolidated financial statements—Indemnification Arrangements with our Executives and Others. We are not receiving reimbursement under our Director and Officer insurance policy for neither the indemnification of Mr. Stein, nor the ongoing investigation by the SEC.

Investor relations expense increased by approximately $10,000, or 76%, and $27,000, or 92%, to approximately $24,000 and $56,000 for the three and six months ended June 30, 2008, compared to approximately $14,000 and $29,000 for the three and six months ended June 30, 2007. This increase was due to our continued efforts to increase awareness among the financial and investing community of our scientific and corporate developments. This expense was partially offset by a decrease consulting expenses related to the Sarbanes-Oxley Act of 2002 by approximately $26,000, or 100%, and $37,000, or 98%.

Since we had completed the major implementation phase of our Sarbanes-Oxley testing requirements, we did not incur any Sarbanes-Oxley-related expenses for the three and six months ended June 30, 2008, compared to approximately $25,200 and $38,100 for the same periods in 2007. As a result of the transition of the listing of our common stock from AMEX to the OTCBB, our annual listing fees were reduced by approximately $19,000, or 82%, to approximately $4,000 for the six months ended June 30, 2008, compared to approximately $23,000 for the six months ended June 30, 2007. For the three months ended June 30, 2008, listing fees increased by approximately $200, or 17%, to approximately $1,500 from approximately $1,300 for the same period in 2007.

In addition, nominal reductions in travel and entertainment, office, communications, corporate insurance and maintenance expenses were partially offset by increases in shareholder-related expenses as a result of the utilization of consultants in our efforts to secure additional funding and utilities expenses.

Operating expenses are expected to increase over the next few quarters, if our financial position allows, to support our Health Monitoring and Life Science Groups.

Interest Income (Expense)

Interest income includes income from Apogee’s cash and cash equivalents and from investments and expenses related to its financing activities. During the three and six months ended June 30, 2008, we generated interest income of approximately $80 and $780 compared to interest income of approximately $24,000 and $55,000 during the same periods in 2007. This decrease in interest income for the three and six months ended June 30, 2008 was primarily due to reduced cash balances.

Interest expense resulting from the issuance of promissory notes to Mr. Herbert M. Stein and Mr. David Spiegel was approximately $33,000 and $47,000 for the three and six months ended June 30, 2008. No interest expense was incurred for the three and six months ended June 30, 2007.

Net Loss

Apogee’s net loss for the three months ended June 30, 2008 was approximately $1.2 million, or $0.10 per basic and diluted common share, compared to a net loss of approximately $775,200, or $0.06 per basic and diluted common share, for the three months ended June 30, 2007  For the six months ended June 30, 2008, we reported a loss of approximately $2.3 million, or $0.19 per basic and diluted common share, compared to a net loss of approximately $1.5 million, or $0.12 per basic and diluted common share, for the six months ended June 30, 2007. This increase in our net loss was primarily the result of increased legal fees as a result of the ongoing SEC investigation, as well as the indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors and increased consulting expenses in our efforts to secure additional funding and increased human resource costs in R&D.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our outstanding unsecured interest-bearing promissory notes.

Herbert M. Stein
Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	8.00%
March 20, 2008	50,000	September 16, 2008	8.00%	8.00%
April 1, 2008	50,000	September 28, 2008	8.00%	8.00%
May 15, 2008	50,000	November 11, 2008	8.00%	8.00%
June 16, 2008	35,000	December 13, 2008	8.00%	8.00%
June 18, 2008	40,000	December 15, 2008	8.00%	8.00%
July 15, 2008	30,000	January 11, 2009	8.00%	8.00%
July 28, 2008	50,000	January 24, 2009	8.00%	8.00%
August 12, 2008	35,000	February 8, 2009	8.00%	8.00%
	$690,000

David Spiegel
Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	8.00%
March 20, 2008	100,000	September 16, 2008	8.00%	8.00%
April 1, 2008	50,000	September 28, 2008	8.00%	8.00%
May 15, 2008	50,000	November 11, 2008	8.00%	8.00%
June 16, 2008	65,000	December 13, 2008	8.00%	8.00%
June 18, 2008	50,000	December 15, 2008	8.00%	8.00%
July 15, 2008	50,000	January 11, 2009	8.00%	8.00%
July 28, 2008	50,000	January 24, 2009	8.00%	8.00%
August 12, 2008	35,000	February 9, 2009	8.00%	8.00%
	$700,000

David Meyers and
Annette Jaynes
Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

July 28, 2008	$10,000	January 24, 2009	8.00%	8.00%
July 28, 2008	$10,000	January 24, 2009	8.00%	8.00%

Our principal source of liquidity at June 30, 2008 consisted of approximately $39,000 in cash and cash equivalents with a working capital deficit of approximately $2.8 million.  We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.   This compares to approximately $321,000 in cash and cash equivalents as of December 31, 2007. In addition, as of December 31, 2007, we had a working capital deficit of approximately $728,000.  During the three and six months ended June 30, 2008, we received proceeds from loans and unsecured interest-bearing promissory notes totaling $265,000 and $465,000, respectively, from David Spiegel, a major shareholder, and totaling $205,000 and $355,000, respectively, from Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors.  These promissory notes are payable upon demand and were not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, payable monthly in arrears on the outstanding balance.  An additional 4% interest will be charged on any notes exceeding 180 days.  In addition, on April 9, 2008, Apogee sold 164,000 shares of our common stock to accredited investors at a price of $1.00 per share.  The aggregate net proceeds to Apogee, after fees and expenses, were $152,519, which we will use for general working capital and corporate purposes.   The shares of Apogee’s common stock were issued and sold in a private placement in reliance on an exemption from registration provided by Section 4(2) of Securities Act of 133, as amended, and Rule 506 of Regulation D promulgated thereunder.  The shares of the common stock issued in this private placement have not been registered under the Securities Act of 1933 and may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements.  As of June 30, 2007, we had working capital of approximately $914,000.

Net cash used in operating activities for the six-month period ended June 30, 2008 decreased to approximately $1.2 million compared to approximately $1.4 million in the six-month period ended June 30, 2007. As of March 31, 2008, we sold the remaining DDX inventory for a total of $17,000 and offset the remaining reserves for slow moving, excess and obsolete inventory.  As of June 30, 2008, our net accounts receivable were approximately $10,000 with an offset allowance of approximately $10,000.  As of June 30, 2007, our net accounts receivable were approximately $10,900 with a reserve against bad debt of approximately $11,300.

Net cash used in investing activities for the six months ended June 30, 2008 was approximately $64,000, compared to approximately $111,000 for the six months ended June 30, 2007.  We purchased additional equipment for our laboratory as well as supported our existing patent applications, all of which related to our Life Science Group.

Net cash provided by financing activities was $984,000 for the six months ended June 30, 2008.  This compares to no cash provided by financing activities for the six months ended June 30, 2007.  During the six-month period ended June 30, 2008, we received the proceeds from unsecured interest bearing promissory notes totaling $465,000 from David Spiegel, a major shareholder and $355,000 from Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors.  These loans are payable upon demand and are not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, payable monthly in arrears on the outstanding balance.   See Footnote 7 of the consolidated financials statements - Promissory Notes, Loans and Warrants. In addition, on April 9, 2008, Apogee sold 164,000 shares of our common stock to accredited investors at a price of $1.00 per share.  The aggregate gross proceeds to Apogee, before fees and expenses, were $164,000.  We must raise additional capital to continue operations.

Apogee is in the process of attempting to secure sufficient financing to continue operations. In the interim, short-term debt financing provided by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors, is being utilized to keep product development moving forward.  Due to the early stages of development of our products candidates, we cannot estimate at this time the amounts of cash that will be required to bring our products under development to market.  It is expected that such costs will be funded not only by external financing, but also through partnership activities.  Additionally, cost cutting measures, including salary reduction for non-PyraDerm employees, diminished pace of sensor development, deferral of capital expenditures, and reduced general spending have been instituted until such time as equity financing is secured.  We do not expect any significant changes in the number of employees until funding has been secured.  Management remains confident that we will raise sufficient capital in the near-term to fund operations for at least the next twelve months.  If, however, we are unable to generate or obtain financing, we may be required to further curtail our operations, including a reduction in the number of employees, or cease conducting business.

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

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin “104”, or SAB “104”, “Revenue Recognition in Financial Statements: Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  We had no product revenue during the quarter ended June 30, 2008.  The following policies apply to Apogee’s two major product sales categories for revenue recognition. Sales to end users, OEM:  revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer’s representative/freight forwarder. Sales to Distributors:  from time to time we provide stock rotation rights, price protection and other incentives to our Distributors. See Footnote 2 of the consolidated financials statements. As a result of these incentives, Apogee has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date, we have experienced minimal warranty returns.

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

Inventory

Inventories are stated at the lower of cost on a first-in, first-out basis or market. This policy requires Apogee to make estimates regarding the market value of our inventory, including an assessment of excess or obsolete inventory. On January 15, 2008, we sold the remaining DDX inventory held in our Norwood office to one of our customers, and on January 24, 2008, we also sold the remaining DDX inventory housed in Hong Kong to one of our former DDX distributors.  Total proceeds received from the disposition of the DDX inventory were $17,000.  In addition, we may share in proceeds from the sale of this inventory by our former distributor if sales amounts exceed certain limits.

Valuation of Long-Lived Assets

Property, plant and equipment, patents, trademarks and other intangible assets are amortized over their estimated useful lives. Useful lives are based on management’s estimates over the period that such assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In 2007, we lowered the value of certain intangible assets due to less than expected sales to date in our sensor business.  Future adverse changes in market conditions or poor operating results of underlying capital investments or intangible assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

Stock-Based Compensation

Apogee had a stock-based compensation plan, the 1997 Employee, Director and Consultant Stock Option Plan, also referred to as the 1997 Plan.  The 1997 Plan expired as of May 14, 2007.  At our Annual Meeting held on August 28, 2007, the shareholders approved the adoption of a new stock-based compensation plan, the 2007 Employee, Director and Consultant Stock Plan, also referred to as the 2007 Plan.  Prior to fiscal 2006, we accounted for the stock based compensation under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards, “Accounting for Stock-Based Compensation” (SFAS 123(R)).

Effective January 1, 2006, we adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, stock compensation costs recognized beginning January 1, 2006 include (a) compensation cost for all stock-based compensation payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R), and (b) compensation cost for all stock-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  Due to the adoption of SFAS 123(R), included in our net loss for the three and six months ended June 30, 2008 were stock-based compensation charges of approximately $15,000 and $33,000, respectively.  This compares to stock-based compensation charges of approximately $29,000 and $54,000 for the three and six months ended June 30, 2007.

Legal Fees

We record legal costs (such as fees and expenses of external lawyers and other service providers) when incurred or when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated if invoices have not been received.  Significantly higher legal fees were incurred during the quarter ended June 30, 2008, compared to prior periods, in connection with the ongoing SEC investigation and our indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors.

Contingencies

Apogee is involved in and/or indemnifies others in various legal proceedings.  Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.  See Footnote 10 – Indemnification Arrangements with our Executives and Others.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements nor do we have any special purpose entities.

ITEM 3 – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include: cash, cash equivalents, accounts receivable and accounts payable.  At June 30, 2008 the carrying value of our cash, cash equivalents, accounts receivable and accounts payable approximated fair values given the short maturity of these instruments.

We believe that our financial instruments do not carry material foreign currency exchange rate risk because any products that we may sell outside the United States will be paid for in U.S. dollars, and material purchases from foreign suppliers are typically also denominated in U.S. dollars.

It is our policy not to enter into derivative financial instruments for speculative purposes.

ITEM 4T – CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may be a party to various legal proceedings arising in the ordinary course of our business.  If and when these proceedings arise, we are committed to vigorously defending the Company in any such legal actions.

An investigation by the SEC, which the Company first became aware of in May 2005, is ongoing. The Company believes that the subject matter of this investigation is the Company’s prior revenue recognition practices that were addressed in the Company’s restatement of its financial statements for the fiscal year ended December 31, 2004. As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as amended, Apogee’s Audit Committee, with the assistance of independent counsel, conducted an investigation into Apogee’s historical accounting practices that resulted in the implementation of remedial actions. See our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, for detail regarding the restatement.

In July 2008, Apogee, its Chief Executive Officer and other employees received notifications from the Staff of the SEC relating to the Staff’s investigation. The notifications, known as “Wells Notices,” stated that the Staff is considering recommending that the Commission bring enforcement actions against the Company and certain employees, based on alleged violations of certain provisions of the federal securities laws, including Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Wells Notice sent to the Company indicates that in any action actually brought against the Company, the Staff would seek an injunction against future violations of the federal securities laws as relief. We continue to coordinate with the Staff with respect to their investigation, and seek to comply with requests as they arise.

In an action styled Joseph Shamy vs. Herbert M. Stein, Case No.:  50 2005 CA 007719 XXXXMB, instituted on August 10, 2005 and pending in Palm Beach Court Circuit Court, Joseph Shamy has sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee, for fraud and breach of fiduciary duty in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  The initial Complaint was dismissed for failing to adequately allege fraud.  In his Amended Complaint, Shamy alleged that in or around October 2003, Mr. Stein, in his capacity as President and Chief Executive Officer of Apogee, provided Mr. Shamy with misleading financial projections for Apogee in the form of a spreadsheet which Shamy attached as Exhibit A to the Amended Complaint.  Mr. Stein has vigorously denied the allegations of the Complaint, including that he prepared or ever saw the spreadsheet at any time before it was attached to the Amended Complaint.  Mr. Stein has moved for summary judgment.

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

RISKS RELATED TO OUR BUSINESS

WE REQUIRE ADDITONAL CAPITAL TO CONTINUE OPERATIONS AND HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

As of June 30, 2008, we had cash and cash equivalents of $39,456, a stockholders’ deficiency of approximately $2.3 million, an accumulated deficit of approximately $21.1 million and a working capital deficit of approximately $2.8 million.  We had a net loss of approximately $1.2 million and $2.3 million for the three and six months ended June 30, 2008. In the fiscal year ended December 31, 2007, we recorded a net loss of approximately $3.2 million.

We have substantial debt and interest obligations.  As of July 15, 2008, we had $1,270,000 in promissory notes outstanding to a large shareholder and our President, Chief Executive Officer and Chairman of the Board of Directors.  These promissory notes generally bear interest at 8% and are of short duration.  The original December 11, 2007 promissory notes ($400,000) began incurring a post-maturity rate of interest of 12%, compounded monthly, on March 10, 2008 as a result of non-payment at the maturity date.

We have large unpaid balances with professional service providers.  We anticipate significant future legal expenses resulting from our indemnification arrangements with our employees, officers and directors. The ongoing investigation by the SEC and the indemnification of Mr. Stein in connection with the Joseph Shamy vs. Herbert M. Stein, case No.:50 2005 CA 007719 XXXXMB, matter have resulted in substantial unplanned expenses that we are required to absorb and these expenses are expected to continue.  Presently, none of the items for which we have an indemnification responsibility are receiving reimbursement from the insurance carrier of our Director and Officer insurance policy.  We need to obtain financing or generate revenue to continue operations.  See Footnote 10 of the consolidated financials statements – Indemnification Arrangements with our Executives and Others.

Our requirements for additional capital and our ability to generate future revenue depend on a number of factors, many of which are described in the Risk Factors Section, of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, including our ability to develop and generate revenues from the sales of our sensor and medical device products, which are at a very early stage of development. We cannot assure you when, if ever, we will generate meaningful revenues from the sales of these products under development.

Apogee is in the process of attempting to secure sufficient financing to continue operations.  In the interim, short-term debt financing provided by two of the Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors, is being utilized to keep product development moving forward.  Additionally, cost cutting measures, including salary reduction for non-PyraDerm employees, diminished pace of sensor development, deferral of capital expenditures, and reduced general spending have been instituted until such time as equity financing is secured.  If we are unable to obtain financing, we may be required to further curtail our operations or cease conducting business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document and the documents incorporated by reference herein contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Also, Apogee’s management may make forward-looking statements orally or in writing to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statements. Forward-looking statements might include statements regarding one or more of the following:

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We do not intend to update any of the forward-looking statements after the date of this report to conform such statements to actual results except as required by law. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully consider that information before you make an investment decision. You should review carefully the risks and uncertainties identified in this report and in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2008, our unregistered sales of equity securities were reported on Current Reports on Form 8-K.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

The promissory notes issued to Messrs. Stein and Spiegel on December 11, 2007 for an aggregate of $400,000 began incurring a post-maturity rate of interest on March 10, 2008 as a result of non-payment at the maturity date.  The promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 90 days.  The promissory notes now bear interest at 12%, the interest after maturity is payable on demand and is compounded monthly.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of shareholders of the Company was held on May 15, 2008.  The following matters were voted upon:

(1)           Mr. Craig A. Dubitsky and Mr. Alan W. Tuck were elected by a plurality of the shares entitled to vote at the meeting to serve as directors of the Company to hold office until the annual meeting in 2011.  This proposal was approved with 7,546,509 votes for the proposal, 39,684 votes against the proposal and no abstentions.

(2)           The shareholders ratified the appointment of Miller Wachman LLP as the registered independent public accounting firm for the

Company for the fiscal year ending December 31, 2008.  This proposal was approved with 7,557,702 votes for the proposal, 26,891 votes against the proposal, 600 abstentions and no broker non-votes.

Following the annual meeting, the Company’s Board of Directors consists of Mr. Craig A. Dubitsky, Mr. Arthur S. Reynolds, Mr. Herbert M. Stein, Ms. Sheryl B. Stein and Mr. Alan W. Tuck.

ITEM 5 – OTHER INFORMATION

The promissory notes issued to Messrs. Stein and Spiegel on December 11, 2007 for an aggregate of $400,000 began incurring a post-maturity rate of interest on March 10, 2008 as a result of non-payment at the maturity date.  The promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 90 days.  The promissory notes now bear interest at 12%, the interest after maturity is payable on demand and is compounded monthly.

ITEM 6 – EXHIBITS

(a)     Exhibits:

Exhibit
Number	Description

10.1+	Promissory Note dated as of April 1, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, April 2, 2008.)
10.2+	Promissory Note dated as of April 1, 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, April 2, 2008.)
10.3+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, April 2, 2008.)
10.4+	Promissory Note dated as of May 15, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, May 15, 2008.)
10.5+	Promissory Note dated as of May 15, 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, May 15, 2008.)
10.6+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, May 15, 2008.)
10.7+	Promissory Note dated as of June 16, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, June 18, 2008.)
10.8+	Promissory Note dated as of June 16, 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, June 18, 2008.)
10.9+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, June 18, 2008.)
10.10+	Promissory Note dated as of June 18, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, June 19, 2008.)
10.11+	Promissory Note dated as of June 18, 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, June 19, 2008.)
10.12+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, June 19, 2008.)
10.13+	Promissory Note dated as of July 15, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, July 17, 2008.)
10.14+	Promissory Note dated as of July 15, 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, July 17, 2008.)
10.15+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, July 17, 2008.)

10.16+	Promissory Note dated as of July 28, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, July 30, 2008.)
10.17+	Promissory Note dated as of July 28, 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, July 30, 2008.)
10.18+	Promissory Note dated as of July 28, 2008 by and between Apogee Technology, Inc. and Annette Jaynes. (Previously filed on a Current Report on Form 8-K, July 30, 2008.)
10.19+	Promissory Note dated as of July 28, 2008 by and between Apogee Technology, Inc. and David Meyers. (Previously filed on a Current Report on Form 8-K, July 30, 2008.)
10.20+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, July 30, 2008.)
10.21+	Promissory Note dated as of August 12, 2008, 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, August 13, 2008.)
10.22+	Promissory Note dated as of August 12, 2008, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, August 13, 2008.)
10.23+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, August 13, 2008.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

+  Previously filed as indicated.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

Date: August 14, 2008	By:	/s/ Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: August 14, 2008	By:	/s/ Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial Officer and Vice President of Finance
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1+	Promissory Note dated as of April 1, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, April 2, 2008.)
10.2+	Promissory Note dated as of April 1, 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, April 2, 2008.)
10.3+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, April 2, 2008.)
10.4+	Promissory Note dated as of May 15, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, May 15, 2008.)
10.5+	Promissory Note dated as of May 15, 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, May 15, 2008.)
10.6+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, May 15, 2008.)
10.7+	Promissory Note dated as of June 16, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, June 18, 2008.)
10.8+	Promissory Note dated as of June 16, 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, June 18, 2008.)
10.9+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, June 18, 2008.)
10.10+	Promissory Note dated as of June 18, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, June 19, 2008.)
10.11+	Promissory Note dated as of June 18, 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, June 19, 2008.)
10.12+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, June 19, 2008.)
10.13+	Promissory Note dated as of July 15, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, July 17, 2008.)
10.14+	Promissory Note dated as of July 15, 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, July 17, 2008.)
10.15+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, July 17, 2008.)
10.16+	Promissory Note dated as of July 28, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, July 30, 2008.)
10.17+	Promissory Note dated as of July 28, 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, July 30, 2008.)
10.18+	Promissory Note dated as of July 28, 2008 by and between Apogee Technology, Inc. and Annette Jaynes. (Previously filed on a Current Report on Form 8-K, July 30, 2008.)
10.19+	Promissory Note dated as of July 28, 2008 by and between Apogee Technology, Inc. and David Meyers. (Previously filed on a Current Report on Form 8-K, July 30, 2008.)
10.20+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, July 30, 2008.)
10.21+	Promissory Note dated as of August 12, 2008, 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, August 13, 2008.)
10.22+	Promissory Note dated as of August 12, 2008, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, August 13, 2008.)
10.23+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, August 13, 2008.
31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

+  Previously filed as indicated.