Form 10-Q
period 2008-09-30
APOGEE TECHNOLOGY INC
filed 2008-11-14
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 1, 2008, there were 12,132,332 shares of Common Stock, $0.01 par value per share, outstanding.

APOGEE TECHNOLOGY, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

PERIODS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007 (audited)	3

Consolidated Statements of Operations and Accumulated Deficit for the Three and Nine Months Ended September 30, 2008 and September 30, 2007 (all unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and September 30, 2007 (all unaudited)	5

Notes to Consolidated Financial Statements (all unaudited)	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 - Quantitive and Qualitative Disclosures about Market Risk	27

Item 4T - Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	27

Item 1A - Risk Factors	28

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3 - Defaults Upon Senior Securities	30

Item 4 - Submission of Matters to a Vote of Security Holders	30

Item 5 - Other Information	30

Item 6 - Exhibits	30

Signatures	32

PART I                                                                                                       FINANCIAL INFORMATION

Item 1.                                                                                                           Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$—	$320,524
Accounts receivable, net of allowance for doubtful accounts of $9,377 in 2008 and $10,570 in 2007, respectively	—	10,536
Inventories, net	—	—
Prepaid expenses and other current assets	35,113	86,763

Total current assets	35,113	417,823

Property and equipment, net	131,380	183,445

Other assets
Patents	352,403	269,694
Exclusive licensing, net	—	26,009

	$518,896	$896,971

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current liabilities
Bank Overdraft	4,284	—
Accounts payable and accrued expenses	$1,872,234	$745,545
Officer, shareholder and other loans and notes payable, net	1,665,934	400,000

Total current liabilities	3,542,452	1,145,545

Commitments and Contingencies	—	—

Stockholders’ equity (deficiency)
Preferred stock, par value $0.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 12,132,332 issued and outstanding at September 30, 2008 and 11,968,332 issued and outstanding at December 31, 2007	121,323	119,683
Additional paid-in capital	18,746,827	18,492,311
Accumulated deficit	(21,891,706)	(18,860,568)

Total stockholders’ equity (deficiency)	(3,023,556)	(248,574)
	$518,896	$896,971

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

(UNAUDITED)

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2008	2007	2008	2007

Revenues
Product sales	$—	$13,601	$21,951	$132,268
Royalties	37,893	—	63,499	—

	37,893	13,601	85,450	132,268

Costs and expenses
Product sales	—	12	696	1,427
Research and development	299,764	304,899	1,078,962	924,404
Selling, general and administrative	454,190	489,022	1,942,580	1,530,893

	753,954	793,933	3,022,238	2,456,724

Operating loss	(716,061)	(780,332)	(2,936,788)	(2,324,456)

Other income (expense)

Interest and other expense	(55,612)	—	(102,552)	—
Interest and other income	558	67,825	8,202	123,760

	(55,054)	67,825	(94,350)	123,760

Net loss	$(771,115)	$(712,507)	$(3,031,138)	$(2,200,696)

Accumulated deficit - beginning	$(21,120,591)	$(17,143,751)	$(18,860,568)	$(15,655,562)

Accumulated deficit - ending	(21,891,706)	(17,856,258)	(21,891,706)	(17,856,258)

Basic and diluted loss per common share	$(0.06)	$(0.06)	$(0.25)	$(0.18)

Weighted average common shares outstanding - basic and diluted	12,132,332	11,968,060	12,070,704	11,976,665

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007

Cash flows from operations
Net loss	$(3,031,138)	$(2,200,696)
Adjustments to reconcile net loss to net cash used in operating activities:

Provision for doubtful accounts	(1,193)	(1,925)
Provision for slow moving, excess and obsolete inventory	(1,644,316)	(136,327)
Depreciation and amortization	64,068	57,108
Stock compensation expense for employees and directors	46,723	77,592
Original issue discount	32,849	—
Termination of Patent License Fee	22,329	—
Changes in operating assets and liabilities:
Accounts receivable	11,729	8,127
Inventories	1,644,316	136,327
Prepaid expenses and other current assets	51,651	46,197
Accounts payable and accrued expenses	1,126,687	(111,491)

Net cash used in operating activities	(1,676,295)	(2,125,088)

Cash flows from investing activities
Purchases of property and equipment	(8,322)	(33,130)
Patent costs	(82,710)	(85,641)
Leasehold improvements	—	(2,250)
License fee	—	(11,778)

Net cash provided by investing activities	(91,032)	(132,799)

Cash flows from financing activities
Bank Overdraft	4,284
Proceeds from shareholder loan and notes payable	620,000	—
Proceeds from officer loans and notes payable	510,000	—
Proceeds from employees and other loan and notes payable	160,000
Proceeds from sale of equity securities	152,519	—

Net cash provided by financing activities	1,446,801	—

Decrease in cash and cash equivalents	(320,523)	(2,257,887)

Cash and cash equivalents – beginning	320,524	3,051,420

Cash and cash equivalents – ending	$—	$793,533

Supplemental Cash Flow Information:
Cash paid for interest	$5,933	$—
Warrants issued in conjunction with notes payable – non-cash	$57,810	$—

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007 (UNAUDITED)

1.                                                 The Company and Basis of Presentation

The Company

Apogee Technology, Inc. and Subsidiary (the “Company” or “Apogee”, “we”, “us”, or “our”) designs and develops, with the long-term goal of commercializing, advanced drug delivery and sensor-based health monitoring devices and systems.  Our Life Science Group is developing PyraDerm™, an advanced intradermal drug delivery system to meet the needs of patients, health insurers and companies developing pharmaceuticals, as well as, governments and international health organizations. We believe PyraDerm™ has advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and other pharmaceuticals. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and are in the process of in vivo testing with two leading research organizations to evaluate the advantages of PyraDerm in the delivery of Hepatitis B and the Influenza vaccine antigens. We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support the commercialization of PyraDerm.  If in vitro and in vivo evaluation of PyraDerm is successful, we intend to pursue licensing/development or partnership agreements with pharmaceutical companies interested in this technology.   In August 2007, we announced an expansion of our sensor business to include the development of IntellaPAL™, an innovative sensor based monitoring system designed to improve the security, independence and quality of life for the elderly and their families. IntellaPAL will utilize a wireless sensor module and advanced software processing to continuously measure a range of health characteristics and automatically notify responders when specified conditions are detected. In addition, the system will provide monitored data online so that approved caregivers will be able to assist in the early identification of certain health characteristics. We have developed a family of proprietary Micro-Electromechanical Systems (“MEMS”)-based pressure sensor designs and are now evaluating various commercialization options.  There is a possibility this product line will be discontinued if the results determine commercialization is not economically viable or if we do not raise additional capital.   We had no material revenues for the three and nine months ended September 30, 2008.

Basis of Presentation

Consolidated Financial Statements

The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. All significant intercompany transactions and accounts have been eliminated.

In management’s opinion all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have incurred continuing losses and negative cash flows from operations. Net losses were approximately $3.0 million and negative cash flows from operations were approximately $1.7 million for the nine months ended September 30, 2008.   Given our net losses and negative cash flows from operations, we will not be able to continue as a going concern without raising additional capital.

We had a temporary overdraft of approximately $4,000 at September 30, 2008.  We had approximately $15,000 cash balance at November 7, 2008, after receiving additional loans of for an aggregate of $166,000, consisting of $10,000 and $25,000 on October 8, 2008 and October 10, 2008, respectively from David Spiegel, $25,000 on October 14, 2008 from Herbert M. Stein, $6,000 from others on October 1, 2008 and $100,000 from TYJO Corporation Money Purchase Pension Plan on October 27, 2008.  We are actively pursuing various options for additional funding. During the nine months ended September 30, 2008 Herbert M. Stein, our President, Chief Executive Officer and Chairman of the Board of Directors and David Spiegel, a major shareholder, loaned Apogee $760,000 and $770,000, respectively.  During the nine months ended

September 30, 2008, Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA, Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA and TYJO Corporation Money Purchase Pension Plan (“Robert Schacter et al”), an individual investor loaned Apogee $140,000 and others loaned Apogee $20,000.  In addition, on April 9, 2008, we received net proceeds of $152,519 from the sale of 164,000 shares of our common stock in a private placement.  See Footnote 8 – Stockholders’ Equity – Common Stock.

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

We are in the process of attempting to secure sufficient equity financing to continue development of our products. In the interim, short-term debt financing provided by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors, an individual investor and others, is being utilized to keep development moving forward.  Additionally, cost cutting measures, including salary reduction for non-PyraDerm employees, diminished pace of sensor development, deferral of capital expenditures, and reduced general spending have been instituted until such time as financing is secured.  Due to the early stages of development of our products candidates, we cannot estimate at this time the amounts of cash that will be required to bring our products under development to market.  It is expected that such costs will be funded not only by external funding but also through partnership activities.  Without additional financing, we will be unable to continue operations.

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

Liquidity

During the nine months ended September 30, 2008, Apogee received proceeds from unsecured interest-bearing promissory notes in the amounts of $510,000 from Mr. Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors, $620,000 from Mr. David Spiegel, a major shareholder, $140,000 from Mr. Robert Schacter et al and $20,000 from others.  These promissory notes are payable upon demand, not  subject to any premium or penalty for prepayment, bear simple interest of 8% per annum, and are to be repaid in 180 days.   An additional 4% interest will be charged on any notes exceeding 180 days.  As of September 30, 2008, $850,000 is in default and accruing post-maturity interest.  The promissory notes issued to Messrs. Stein and Spiegel on December 11, 2007 for an aggregate of $400,000 began incurring a post-maturity rate of interest on March 11, 2008 as a result of non-payment at the maturity date. These promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 90 days.  Promissory notes issued to Messrs. Stein and Spiegel on February 21, 2008, March 20, 2008 and April 1, 2008 for an aggregate of $450,000 began incurring a post-maturity rate of interest on August 20, 2008, September 17, 2008 and September 29, 2008, respectively, as a result of non-payment at the maturity date.   In addition, as of September 30, 2008, total unpaid interest of approximately $64,000 is due, consisting of $33,000 to Mr. Stein, $29,000 to Mr. Spiegel and $2,000 to others.

Associated with the promissory notes are warrants.  Each warrant is a three (3)-year warrant with an exercise price of $1.00, and the warrants represent, in the aggregate, an underlying sixty-two thousand (62,000) shares of common stock for Mr. Spiegel, an underlying fifty-one thousand (51,000) shares of common stock for Mr. Stein, an underlying fourteen thousand (14,000) shares of common stock for Mr. Schacter and an underlying two thousand (2,000) shares of common stock for others.  These warrants were issued as added consideration for the notes.  These warrants have been documented using customary terms and include a cashless or net exercise provision for exercise. In addition, on April 9, 2008, we received

$164,000 from the sale of 164,000 shares of our Common Stock in a private placement.   See Footnote 8 – Stockholders’ Equity – Common Stock.

Apogee continues to be an operating entity as we continue to receive royalty revenue from our former product line.

2.                          Summary of Significant Accounting Policies

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements: Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. We had no product revenue during the quarter ended September 30, 2008.  The following policies apply to Apogee’s two major product sales categories for revenue recognition. Sales to end users (“OEM”):  revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer’s representative/freight forwarder. Sales to Distributors:  from time to time, we provided stock rotation rights, price protection and other incentives to our Distributors. As a result of these incentives, Apogee has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date we have experienced minimal warranty returns.

In addition, we record royalty revenue when earned in accordance with the underlying agreements. Consulting and licensing revenue is recognized as services are performed.

In April of 2008, SigmaTel, Inc. agreed to pay Apogee a percentage of the royalties it received from STMicroelectronics NV (“ST”) in exchange for supporting their royalty negotiations with ST. As a result of this agreement, Apogee received approximately $38,000 and $63,000 for the three and nine months ended September 30, 2008.  Subsequently, on November 4, 2008 Apogee was notified that ST and Freescale (formerly SigmaTel, Inc.) had agreed to a reduction in the royalties.    We expect no future payments under this arrangement.  See Footnote 13 – Subsequent Events – Royalty Payments from STMicroelectronics NV.

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

Legal Fees

We record legal costs (such as fees and expenses of external lawyers and other service providers) when incurred or when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated if invoices have not been received.  Significantly higher legal fees were incurred during the quarters ended June 30, 2008 and September 30, 2008, compared to prior periods, in connection with the ongoing SEC investigation and our indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors.

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

Inventories purchase commitment losses

Apogee accrues for estimated losses on non-cancelable purchase orders, which may occur if the future sales price declines below the committed purchase price.  There are no outstanding significant purchase commitments of product inventory, and therefore, no provision for estimated losses on non-cancellable purchase orders was required at September 30, 2008.

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

Exclusive License Fee

We capitalized license fees paid to third parties for costs associated with the exclusive rights to their patents.  We were amortizing these fees over a period of four years.  During the quarter ended June 30, 2008, Apogee elected to terminate our 2006 license agreement with the University of Akron Research Foundation and expensed the remaining license fees as well as expensing an additional $30,000, which represented the minimum royalty due under this terminated license agreement.

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

Effective January 1, 2006, we adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, stock compensation costs recognized beginning January 1, 2006 include (a) compensation cost for all stock-based compensation payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R), and (b) compensation cost for all stock-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  Due to the adoption of SFAS 123(R), included in our net loss for the three and nine months ended September 30, 2008, were stock-based compensation charges of approximately $14,000 and $47,000, respectively.  This compares to approximately $24,000 and $78,000 for the same periods in 2007.

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

We estimate the expected life of the option and determine a risk-free rate based on U.S. Treasury issues with remaining terms similar to the expected life of the option.  We have never paid cash dividends and do not currently intend to pay cash dividends.  Additionally, we have estimated an expected term of 7.5 years, expected volatility of approximately 100% and risk free interest rate of 3.415% as of September 30, 2008.

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

Apogee’s stock compensation activity with respect to the nine months ended September 30, 2008 is summarized below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,938,100	$4.5548
Granted	—
Exercised	—
Cancelled or expired	—
Outstanding at September 30, 2008	2,938,100	$4.5548	5.4370	$5,100

Vested at September 30, 2008	2,578,000	$5.0677	4.7792	$750

Exercisable at September 30, 2008	2,578,000	$5.0677	4.7792	$750

The following table summarizes information about options outstanding as of September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Term	Price	Exercisable	Price

$0.25 — 1.69	1,178,900	7.4256	$1.0012	679,800	$1.0630
$2.71 — 6.59	1,299,200	3.5118	$5.4017	1,299,200	$5.4017
$8.45 — 12.15	599,000	5.5655	$8.8883	599,000	$8.8883

Total at September 30, 2008	3,077,100	5.4051	$4.3945	2,578,000	$5.0677

During the nine months ended September 30, 2008, Apogee granted options to purchase 160,000 shares of its common stock at a weighted average fair market value of $0.7405.  In addition, during the nine months ended September 30, 2008, options to purchase 104,900 shares of Apogee common stock vested.  The weighted average exercise price of these options was $1.0442. No options were exercised during the nine months ended September 30, 2008.   During the nine months ended September 30, 2007, Apogee granted options to purchase 110,000 shares of its common stock at a weighted average fair market value of $0.7470.  During the nine months ended September 30, 2007, options to purchase 114,000 shares of Apogee common stock expired.  No options were exercised during the nine months ended September 30, 2007.  During the nine months ended September 30, 2007, options to purchase 89,100 shares of Apogee common stock vested.  The weighted average fair value of these options was $0.8494 Total stock-based compensation expense for the three and nine months ended September 30, 2008, was approximately $14,000 and $47,000, respectively, compared to approximately $24,000 and $78,000, respectively, for the three and nine months ended September 30, 2007.

Recent Accounting Pronouncements

Management does not believe there are any recently issued but not yet effective accounting pronouncements that will have a material effect on our financial statements and results of operation.

3.                                                   Accounts Receivable

Accounts Receivable at September 30, 2008 and December 31, 2007 are comprised of the following:

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Distributor	$—	$1,650
Direct customers	9,377	19,456
	$9,377	$21,106

Less allowance for doubtful accounts	$(9,377)	(10,570)

Net accounts receivable	$—	$10,536

4.                                                   Property and Equipment

Property and equipment at September 30, 2008 and December 31, 2007 are comprised of the following:

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Equipment	$189,780	$181,459
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	92,892

	$337,662	$329,341

Less accumulated depreciation	(206,282)	(145,896)

	$131,380	$183,445

Depreciation expense was $12,487 and $37,165 for the three and nine months ended September 30, 2008, respectively, compared to $9,911 and $28,398 for the three and nine months ended September 30, 2007, respectively.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

5.                                                   Asset Impairment

We recorded an Intangible Asset impairment charge of $40,000 at December 31, 2007 to reflect lower than anticipated revenues from our MEMS sensor product line.  This charge is based on estimates by management and was recorded against $100,000 of intangible assets associated with MEMS intellectual property acquired in 2004.  No additional charges were recorded for the nine months ended September 30, 2008.

6.                                                   Accrued Expenses

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Accrued audit expenses	$63,000	$63,000
Accrued legal expenses	5,000	7,000
Accrued consulting expenses	37,000
Other accrued expenses	50,000	19,000

	$155,000	$89,000

7.                                                   Promissory Notes, Loans and Warrants

During the nine months ended September 30, 2008, Apogee received proceeds from unsecured interest-bearing promissory notes in the amounts of $510,000 from Mr. Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors, $620,000 from Mr. David Spiegel, a major shareholder, $140,000 from Mr. Robert Schacter et al and $20,000 from others.  These promissory notes are payable upon demand, not  subject to any premium or penalty for prepayment, bear simple interest of 8% per annum, and are to be repaid in 180 days.  An additional 4% interest will be charged on any notes exceeding 180 days.  As of September 30, 2008, $850,000 is in default and accruing post-maturity interest.  The promissory notes issued to Messrs. Stein and Spiegel on December 11, 2007 for an aggregate of $400,000 began incurring a post-maturity rate of interest on March 11, 2008 as a result of non-payment at the maturity date. These promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 90 days.  Promissory notes issued to Messrs. Stein and Spiegel on February 21, 2008, March 20, 2008 and April 1, 2008 for an aggregate of $450,000 began incurring a post-maturity rate of interest on August 20, 2008, September 17, 2008 and September 29, 2008, respectively, as a result of non-payment at the maturity date.   In addition, as of September 30, 2008, total unpaid interest of approximately $64,000 is due, consisting of $33,000 to Mr. Stein, $29,000 to Mr. Spiegel and $2,000 to others.

Associated with the promissory notes are warrants.  Each warrant is a three (3)-year warrant with an exercise price of $1.00, and the warrants represent, in the aggregate, an underlying sixty-two thousand (62,000) shares of common stock for Mr. Spiegel, an underlying fifty-one thousand (51,000) shares of common stock for Mr. Stein, an underlying fourteen thousand (14,000) shares of common stock for Mr. Schacter et al and an underlying ten thousand (2,000) each shares of common stock for others.  These warrants were issued as added consideration for the notes.  These warrants have been documented using customary terms and include a cashless or net exercise provision for exercise. The values of these warrants were determined by using the Black Scholes valuation model.  The following tables detail the warrants issued and assumptions used.

David Spiegel

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Warrants	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	10,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	$3,867.00
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	$2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	$2,518.00
June 16, 2008	6,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	$2,310.75
June 18, 2008	5,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	$1,698.50
July 15, 2008	5,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	$2,714.50
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.54508%	$0.4481	$2,240.60
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	$1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	$1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	$1,891.40
Total	62,000							$26,665.40

Herbert M. Stein

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Warrants	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	5,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	$1,933.50
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	$2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	$2,518.00
June 16, 2008	3,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	$1,244.25
June 18, 2008	4,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	$1,358.80
July 15, 2008	3,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	$1,628.70
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.545 08%	$0.4481	$2,240.60
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	$1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	$1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	$1,891.40
Total	51,000							$22,239.90

The promissory notes issued to Messrs. Stein and Spiegel on December 11, 2007, February 21, 2008, March 20, 2008 and April 1, 2008 for an aggregate of $850,000 are incurring a post-maturity rate of interest 12%.  The promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 90 days for the December 11, 2007 and 180 days for the remaining promissory notes.  The effective interest rate is approximately 17%.

Through September 30, 2008, Apogee has received total proceeds from loans and promissory notes of $760,000, $770,000 and $160,000 from Mr. Stein and Mr. Spiegel and others, respectively.

The following tables represent the net payable due as of September 30, 2008:

	Herbert M. Stein	David Spiegel	Total

Total proceeds from Loans and Promissory Notes	$760,000	$770,000	$1,530,000

Discount (Fair Market Value of Warrants)	(7,665)	(9,312)	(16,977)
	$752,336	$760,688	$1,513,023

As of September 30, 2008 unpaid interest of $33,304 and $29,350 is due to Mr. Stein and Mr. Spiegel, respectively.

Other Warrants

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Warrants	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value
Others
July 28, 2008	2,000	$0.75	3 Years	$1.00	2.90	104.545 08%	$0.4460	$892.00
Robert Schacter et al*
September 5, 2008	14,000	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	$7,565.60

* 10,000 Warrants issued in the name of TYJO Corporation Money Purchase Pension Plan, 2,000 Warrants issued in the name of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and 2,000 Warrants issued in the name of Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA Warrants issued to Mr. Robert Schacter.

The following table represents the net payable due as of September 30, 2008.

	Robert Schacter et al	Others	Total

Total proceeds from Loans and Promissory Notes	$140,000	$20,000	$160,000

Discount (Fair Market Value of Warrants)	(6,515)	(574)	(7,089)
	$134,485	$19,426	$152,911

As of September 30, 2008 unpaid interest of $809 and $289 is due Mr. Robert Schacter and others, respectively.

8.                                                 Stockholders’ Equity

Preferred Stock

At our Annual Meeting held on August 28, 2007, our shareholders approved an Amendment to the Amended and Restated Certificate of Incorporation authorizing five million shares of undesignated preferred stock.  These shares will have future rights and preferences to be determined at the sole discretion of our Board of Directors.

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

Stock Options

During the three months ended September 30, 2008, we awarded each of our outside directors’ options to purchase 40,000 shares, at an exercise price of $1.00 per share. During the three months ended September 30, 2007, we awarded certain of our employees’ options to purchase 26,000 shares, in the aggregate, at an exercise price of $0.74 per share.   These options were granted under the 2007 Plan. The options granted to these employees vest over five years beginning at the first anniversary of the date of grant.

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

We have incurred approximately $648,000 toward this indemnification through September 30, 2008. Although we are assuming legal costs and expenses of Herbert M. Stein, we do not believe that it is probable that a Company asset will be impaired or a liability will be incurred as a result of the outcome of the legal matter and, as such, the amount of potential loss cannot be reasonably estimated.

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

In July 2008, Apogee, it’s Chief Executive Officer and other employees received notifications from the Staff of the SEC relating to the Staff’s 2005 investigation. These notifications, known as “Wells Notices,” stated that the Staff is considering recommending that the Commission bring enforcement actions against the Company and certain employees, based on alleged violations of certain provisions of the federal securities laws, including Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Wells Notice sent to the Company indicates that in any action actually brought against the Company, the Staff would seek an injunction against future violations of the federal securities laws as relief.  We continue to coordinate with the Staff with respect to their investigation, and seek to comply with requests as they arise.

We do not believe that it is probable that a Company asset will be impaired or a liability will be incurred as a result of the outcome of the legal matters and, as such, the amount of potential loss cannot be reasonably estimated. We have agreed to indemnify certain employees, directors and a former employee in connection with the SEC investigation. As of September 30, 2008, we have incurred approximately $517,000 in legal expenses to indemnify these individuals in association with this matter. During the three and nine months ended September 30, 2008, we recorded approximately $118,000 and $507,000, respectively, toward this indemnification and we could incur significantly larger costs before this matter is resolved.   These costs are not being reimbursed under our Directors and Officers Insurance Policy.

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

13.                                            Subsequent Events

Additional Financings

On October 27, 2008, we issued unsecured interest-bearing promissory notes, in the aggregate, for $166,000 for funds received in October 2008.  We received $35,000 from Mr. Spiegel, $25,000 from Mr. Stein, $100,000 from Mr. Robert Schacter and $6,000 from others.  On October 27, 2008, in connection with the promissory notes, we issued warrants to these individuals.  One warrant representing three-thousand five hundred shares of Apogee common stock was issued to Mr. Spiegel, one warrant representing two-thousand five hundred shares of Apogee common stock was issued to Mr. Stein, one warrant representing twenty-five thousand shares of Apogee Common stock was issued to Mr. Schacter and two warrants each representing three hundred shares of Apogee common stock was issued to others.  All warrants issued at an exercise price of $1.00 and were issued as added consideration for the additional $166,000.

STMicroelectronics NV Royalty Payments

On November 4, 2008 Apogee was notified by STMicroelectronics NV that they had reached an agreement with Freescale (formerly SigmaTel, Inc.) reducing the quarterly royalties due Freescale.  The original agreement was a result of the transaction with SigmaTel, Inc. (“SigmaTel”) whereby we sold certain assets of our audio division, including the DDX technology and the associated royalties from our license agreement with ST, for approximately $9.78 million.  Upon acceptance by Freescale of the lower royalty payments, the arrangement agreed to between Freescale and Apogee in April 2008 was cancelled.  We expect no future payments under this arrangement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three-and nine-month periods ended September 30, 2008 and September 30, 2007, should be read in conjunction with the Company’s Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled ITEM 1A – RISK FACTORS as well as other factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

OVERVIEW

We are developing proprietary intradermal drug delivery systems for vaccines and other pharmaceuticals that we intend to market to pharmaceutical and medical device companies. We are also engaged in the development of proprietary sensor, based health monitoring systems for the elderly care and other markets that we intend to manufacture and market to individuals and health organizations.  Our two major business activities are organized under the Life Science Group and the Health Monitoring Group.  Our Life Science Group is developing PyraDerm™, an advanced intradermal drug delivery system to meet the needs of patients, health insurers and companies developing pharmaceuticals, as well as governments and international health organizations. We believe PyraDerm™, has advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and other pharmaceuticals. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and are in the process of in vivo testing with two leading research organizations to evaluate the advantages of PyraDerm in the delivery of Hepatitis B and the Pandemic Influenza vaccine antigens. We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support PyraDerm’s potential commercialization. If in vitro and in vivo evaluation of PyraDerm is successful, we intend to pursue licensing/development or partnership agreements with pharmaceutical companies interested in this technology.   In August 2007, we announced an expansion of our sensor business to include the development of IntellaPAL™, an innovative sensor-based monitoring system designed to improve the security, independence and quality of life for the elderly and their families. IntellaPAL will utilize a wireless sensor module and advanced software processing to continuously measure a range of health characteristics and automatically notify responders when specified conditions are detected. In addition, the system will provide monitored data online so that approved caregivers will be able to assist in the early identification of certain health characteristics.  We have developed a family of proprietary Micro-Electromechanical Systems (“MEMS”)-based pressure sensor designs and are now evaluating various commercialization options.  There is a possibility this product line will be discontinued if the results determine commercialization is not economically viable or if we do not raise additional capital.   We had no material revenues for the three and nine months ended September 30, 2008.

During the three and nine months ended September 30, 2008, virtually all of our revenue was derived from the sale of the remaining DDX audio IC inventory and of royalty revenue.  In April of 2008, SigmaTel, Inc. agreed to pay Apogee a percentage of the royalties it received from STMicroelectronics NV (“ST”) in exchange for supporting their royalty negotiations with ST. As a result of this agreement, Apogee received approximately $38,000 and $63,000 for the three and nine months ended September 30, 2008.  On November 4, 2008 Apogee was notified that ST and Freescale (formerly SigmaTel, Inc.) had agreed to a reduction in the royalties, thus cancelling the arrangement from April 2008.  We expect no future payments under this arrangement.  See Footnote 13 – Subsequent Events – Royalty Payments from STMicroelectronics NV.

We expect that any future revenue will initially be in the form of potential licensing and development revenues resulting from the grant of rights to our intellectual property. In order to support our operations we need to secure additional funding in 2008. Subject to receipt of sufficient funding, we plan to add a network of direct sales staff, independent sales representatives and distributors to support our medical and sensor products.  We currently plan to outsource the manufacturing, assembly and certain testing of our medical, health monitoring and sensor products.

At September 30, 2008, we had an accumulated deficit of approximately $21.9 million, as compared to a deficit of $18.9 million as of December 31, 2007.  Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop new medical and sensor products.

As of September 30, 2008, we had 13 employees, compared to 14 employees at September 30, 2007.  Effective as of June 9, 2008, 9 employees transitioned to part-time status in an effort to reduce human resource costs.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three- and nine-month periods ended September 30, 2008 and 2007 have been derived from our unaudited financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2008	2007	2008	2007

Statement of Operations Data:
Revenue	$37,893	$13,601	$85,450	$132,268
Costs and expenses	(753,954)	(793,933)	(3,022,238)	(2,456,724)
Other Income (expenses)	(55,054)	67,825	(94,350)	123,760
Net Loss	$(771,115)	$(712,507)	$(3,031,138)	$(2,200,696)

Shares Outstanding	12,132,332	12,033,332	12,132,332	12,033,332

Total Assets	$518,896	$1,372,370	$518,896	$1,372,370
Stockholders’ equity (deficiency)	$(3,023,556)	$773,673	$(3,023,556)	$773,673
Loss per share (basic and fully diluted)	$(0.06)	$(0.06)	$(0.25)	$(0.18)

RESULTS OF OPERATIONS OF THE COMPANY

Revenue

We have traditionally derived our revenue from three sources:

•                                    product sales, which formerly consisted of merchandise sales of our former DDX products made either directly to original equipment manufacturers or through point of sale (“POS”) by distributors.  During the nine months ended September 30, 2008, we had product revenues of $21,951, and all remaining merchandise was sold in January 2008.  All shipments related to the January 2008 sales were fulfilled from our contracted warehouse in Hong Kong or from our Norwood, Massachusetts office and were reported net of returns;

•                                    royalty revenue, formerly consisted of royalties paid by STMicroelectronics under a license agreement, for which we retain limited rights following the SigmaTel transaction;   See Footnote 13 – Subsequent Events – STMicroelectronics NV Royalty Payments, and

•                                    consulting income related to contractual services or development activities for third parties. We may, in the future, receive royalties under our remaining audio licensing agreements and from potential new licensing agreements contemplated under our two new business groups. See Footnote 2 to our consolidated financial statements.  We anticipate that any future revenue streams will come from our life science, health monitoring and sensor businesses, generally in the form of strategic alliances or arrangements with development or marketing partners, direct product sales and distribution arrangements, as well as, from licensing and development-related revenues resulting from the grant of rights to our intellectual property.  We envision the future of our medical devices as (i) licensing or selling our technologies to pharmaceutical or medical device companies; (ii) establishing partnerships with pharmaceutical and medical device companies to commercialize our products; and (iii) developing, producing and marketing our own products.  In order to develop and market any products, we will need to secure additional funding.

We recognized revenue for the three months ended September 30, 2008 of approximately $38,000, an increase of approximately $24,000 or 179%, from approximately $14,000 for the three months ended September 30, 2007.  For the nine months ended September 30, 2008 revenue decreased approximately $47,000 or 35% to approximately $85,000 from approximately $132,000 for the nine months ended September 30, 2007.  On January 15, 2008, we sold the remaining DDX inventory held in our Norwood office to one of our customers, and on January 24, 2008, we sold the remaining DDX inventory housed in Hong Kong to one of our former DDX distributors.  Total proceeds received from the disposition of the DDX inventory were $17,000.  In addition, we may share in proceeds from the sale of this inventory by our former distributor if sales exceed certain limits.

See Footnote 13 – Subsequent Events – Royalty Payments from STMicroelectronics NV, for details related to discontinuance of future royalty payments to Apogee.

We anticipate that we will not generate any material future revenue until such time, if ever, when we are able to generate revenue from our life science, health monitoring and/or sensor products.

Cost of Revenue

Substantially all of the product revenue recorded in the three and nine months ended September 30, 2008 was from products related to our former audio IC business and had previously been fully reserved at 100%.  All of the revenue recorded for the three months ended September 30, 2008 was for royalties received as a result of the above-referenced arrangement with SigmaTel.  Therefore, we did not record any cost of revenue for the three months ended September 30, 2008.  For the nine months ended September 30, 2008, we recorded cost of revenue associated with the sale of sensor products of $696.  Cost of revenue for the nine months ended September 30, 2007 associated with the sale of sensor products was $1,427.

Operating Expenses

Research and Development Costs

Our research and development, or R&D, expenses consist primarily of salaries, development material costs, and external consulting and service costs related to the development and design of new products. Research and development expenses decreased by approximately $5,000 or , or 2%, to approximately $300,000 for the three months ended September 30, 2008, compared to approximately $305,000 for the three months ended September 30, 2007. During the nine months ended September 30, 2008, R&D expenses increased by approximately $156,000, or 17%, to approximately $1.08 million, compared to approximately $924,000 for the nine months ended September 30, 2007.

The decrease in the three month comparison was the result of a reduction in the purchase of supplies and consumables for the medical laboratory as well as decreases in computer software, utilization of third-party consultants and travel, partially offset by increases in human resources and amortization expenses. Expenses primarily to support our laboratory decreased by approximately $10,000, or 71% and $3,000, or 8%, to approximately $4,000 and $43,000 for the three months and nine months ended September 30, 2008, compared to approximately $14,000 and $46,000 for the same periods in 2007. This decrease was the result of our having previously supplied materials etc. toward the initial development and related testing requirements in our medical laboratory to support our research collaboration with St. Jude Children’s Research Hospital and the completion of our agreement with Vaccine and Infectious Disease Organization (VIDO).  In addition, this reduction is a direct result of our efforts to limit purchases until additional funding is secured.  During the nine months ended September 30, 2008, the cost of utilization of third-party consultants increased by approximately $30,000, or 22%, to approximately $165,000, compared to approximately $135,000 for the nine months ended September 30, 2007.  This increase was directly related to our continued in vivo testing efforts in our Life Science Group; as well as, the development of our first generation health monitoring products in our Health Monitoring Group. For the three and nine months ended September 30, 2008, we incurred approximately $8,000 in expense to support in vivo vaccine studies performed by a prominent university compared to approximately $24,000 for the same periods in 2007.  In addition we incurred approximately $26,000 in expense to support our research collaboration with St. Jude Children’s Research Hospital.  No comparable expense was incurred in the nine months ended September 30, 2007.  During the second quarter of 2008, we curtailed further third-party consultant arrangements to support our Health Monitoring Group.  With additional financing we will be in a position to resume development in this area.

For the three and nine months ended September 30, 2008, human resource costs increased by approximately $9,000, or 4%, and $97,000, or 16%, to approximately $227,000 and $722,000, respectively, compared to approximately $218,000 and $625,000 for the same periods in 2007.  For the three and nine months ended September 30, 2008, approximately $13,000 and $43,000, respectively, compared to approximately $14,000 and $43,000 for the same periods in 2007, in human resource expense was the result of our adoption of SFAS 123(R) effective as of January 1, 2006. Effective as of June 9, 2008, human resource expense was reduced by 20% for some R&D employees as a result of transitioning from full time to part time in order to reduce expenses.

Depreciation and amortization expense increased by approximately $1,000, or 8%, and $60,000, or 113%, to approximately $19,000 and $113,000 for the three and nine months ended September 30, 2008, respectively, from approximately $18,000 and $53,000 for the same periods in 2007.  We had been capitalizing license fees paid to third parties for costs associated with the exclusive rights to their patents.  We were amortizing these fees over a period of four years.  During the previous quarter ended June 30, 2008, we elected to terminate our 2006 license agreement with the University of Akron Research Foundation, as we had developed technology in-house and licensed a more compatible technology.  As a result, we expensed the remaining $22,000 of unamortized license fees under this license agreement.  In addition, during the quarter ended June 30, 2008, we expensed an additional $30,000, which represented the minimum royalty due under this terminated license agreement.

For the three months ended September 30, 2008, travel and entertainment expenses decreased by approximately $2,000, or 39%, to approximately $2,000, compared to approximately $4,000 for the same period in 2007.  For the nine months ended September 30, 2008, travel and entertainment increased by approximately $12,000, or 90%, to approximately $25,000, compared to approximately $13,000 for the same period in 2007.  This increase was primarily the result of our expanded effort in seeking strategic alliances for both our medical and health monitoring technologies. If we are able to secure additional financing, we anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Selling, General and Administrative Costs

Selling expenses consist primarily of salaries and related expenses for personnel engaged in the marketing and selling of our products, as well as costs related to trade shows, product literature, travel and other promotional support costs.  General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative, or SG&A, expenses were approximately $454,000 for the three months ended September 30, 2008, compared to approximately $489,000 for the three months ended September 30, 2007.  This represents a decrease of approximately $35,000, or 7%.  SG&A expenses were approximately $1.9 million for the nine months ended September 30, 2008, compared to approximately $1.5 million for the nine months ended September 30, 2007.  This represents an increase of approximately $400,000, or 27%.  The decrease in the three-month year-to-year comparison was the result of a reduction in human resource costs, travel and entertainment and other operating expenses partially offset by an increase in professional fees.  The increase in SG&A for the nine months ended September 30, 2008 was attributable primarily to increased professional fees in connection with the ongoing SEC investigation and our indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors (as described below), partially offset by decreases in annual listing fees as a result of our transitioning of the listing of our common stock from AMEX to OTCBB, human resource costs and other operating expenses.

Human resources costs decreased by approximately $76,000, or 35%, and $139,000, or 21%, to approximately $142,000 and $538,000 for the three and nine months ended September 30, 2008, respectively, compared to approximately $218,000 and $677,000 for the three and nine months ended September 30, 2007. This decrease in three and nine months ended September 30, 2008 was the result of a 20% reduction in SG&A employee salaries effective as of June 9, 2008, as well as reduced stock-based compensation expenses.  For the three and nine months ended September 30, 2008, stock compensation expense decreased by approximately $8,000, or 81%, and $30,500, or 89%, respectively, to $1,800 and $3,700 for the three and nine months ended September 30, 2008, compared to approximately $9,800 and $34,200 for the same periods in 2007.

Professional expenses increased by approximately $75,000, or 45%, and $635,000, or 119%, to approximately $244,000 and $1.16 million for the three and nine months ended September 30, 2008, compared to approximately $169,000 and $532,000 for the three and nine months ended September 30, 2007.  For the three and nine months ended September 30, 2008, legal expenses increased by $105,000, or 109%, and  $654,000, or 190%, to approximately $201,000 and $1 million, respectively, compared to approximately $96,000 and $346,000 for the same periods in 2007.  Legal fees increased primarily as a result of the ongoing SEC investigation, as well as our indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors.

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

In July 2008, Apogee, it’s Chief Executive Officer and other employees received notifications from the Staff of the SEC relating to the Staff’s 2005 investigation. These notifications, known as “Wells Notices,” stated that the Staff is considering recommending that the Commission bring enforcement actions against the Company and certain employees, based on alleged violations of certain provisions of the federal securities laws, including Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Wells Notice sent to the Company indicates that in any action actually brought against the Company, the Staff would seek an injunction against future violations of the federal securities laws as relief.  We continue to coordinate with the Staff with respect to their investigation, and seek to comply with requests as they arise.

We do not believe that it is probable that a Company asset will be impaired or a liability will be incurred as a result of the outcome of the legal matters and, as such, the amount of potential loss cannot be reasonably estimated. We have agreed to indemnify certain employees, directors and a former employee in connection with the SEC investigation. As of September 30, 2008, we have incurred approximately $517,000 in legal expenses to indemnify these individuals in association with this matter.  During the three and nine months ended September 30, 2008, we recorded approximately $118,000 and $507,000, respectively, toward this indemnification and we could incur significantly larger costs before this matter is resolved.  Accounting fees increased by approximately $1,000 and $19,000 to approximately $25,000 and $70,000 for the three and nine months ended September 30, 2008, respectively, compared to approximately $24,000 and $51,000 for the same periods in 2007.  See “Risk Factors—Risks Related to Our Business”.  In addition, legal fees associated with the indemnification costs in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted on August 10, 2005 and pending in Palm Beach Court Circuit Court, Joseph Shamy has sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee, for fraud and breach of fiduciary duty in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  The initial Complaint was dismissed for failing to adequately allege fraud.  In his Amended Complaint, Shamy alleged that in or around October 2003, Mr. Stein, in his capacity as President and Chief Executive Officer of Apogee, provided Mr. Shamy with misleading financial projections for Apogee in the form of a spreadsheet which Shamy attached as Exhibit A to the Amended Complaint.  Mr. Stein has vigorously denied the allegations of the Complaint, including that he prepared or ever saw the spreadsheet at any time before it was attached to the Amended Complaint.  Mr. Stein has moved for summary judgment.  These costs were approximately $14,000 and $89,000 for the three and nine months ended September 30, 2008 compared to approximately $59,000 and $181,000 for the three and nine months ended September 30, 2007. To date, we have incurred $648,000 towards the indemnification of Mr. Stein.  See Footnote 10 to the consolidated financial statements—Indemnification Arrangements with our Executives and Others.  We are not receiving reimbursement under our Director and Officer insurance policy for either the indemnification of Mr. Stein or the ongoing investigation by the SEC, and we expect to continue to incur additional legal expenses related to these matters.

Investor relations expense decreased by approximately $22,000, or 74%, to approximately $8,000 for the three months ended September 30, 2008, compared to approximately $30,000 for the three months ended September 30, 2007.  As part of our cost reduction, we were forced to limit our investor relations expenses during the three months ended September 30, 2008.  For the nine months ended September 30, 2008 investor relations expense increase by approximately $4,000 or 8% to approximately $64,000, compared to approximately $59,000 for the same period in 2007.  This increase in the nine month period ending September 30, 2008 was due to our efforts to increase awareness among the financial and investing community of our scientific and corporate developments.  If additional funding is secured, we will be in a position to resume focusing on increasing awareness of our scientific and corporate developments.  This expense was partially offset by a decrease consulting expenses related to the Sarbanes-Oxley Act of 2002 by approximately $9,000, or 100%, and $46,500, or 99%.  Since we had completed the major implementation phase of our Sarbanes-Oxley testing requirements, we did not incur any Sarbanes-Oxley-related expenses for the three and nine months ended September, 2008, compared to approximately $9,000 and $47,200 for the same periods in 2007.  As a result of the transition of the listing of our common stock from AMEX to the OTCBB, our annual listing fees were reduced by approximately $20,000, or 85%, to approximately $4,000 for the nine months ended September 30, 2008, compared to approximately $24,000 for the nine months ended September 30, 2007.  For the three months ended September 30, 2008, annual fees decreased by approximately $500, or 20%, to approximately $1,900 from approximately $2,400 for the same period in 2007.

Travel and Entertainment costs decreased by approximately $8,800, or 95% and $21,000, or 40% for the three and nine months ended September 30, 2008, respectively, to approximately $500 and $31,000, compared to approximately $9,200 and $52,000 for the same periods in 2007.  Office expenses decreased by approximately $3,000, or 34% and $11,000, or 35%, to approximately $6,000 and $20,000 for the three and nine months ended September 30, 2008, compared to approximately $9,000 and $31,000 for the same periods in 2007.  In addition, we had reductions to various other overhead expenses, including: communication, corporate insurance marketing and maintenance.  Operating expenses are expected to increase over the next few quarters, if our financial position allows, supporting our Health Monitoring and Life Science Groups.

Interest Income (Expense)

Interest income includes income from Apogee’s cash and cash equivalents and from investments and expenses related to its financing activities. During the three and nine months ended September 30, 2008, we generated interest income of approximately $58 and $842 compared to interest income of approximately $14,000 and $70,000 during the same periods in 2007. This decrease in interest income for the three and nine months ended September 30, 2008 was primarily due to reduced cash balances.

Interest expense resulting from the issuance of promissory notes to Mr. Herbert M. Stein, Mr. David Spiegel, Mr. Robert Schacter et al, Mr. David Meyers and Ms. Annette Jaynes was approximately $56,000 and $103,000 for the three and nine months ended September 30, 2008.  No interest expense was incurred for the three and nine months ended September 30, 2007.  During the nine months ended September 30, 2008, we recorded miscellaneous income of approximately $7,000, primarily from as a result of an insurance company refund.  During the three months and nine months ended September 30, 2007, we recorded miscellaneous income of approximately $54,000 consisting of approximately $47,000 as a result of our recognizing an unclaimed deposit customer deposit held for over two years.  Attempts to refund the money to this Asian company failed and subsequently the company was sold.  In addition, approximately $5,600 tax refunds received from Massachusetts and New York tax agencies.

Net Loss

Apogee’s net loss for the three months ended September 30, 2008 was approximately $771,000, or $0.06 per basic and diluted common share, compared to a net loss of approximately $712,500, or $0.06 per basic and diluted common share, for the three months ended September 30, 2007  For the nine months ended September 30 2008, we reported a loss of approximately $3.0 million, or $0.25 per basic and diluted common share, compared to a net loss of approximately $2.2 million, or $0.18 per basic and diluted common share, for the nine months ended September 30, 2007.  This increase in our net loss was primarily the result of increased legal fees as a result of the ongoing SEC investigation, as well as the indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors and increased consulting expenses in our efforts to secure additional funding and increased human resource costs in R&D.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our outstanding unsecured interest-bearing promissory notes (including amounts subsequent to September 30, 2008):

Herbert M. Stein

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest	Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	8.00%
June 18, 2008	40,000	December 15, 2008	8.00%	8.00%
July 15, 2008	30,000	January 11, 2009	8.00%	8.00%
July 28, 2008	50,000	January 24, 2009	8.00%	8.00%
August 12, 2008	35,000	February 8, 2009	8.00%	8.00%
August 27, 2008	35,000	February 23, 3009	8.00%	8.00%
September 5, 2008	35,000	March 4, 2009	8.00%	8.00%
October 27, 2008	25,000	April 25, 2009	8.00%	8.00%
	$785,000

David Spiegel

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest	Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	8.00%
June 18, 2008	50,000	December 15, 2008	8.00%	8.00%
July 15, 2008	50,000	January 11, 2009	8.00%	8.00%
July 28, 2008	50,000	January 24, 2009	8.00%	8.00%
August 12, 2008	35,000	February 8, 2009	8.00%	8.00%
August 27, 2008	35,000	February 23, 3009	8.00%	8.00%
September 5, 2008	35,000	March 4, 2009	8.00%	8.00%
October 27, 2008	35,000	April 25, 2009	8.00%	8.00%
	$805,000

Others

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest	Interest Rate

July 28, 2008	$20,000	January 24, 2009	8.00%	8.00%
October 27, 2008	6,000	April 25, 2009	8.00%	8.00%
	$26,000

Robert Schacter et al

Date of	Name on		Maturity	Initial	Current
Promissory Notes	Promissory Note	Amount	Date	Interest	Interest

September 5, 2008	TYJO Corporation Money Purchase Pension Plan	$100,000	March 4, 2009	8.00%	8.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA	20,000	March 4, 2009	8.00%	8.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA	20,000	March 4, 2009	8.00%	8.00%
October 27, 2008	TYJO Corporation Money Purchase Pension Plan	100,000	April 25, 2009	8.00%	8.00%
		$240,000

As of September 30, 2008 we had a working capital deficit of approximately $3.5 million and a temporary cash overdraft of approximately $4,000.  This compares to approximately $321,000 in cash and cash equivalents as of December 31, 2007. In addition, as of December 31, 2007, we had a working capital deficit of approximately $728,000.  During the three and nine months ended September 30, 2008, we received proceeds from loans and unsecured interest-bearing promissory notes totaling $205,000 and $620,000, respectively, from David Spiegel, a major shareholder, and $185,000 and $510,000, respectively, from Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors.  In addition, for the three and nine months ended September 30, 2008, we received proceeds from loans and unsecured interest-bearing promissory notes totaling $140,000 from Mr. Robert Schacter et al and $20,000 from others.  These promissory notes are payable upon demand and were not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, payable monthly in arrears on the outstanding balance.  An additional 4% interest will be charged on any notes exceeding 180 days.  In addition, on April 9, 2008, Apogee sold 164,000 shares of our common stock to accredited investors at a price of $1.00 per share.  The aggregate net proceeds to Apogee, after fees and expenses, were $152,519, which we will use for general working capital and corporate purposes.  The shares of Apogee’s common stock were issued and sold in a private placement in reliance on an exemption from registration provided by Section 4(2) of Securities Act of 133, as amended, and Rule 506 of Regulation D promulgated thereunder.  The shares of the common stock issued in this private placement have not been registered under the Securities Act of 1933 and may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements.  As of September 30, 2007, we had working capital of approximately $259,000.

Net cash used in operating activities for the nine-month period ended September 30, 2008 decreased to approximately $1.7 million compared to approximately $2.1 million in the nine-month period ended September 30, 2007. As of March 31, 2008, we sold the remaining DDX inventory for a total of $17,000 and offset the remaining reserves for slow moving, excess and obsolete inventory.  As of September 30, 2008, our net accounts receivable were approximately $10,000 with an offset allowance of approximately $10,000.  As of September 30, 2007, our net accounts receivable were approximately $5,000 with a reserve against bad debt of approximately $11,300.

Net cash used in investing activities for the nine months ended September 30, 2008 was approximately $91,000, compared to approximately $133,000 for the nine months ended September 30, 2007.  We purchased additional equipment for our laboratory as well as supported our existing patent applications, all of which related to our Life Science Group.

Net cash provided by financing activities was approximately $1.4 million for the nine months ended September 30, 2008.  This compares to no cash provided by financing activities for the nine months ended September 30, 2007.  During the nine-month period ended September 30, 2008, we received the proceeds from unsecured interest bearing promissory notes totaling

$620,000 from David Spiegel, a major shareholder, $510,000 from Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors, $140,000 from Mr. Robert Schacter and $20,000 from others.  These loans are payable upon demand and are not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, payable monthly in arrears on the outstanding balance.  See Footnote 7 of the consolidated financials statements - Promissory Notes, Loans and Warrants. In addition, on April 9, 2008, Apogee sold 164,000 shares of our common stock to accredited investors at a price of $1.00 per share.  The aggregate gross proceeds to Apogee, before fees and expenses, were $164,000.  We must raise additional capital to continue operations.

Apogee is in the process of attempting to secure sufficient financing to continue operations. In the interim, short-term debt financing provided by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors as well as Mr. Robert Schacter, et a and others, is being utilized to keep product development moving forward.  Due to the early stages of development of our products candidates, we cannot estimate at this time the amounts of cash that will be required to bring our products under development to market.  It is expected that such costs will be funded not only by external financing, but also through partnership activities.  Additionally, cost cutting measures, including salary reduction for non-PyraDerm employees, diminished pace of sensor development, deferral of capital expenditures, and reduced general spending have been instituted until such time as financing is secured.  We do not expect any significant changes in the number of employees until funding has been secured.  Management remains confident that we will raise sufficient capital in the near-term to fund operations for at least the next twelve months.  If, however, we are unable to generate or obtain financing, we may be required to further curtail our operations, including a reduction in the number of employees, or cease conducting business.

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

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin “104”, or SAB “104”, “Revenue Recognition in Financial Statements: Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  We had no product revenue during the quarter ended September 30, 2008.  The following policies apply to Apogee’s two major product sales categories for revenue recognition. Sales to end users, OEM:  revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer’s representative/freight forwarder. Sales to Distributors:  from time to time we provide stock rotation rights, price protection and other incentives to our Distributors. See Footnote 2 of the consolidated financials statements. As a result of these incentives, Apogee has adopted a policy of deferring recognition of revenue until the distributor sells products to its customers based upon receipt of point-of-sale reports from the distributors. We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date, we have experienced minimal warranty returns.

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

Effective January 1, 2006, we adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, stock compensation costs recognized beginning January 1, 2006 include (a) compensation cost for all stock-based compensation payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R), and (b) compensation cost for all stock-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  Due to the adoption of SFAS 123(R), included in our net loss for the three and nine months ended September 30, 2008 were stock-based compensation charges of approximately $14,000 and $47,000, respectively.  This compares to stock-based compensation charges of approximately $24,000 and $78,000 for the three and nine months ended September 30,, 2007.

Legal Fees

We record legal costs (such as fees and expenses of external lawyers and other service providers) when incurred or when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated if invoices have not been received.  Significantly higher legal fees were incurred during the quarters ended June 30, 2008 and September 30, 2008, compared to prior periods, in connection with the ongoing SEC investigation partially offset by a decrease in legal fees associated with our indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors.

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

ITEM 3 – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include: cash, cash equivalents, accounts receivable and accounts payable.  At September 30, 2008 the carrying value of our cash, cash equivalents, accounts receivable and accounts payable approximated fair values given the short maturity of these instruments.

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

In July 2008, Apogee, it’s Chief Executive Officer and other employees received notifications from the Staff of the SEC relating to the Staff’s 2005 investigation. These notifications, known as “Wells Notices,” stated that the Staff is considering recommending that the Commission bring enforcement actions against the Company and certain employees, based on alleged violations of certain provisions of the federal securities laws, including Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Wells Notice sent to the Company indicates that in any action actually brought against the Company, the Staff would seek an injunction against future violations of the federal securities laws as relief.  We continue to cooperate with the Staff with respect to their investigation, and seek to comply with requests as they arise.

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

RISKS RELATED TO OUR BUSINESS

WE REQUIRE ADDITONAL CAPITAL TO CONTINUE OPERATIONS AND HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

As of September 30, 2008, we had no cash, a stockholders’ deficiency of approximately $3.0 million, an accumulated deficit of approximately $21.9 million and a working capital deficit of approximately $3.5 million.  We had a net loss of approximately $771,000 and $3.0 million for the three and nine months ended September 30, 2008. In the fiscal year ended December 31, 2007, we recorded a net loss of approximately $3.2 million.

We have substantial debt and interest obligations and expect to incur additional debt to the extent available, to maintain our operations.  As of November 1, 2008, we had $1,856,000 in promissory notes outstanding to a large shareholder, our President, Chief Executive Officer and Chairman of the Board of Directors, an individual investor and others.  These promissory notes generally bear interest at 8% and are of short duration.  The original December 11, 2007, February 21, 2008, March 20, 2008 and April 1, 2008 promissory notes ($850,000) began incurring a post-maturity rate of interest of 12%, compounded monthly, on March 11, 2008, August 19, 2008, September 16, 2008 and September 28, 2008, respectively, as a result of non-payment at the maturity date.

We have large unpaid balances with professional service providers.  We anticipate significant future legal expenses resulting from our indemnification arrangements with our employees, officers and directors. The ongoing investigation by the SEC and the indemnification of Mr. Stein in connection with the Joseph Shamy vs. Herbert M. Stein, case No.:50 2005 CA 007719 XXXXMB,  matter have resulted insubstantial unplanned expenses that we are required to absorb and these expenses are expected to continue.  Presently, none of the items for which we have an indemnification responsibility are receiving reimbursement from the insurance carrier of our Director and Officer insurance policy.  We need to obtain financing or generate revenue to continue operations.  See Footnote 10 of the consolidated financials statements – Indemnification Arrangements with our Executives and Others.

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

IF OUR ATTEMPTS TO SECURE ADDITIONAL FINANCING ARE NOT SUCCESSFUL, WE WILL BE REQUIRED TO CEASE OR CURTAIL OUR OPERATIONS, OR OBTAIN FUNDS ON UNFAVORABLE

TERMS.  THESE FACTORS CREATE A SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our available resources will not be sufficient, without additional sources of financing, to continue our business and we expect to incur operating losses for the foreseeable future.  Consequently, in order to maintain our operations, which we have already curtailed substantially, we will need to access additional equity or debt capital.  Securing financing is proving even more difficult than anticipated in light of the current global economic crisis and the turmoil impacting global financial markets. These factors create a substantial doubt about our ability to continue as a going concern.  In light of our negative stockholders’ equity, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all, to continue our operations and, to the extent available, to fund the development of our business. In any of such events, the continuation of our operations would be materially and adversely affected and we may have to cease conducting business.

Apogee is in the process of attempting to secure sufficient financing to continue operations.  In the interim, short-term debt financing provided by two of the Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors, and our employees is being use to continue our operations and, to the extent available, continue product development efforts.  Additionally, cost cutting measures, including salary reduction for non-PyraDerm employees, diminished pace of sensor development, deferral of capital expenditures, and reduced general spending have been instituted until such time as financing is secured.  If we are unable to obtain financing, we may be required to further curtail our operations or cease conducting business.  Given our current level of debt, we do not expect that our stockholders would receive any proceeds if we declare bankruptcy or seek to liquidate the Company.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended September 30, 2008, our unregistered sales of equity securities were reported on Current Reports on Form 8-K.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

The promissory notes issued to Messrs. Stein and Spiegel on December 11, 2007 for an aggregate of $400,000 began incurring a post-maturity rate of interest on March 11, 2008 as a result of non-payment at the maturity date. These promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 90 days.  In addition promissory notes issued to Messrs. Stein and Spiegel on February 21, 2008, March 20, 2008 and April 1, 2008 for an aggregate of $450,000 began incurring a post-maturity rate of interest on August 20, 2008, September 17, 2008 and September 29, 2008, respectively, as a result of non-payment at the maturity date.  These promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 180 days.  The promissory notes now bear interest at 12%, the interest after maturity is payable on demand and is compounded monthly.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

The promissory notes issued to Messrs. Stein and Spiegel on December 11, 2007 for an aggregate of $400,000 began post-maturity rate of interest on March 11, 2008 as a result of non-payment at the maturity date. These promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 90 days.  In addition promissory notes issued to Messrs. Stein and Spiegel on February 21, 2008, March 20, 2008 and April 1, 2008 for an aggregate of $450,000 began incurring a post-maturity rate of interest on August 20, 2008, September 17, 2008 and September 29, 2008, respectively, as a result of non-payment at the maturity date.  These promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 180 days.  The promissory notes now bear interest at 12%, the interest after maturity is payable on demand and is compounded monthly.

ITEM 6 – EXHIBITS

(a)                                  Exhibits:

Exhibit
Number	Description
10.1+	Promissory Note dated as of August 27, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, August 29, 2008.)
10.2+	Promissory Note dated as of August 27, 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, August 29, 2008.)
10.3+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, August 29, 2008.)
10.4+	Promissory Note dated as of September 5, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, September 10, 2008.)
10.5+	Promissory Note dated as of September 5 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, September 10, 2008.)
10.6+

Promissory Note dated as of September 5 2008 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan. (Previously filed on a Current Report on Form 8-K, September 10, 2008.)

10.7+

Promissory Note dated as of September 5, 2008 by and between Apogee Technology, Inc. and Robert Schacter, as Custodian for Tyler Schacter UTMA/CA. (Previously filed on a Current Report on Form 8-K, September 10, 2008.)

10.8+

Promissory Note dated as of September 5, 2008 by and between Apogee Technology, Inc. and Robert Schacter as Custodian for Tyler Schacter UTMA/CA. (Previously filed on a Current Report on Form 8-K, September 10, 2008.)

10.9+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, September 10, 2008.)
10.10+	Promissory Note dated as of October 27, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, October 30, 2008.)
10.11+	Promissory Note dated as of October 27, 2007 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, October 30, 2008.)
10.12+	Promissory Note dated as of October 27, 2008 by and between Apogee Technology, Inc. and Annette Jaynes. (Previously filed on a Current Report on Form 8-K, October 30, 2008.)
10.13+	Promissory Note dated as of October 27, 2008 by and between Apogee Technology, Inc. and David Meyers. (Previously filed on a Current Report on Form 8-K, October 30, 2008.)
10.14+

Promissory Note dated as of October 27, 2008 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan. (Previously filed on a Current Report on Form 8-K, October 30, 2008.)

10.15+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, October 30, 2008.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

+ Previously filed as indicated.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

Date: November 14, 2008	By:	/s/ Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: November 14, 2008	By:	/s/ Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial Officer and Vice President of Finance
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

Exhibit
Number	Description
10.1+	Promissory Note dated as of August 27, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, August 29, 2008.)
10.2+	Promissory Note dated as of August 27,, 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, August 29, 2008.)
10.3+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, August 29, 2008.)
10.4+	Promissory Note dated as of September 5, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, September 10, 2008.)
10.5+	Promissory Note dated as of September 5 2008 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, September 10, 2008.)
10.6+

Promissory Note dated as of September 5 2008 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan. (Previously filed on a Current Report on Form 8-K, September 10, 2008.)

10.7+

Promissory Note dated as of September 5, 2008 by and between Apogee Technology, Inc. and Robert Schacter, as Custodian for Tyler Schacter UTMA/CA. (Previously filed on a Current Report on Form 8-K, September 10, 2008.)

10.8+

Promissory Note dated as of September 5, 2008 by and between Apogee Technology, Inc. and Robert Schacter as Custodian for Tyler Schacter UTMA/CA. (Previously filed on a Current Report on Form 8-K, September 10, 2008.)

10.9+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, September 10, 2008.)
10.10+	Promissory Note dated as of October 27, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, October 30, 2008.)
10.11+	Promissory Note dated as of October 27, 2007 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, October 30, 2008.)
10.12+	Promissory Note dated as of October 27, 2008 by and between Apogee Technology, Inc. and Annette Jaynes. (Previously filed on a Current Report on Form 8-K, October 30, 2008.)
10.13+	Promissory Note dated as of October 27, 2008 by and between Apogee Technology, Inc. and David Meyers. (Previously filed on a Current Report on Form 8-K, October 30, 2008.)
10.14+

Promissory Note dated as of October 27, 2008 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan. (Previously filed on a Current Report on Form 8-K, October 30, 2008.)

10.15+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, October 30, 2008.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

+ Previously filed as indicated.