Form 10-K
period 2008-12-31
APOGEE TECHNOLOGY INC
filed 2009-12-18
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_________________.

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

Indicate by check mark whether the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:    Yes ☐  No ☒

Indicate by check mark whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding twelve months (or such shorter periods that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark if  disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form  10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
( Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenue for the most recent year: $85,450

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2009, based on the last sale (closing) price of the common stock on the Pink Sheets LLC of $1.25 per share on such date, was $15,165,415.

The number of outstanding shares of the registrant’s common stock, $.01 par value per share, as of December 1, 2009 was 12,132,332.

INDEX

		PAGE
PART I
ITEM 1	Description of Business	4
ITEM 1A	Risk Factors	11
ITEM 2	Description of Property	17
ITEM 3	Legal Proceedings	17
ITEM 4	Submission of Matters to a Vote of Security Holders	18

PART II
ITEM 5	Market for Registrants, Common stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
ITEM 6	Selected Consolidated Financial Data	20
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 7A	Quantitive and Qualitative Disclosures About Market Risk	31
ITEM 8	Financial Statements and Supplementary Data	31
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
ITEM 9A(T)	Controls and Procedures	31
ITEM 9B	Other Information	32

PART III
ITEM 10	Directors, Executive Officers, and Corporate Governance	32
ITEM 11	Executive Compensation	37
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	41
ITEM 14	Principal Accounting Fees and Services	42

PART IV
ITEM 15	Exhibits, Financial Statements Schedules	44
	Signatures	46
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets at December 31, 2008 and 2007	F-2
	Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007 and for the period from October 1, 2008 (date of re-entering development stage) through December 31, 2008	F-3
	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008 and 2007 and for the period from October 1, 2008 (date of re-entering development stage) through December 31, 2008	F-4
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007 and for the period from October 1, 2008 (date of re-entering development stage) through December 31, 2008	F-5
	Notes to Consolidated Financial Statements	F-6

Index

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Also, Apogee’s management may make forward-looking statements orally or in writing to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statements. Forward-looking statements might include one or more of the following:

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

Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts or events. They use words such as “anticipate”, “estimate”, “expect”, “project”, “intend”, “opportunity”, “plan”, “potential”, “believe” or words of similar meaning. They may also use words such as “will”, “would”, “should”, “could”, or “may”.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E, as amended, of the Securities Exchange Act of 1934, as amended.  We do not intend to update any of the forward-looking statements after the date of this report to conform such statements to actual results except as required by law. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully consider all available information about Apogee before you make an investment decision. You should review carefully the risks and uncertainties identified in this Annual Report on Form 10-K.

PART I

Item 1.                      DESCRIPTION OF BUSINESS.

Corporate Overview

Apogee Technology, Inc., (“Apogee”, “we”, “us” or “our”) is developing PyraDerm™, a proprietary intradermal drug delivery system for vaccines and other pharmaceuticals that we intend to market to pharmaceutical and medical device companies.  Until March 31, 2009, we were also engaged in the development of IntellaPAL™, a proprietary sensor-based health monitoring systems for the elderly care and other markets that we intended to manufacture and market to individuals and health organizations. Our two major business activities were organized under our Life Science Group and our Health Monitoring Products Group.  Apogee is currently considered to be a development stage company, as defined by Statement of Financial Accounting Standards No. 7.

Our Life Science Group is developing PyraDerm, an advanced intradermal drug delivery system to meet the needs of patients, health insurers, companies developing pharmaceuticals, as well as, governments and international health organizations. PyraDerm is designed to be a low-cost, effective, painless delivery system that can be self administered and easily stored while potentially providing pharmaceutical companies an extended patent position for their current drug formulations. We are evaluating the feasibility of PyraDerm by performing in vitro and in vivo tests with model drugs and vaccines. In 2008, in collaboration with Vaccine and Infectious Disease Organization, or VIDO, we successfully completed in vivo studies investigating the potential of our delivery approach for vaccination using large animals. VIDO is one of the world’s leaders in the research and development of vaccine and immunotherapeutic technologies for both human and animal diseases. The results of these studies indicated the ability of the adjuvanted PyraDerm system to improve the efficiency of immunization and provide a significant dose sparing effect. Technologies that reduce the required vaccine dose would allow faster production of vaccines, which is especially important in case of vaccine shortages during epidemic emergencies, such as pandemic influenza. Based on the results of in vivo studies, on July 3, 2008, Apogee filed a new U.S. patent application relating to its intradermal drug delivery technology. The patent application encompasses formulations and compounds that have the potential to be instrumental in the development of efficient intradermal vaccines. The company believes that the results of in vivo studies validate the feasibility of Apogee’s microneedle delivery technology in an important animal model and provide directions towards creating new generation systems for intradermal vaccine delivery. The patent application is designed to protect formulations and compounds capable of improving both the device production technology and the efficacy of intradermal vaccines. Our expectations are that the new findings will favorably situate the company in the field of intradermal vaccine delivery and strengthen its competitive position. This filing is an important step in building our robust intellectual property position.  In 2008, we also continued our research collaboration with St. Jude Children's Research Hospital. The research group at St. Jude is recognized as a leader in the public health and epidemiology fields and is especially known for its expertise in the area of influenza vaccines. We also intensified our efforts on further development of a manufacturing process and focused on conducting experiments on thermal stability of microneedle formulations as we believe that potential improved shelf-life is one of the critical advantages of our technology. Upon completion of our in vitro and in vivo studies, if successful, we intend to pursue licensing and partnership agreements for multiple product applications with pharmaceutical, and medical device companies, and government and world health organizations  interested in drug delivery systems and technologies.

Index

In 2009, we have closed down the operations of the Health Monitoring Product Group.  Costs associated with this cessation of operations and terminations of related employees were not material.

Subject to additional funding, Apogee’s sole focus will remain on developing and growing the Life Science Group.

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

We discontinued our loudspeaker business in 1994 and utilized our audio experience on the development of the worlds’ first all-digital, high efficiency audio amplifier integrated circuits, or ICs, which we trademarked as Direct Digital Amplification or DDX®. We transitioned our business to take advantage of the patent we received in 1991 for related technology and to pursue the market opportunity created by the industry adoption of digital audio transmission, recording and playback. In 1999, we released our first DDX IC and subsequently released over twenty additional DDX ICs.  In addition to our IC product sales, we also licensed DDX technology to several IC companies, including STMicroelectronics NV, or ST, one of the world’s largest semiconductor companies. In conjunction with ST, our principal licensee, DDX technology became the market standard and over 35 million DDX ICs were sold in between 1999 and 2002 to consumer electronic companies, such as Sony, Sharp, Samsung, LG, Philips, RCA and Zenith. During the growth of this business, we won the Deloitte Technology Fast 50 award in 2003 as the second fastest and in 2004 as the fastest growing technology company in New England.

In May 2004, in order to expand our technology base and to further diversify our product and market opportunities, we acquired a portfolio of Micro Electro Mechanical Systems “(MEMS”) and nanotechnology intellectual property, trade secrets and know-how developed by Standard MEMS, Inc. MEMS are devices produced using high volume IC manufacturing techniques that include both electrical circuits and microscopic mechanical systems. During this time, we also hired employees from the former Standard MEMS, Inc. and established a MEMS Division that we subsequently consolidated into our Norwood headquarters.  Since this acquisition, we have been using this acquired know-how plus additional technologies to develop MEMS and nanotechnology-based drug delivery and sensor products.

On October 5, 2005, we sold our audio IC business, including the DDX technology and the associated royalties from our license agreement with ST, to SigmaTel, Inc., or SigmaTel, for approximately $9.4 million plus a one-year earn-out that subsequently amounted to $383,000. After the sale, we reorganized our remaining MEMS division into two major business groups, the Medical Products Group and the Sensor Products Group. We also closed our sales offices in China, Japan, Taiwan and Hong Kong and terminated our agreements with our independent sales representatives and distributors.

Index

In 2007, the majority of our revenue was derived from the sale of the remaining DDX IC inventory.

In 2008, all our revenue was derived from royalties received as a result of an agreement between Apogee and Freescale (formerly SigmaTel, Inc.) whereby Freescale agreed to pay Apogee a percentage of the royalties it received from ST in exchange for supporting their royalty negotiations with ST, as well as revenue from the sale of the remaining DDX inventory.   Upon acceptance by Freescale of lower royalty payments, the arrangement agreed to between Freescale and Apogee in April 2008 was cancelled.  No further revenue is expected under this arrangement.  We expect future revenue, if any, will initially be the result of licensing and development-related revenues resulting from the grant of rights to our intellectual property.  In order to support our operations, we intend to secure additional funding in 2009.  See Note 19 of the consolidated financial statements beginning on page F-1 of the Annual Report on Form 10-K.

Since October 1, 2008, we have operated as a technology research and development company, and have invested our resources substantially in the development of our Life Science Group and to a limited extent our Health Monitoring Product Group.    In 2009, we closed down the operations of the Health Monitoring Product Group.  Costs associated with this cessation of operations and termination of related employees were not material.

Apogee maintains an Internet site at http://www.apogeebio.com.  The information contained on our Internet site is not incorporated by reference in this report and should not be considered part of this report.  Apogee’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

Life Science Business Overview

Background

The drug delivery market is driven by the needs of patients, health insurers, companies developing pharmaceuticals, as well as governments and international health organizations. Patients desire drug delivery systems that are effective, inexpensive, easy to use, can be self applied, are painless, and do not require any special storage or handling. We believe that health insurers desire similar standards in drug delivery systems as well as reduction of treatment cost.  If such goals are realized, the ancillary benefits could be higher efficacy, as a result of improved patient compliance, and wider self-administration, avoiding the cost and inconvenience of doctor or hospital visits. We believe pharmaceutical companies desire delivery systems that improve efficacy, are safe, reduce side effects and the associated liabilities, and have the potential to extend the patent life of drugs to protect market position.  Similarly, we believe that both government and international health organizations desire low cost drug delivery systems that can be applied without the involvement of health care professionals and can be easily stored and distributed efficiently.

We believe that existing drug delivery technologies of parenteral (i.e. intra muscular, subcutaneous and intra venous injection), oral, nasal, and transdermal administration do not meet all of the needs or stated goals for existing and emerging therapies. For example, protein drugs do not lend themselves to oral delivery because of poor bioavailability. Consequently, these drugs are delivered parenterally by health care professionals resulting in increased costs and reduced patient compliance. Traditional transdermal patches cannot be used to deliver large molecule drugs because they will not penetrate the skin under normal conditions. In order to overcome this problem, drug delivery companies are developing active transdermal systems that use electrical forces (iontophoresis), chemical enhancers and microporation methods, which include: RF energy, lasers, thermal energy and microneedles.

PyraDerm Solution

Our PyraDerm delivery system consists of an array of microneedles incorporating a solid-state formulation that can be utilized to deliver drugs and vaccines into the skin.  We apply micro-fabrication techniques to create our microneedle arrays using biocompatible materials. We have developed unique methodologies to incorporate solid state formulations into our microneedles.  Our formulation is designed to work with various types of drugs and vaccines, improve drug or vaccine shelf-life, and to have a desired release profile, for example, to dissolve rapidly or in a prolonged manner, to meet specific drug delivery requirements.

We believe PyraDerm offers several advantages over competitive transdermal delivery technologies and non-transdermal systems for vaccines, small-dose high-potency protein drugs and other active ingredients. We also believe that our technology has the potential to enhance the delivery rate of certain small-molecule drugs compared to existing passive transdermal systems or patches. When compared with other active transdermal systems that utilize electrical/thermal/RF/laser energy or particle ablation, we believe our system will be lower in cost, safely disposable and will have the potential for self-administration. We believe our system has the potential to reduce or eliminate pain, safer to dispose and decrease the reliance on refrigerated chain supply.  In addition, our system may provide improved efficacy for vaccines.  Compared to oral administration, our approach avoids the digestion system, thereby potentially reducing side effects, and improving the bioavailability for specific drugs.

Index

We are developing novel solid microneedle systems containing formulations capable of releasing biologically active compounds in a controlled manner when applied to the skin. We currently have rights to patents and have filed patent applications concerning polymer formulations for use in targeted applications and related manufacturing processes. We believe that our microneedle technology can offer significant benefits. A summary of our system’s performance in previously conducted in vivo and in vitro studies along with important potential advantages is presented below.

•
In Vivo Performance: We have demonstrated in a relevant large animal model that our microneedle system is capable of delivering formulations of biologically active compounds, such as formulations of vaccine antigens, intradermally. We found that some important vaccine formulations delivered intradermally using our microneedle systems are superior to similar formulations delivered by conventional routes, such as intramuscular route.

•
Stability/Shelf Life: We have demonstrated that our microneedle formulations appear to improve the stability of certain biologically active compounds as compared to liquid formulations. This advantage could provide a longer potential shelf-life without loss of efficacy, while at the same time reducing the cost of storage and reliance on cold chain supply.

•
Controlled Release: We have demonstrated that our formulation technology may be tailored to modulate the release of biologically active compounds. Our systems can be formulated either for almost instantaneous release or, if desired, for sustained release of biologically active compound.

•
Dose Control: We have demonstrated that our proprietary microneedle coating process appears to provide for high efficiency of drug incorporation to minimize losses, or wasted bio-active material, so that a precise dose of drug can be applied reliably.

•
Microneedle Design:  We believe the advantages of our microneedle array designs are that: (i) the components of our microneedles are either excipients of approved formulations or have a history of human use (ii) the dimensions of our micro needles can be precisely manufactured to meet the needs of the optimal delivery depth in the skin, (iii) our design approach utilizes manufacturing methods that can be scaled to high volume production to meet cost goals.

We also believe that the design of our microneedles can provide additional simplifications and benefits to address the needs of patients, pharmaceutical companies, health insurers, government, and world health organizations.

Needs	Design Advantages
Patient
Safety	- Single use - Lower probability of needle sticks - Less chance of accidental overdose
Reduced or no Pain	- Minimal or no pain due to size of microneedles - Patient friendly and easy to use applicator
Ease of Administration	- Easier administration with a possibility of self-administration limits need for doctor and hospital visits

Health Insurers
Treatment Cost of Patient
- Low cost design
- Designed for higher efficacy (vaccines) potentially reducing need for multiple administrations
- Self administration limits cost of doctor/hospital visits
- Painless and easy delivery improves compliance and patient realizes the benefits of enhanced compliance

Index

Government/World Health Organizations
Low Treatment Cost	- Low cost design
Long Term Storage/ Ease of Transport	- Solid-state formulation may provide extended shelf life and minimizes reliance on refrigerated chain supply
Rapidly Deployable	- Easy or self-administration – no health care professionals required
Disposable/No Reuse/Contamination	- Single use for no cross contamination - Easier to dispose - All of the drug is consumed; no disposal abuse

Pharmaceutical Companies
Higher Efficacy	- Targeted intradermal delivery of vaccines may lead to higher immune responses (more effective vaccines), dose sparing, and potentially new vaccines
Improved Safety/Less Side Affects	- No potential for needle reuse and cross contamination - No gastric tract related side affects - Less chance of accidental overdose with the single use design
Extend Patent Life	- New formulation and delivery route may extend drug patent life
Release Control	- Solid-state drug formulation has potential to be customized for rapid or prolonged release
Targeted Delivery	- Delivery to targeted area of skin possible
Platform Design for Wide Use	- Potentially suitable for vaccines, high potency large molecule drugs and active ingredients

Market Opportunities

We believe that the advantages of PyraDerm’s design, targeted intradermal delivery, self-administration and controlled release, may have particular benefits for the delivery of vaccines, small dose high potency protein based therapeutics and non-pharmaceutical ingredients as summarized below.

Vaccines: Today most vaccines are delivered by painful intramuscular injection, even though below the top layer of the skin are cells whose function is to facilitate the body’s protective immune response mechanism. PyraDerm is designed to deliver vaccines to the skin layer rich in such cells thereby potentially increasing efficacy over intramuscular injection. This targeted approach may have the potential to reduce the vaccine dose required for an effective immunization. In addition, new vaccines that currently do not meet efficacy requirements using an intramuscular injection may be viable using PyraDerm thus expanding market opportunities. Because our delivery system is designed for a possibility of self-administration, vaccines can be deployed rapidly to a large population in the event of a flu outbreak or a bioterrorism attack. We believe that the anticipated stability of our solid-state formulation will have benefits for the viability and utility of such vaccines.

The vaccine market is well established and is projected, by a leading research firm, to grow to $18.2 billion.  We believe that emerging vaccines, such as for pandemic flu, cancer and bioterrorism, will be driving most of the vaccine market growth over the next 10 years.  Over 80 million doses of flu vaccine are administered in the United States on an annual basis.

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

Index

There currently are more than 40 marketed peptide/protein based drugs for the treatment of diseases such as diabetes, osteoporosis, hepatitis and cancer.  The total market for these therapies is expected to grow to $90 billion in the foreseeable future.

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

Our Business Strategy

Upon completion of in vitro and in vivo evaluation of PyraDerm, if successful, we intend to pursue licensing/development and partnership agreements with pharmaceutical companies, government and world health organizations. We do not intend to enter clinical trials with PyraDerm due to the significant cost and time associated with the FDA approval process. Under a licensing/development agreement with a pharmaceutical company, we would provide rights to our intellectual property for specific applications in exchange for license fees, milestone payments and/or royalties tied to product sales. Under a partnership agreement, we would jointly invest in the product development and share on some basis the resulting revenues. We may also sell the rights to our technologies for specific applications.

Competition

As presented above, we believe that we are positioned to compete effectively in the drug delivery marketplace. However, our major competitors are substantially larger and have financial resources significantly greater than our own. Companies developing similar drug delivery technologies include; 3M Company, Zosano Pharma, Becton Dickinson and Company and Corium International Incorporated.

Business Operations

Research and Development

During the year ended December 31, 2008, we spent approximately $1.6 million on research and development, or R&D, activities to support our Life Science Group and to a limited extent our Health Monitoring Product Group.  During the year ended December 31, 2007, Apogee spent approximately $1.3 million on R&D.  At December 31, 2008 we recorded a patent impairment charge of approximately $188,000 to reflect a decline in valuation of certain patent applications due to a technology decision we made subsequent to year end.  If we are able to secure additional financing to support our operations and repay our existing indebtness, we anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.  In 2009, we closed down the operations of the Health Monitoring Product Group.

Intellectual Property

Our policy is to protect the technology important to the success of our business by filing U.S. patent applications and, where appropriate, corresponding foreign patent applications.  In 2008, we filed a U.S. patent application encompassing formulations and compounds that can be instrumental in the development of efficient intradermal vaccines. We also continued with an exclusive license agreement with the Georgia Tech Research Corporation , which grants us exclusive rights to a patent application and know-how related to the design and manufacturing of microneedle-based drug delivery systems. Previously, we have filed other patent applications related to our microneedle technology to protect rights for microneedle formulations with improved coating efficiency, methods and systems for precise dose control.   In May 2004, we acquired a portfolio of MEMS intellectual property, trade secrets and know-how developed by Standard MEMS, Inc, which has certain rights and royalty obligations associated with it.  We continue to evaluate this intellectual property to determine what intellectual property could be utilized and if additional patent protection is warranted to support our current business operations.   At December 31, 2008 we recorded a patent impairment charge of approximately $188,000 to reflect a decline in valuation of certain patent applications due to a technology decision we made subsequent to year end.  In addition, at December 31, 2009, we amortized approximately $37,000 of patent application related expenses.

Index

Marketing and Sales

If our products reach commercialization phase, we intend to add business development management to market our technology.

Manufacturing and Quality

We are developing manufacturing methods to produce and to apply drugs in a controlled manner to our micro-needle designs.  We believe these methods are scalable and compatible with the pharmaceutical industry. We have also worked with FDA consultants to help us develop our technologies to meet regulatory requirements.

Environmental Laws and Regulations

We operate a formulation and analytical laboratory at our headquarters in Norwood, MA. This laboratory supports our Life Science Group and, as a result, we use materials, from time to time, that are potentially biologically hazardous. These materials are segregated and handled in accordance with specific procedures that minimize the potential exposure for our employees. Such materials are disposed of in accordance with specific accepted safety procedures. The costs of compliance with these procedures are not significant.

Scientific Advisory Board

Our Scientific Advisory Board is comprised of scientists who provide specific expertise on a consulting basis. The Scientific Advisory Board assists us on issues related to fundamental technologies, product development, potential applications and clinical testing. Its members, and their affiliations and area of expertise, include:

Name	Affiliation	Area of Expertise
Alexander K. Andrianov, Ph. D.	Chairman of the Scientific Advisory Board, Apogee Technology, Inc.	Chemistry and Drug Delivery Formulation
R. Rox Anderson, M.D.	Mass General Hospital Harvard Medical School Massachusetts Institute of Technology	Dermatology
Mark Prausnitz, Ph.D.	Georgia Institute of Technology	Drug Delivery Technologies
Hans Wigzell, M.D., Ph.D., Professor of Hagersten
Royal Swedish Academy of Sciences
Chief Scientific Advisor to the Swedish Government
American Society for Immunology
Finnish Society of Sciences and Letters
Danish Academy of Sciences and Letters
Academia Europea
Immunology

Employees

As of December 31, 2008, Apogee had 4 full-time and 9 part-time employees, including 9 in research and development and 4 in general and administration.  Currently, we have 6 full-time and 2 part-time employees, including 4 in research and development and 4 in general and administration.  None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.  It is our belief that relations with our employees are good.

Executive Officers of the Company

The following table sets forth certain information with respect to the executive officers of Apogee Technology as of December 31, 2008.  All officers serve at the pleasure of the Board of Directors.

Index

Name	Age	Position
Herbert M. Stein	80	President, Chief Executive Officer and Chairman of the Board
Paul J. Murphy	61	Chief Financial Officer and Vice President of Finance
Alexander K. Andrianov, Ph.D.	51	Vice President Research and Development

Mr. Herbert M. Stein has served as Apogee’s Chief Executive Officer since January 2001. Mr. Stein has been a Director of the Company since 1996 and has been Chairman of the Board since January 2000. Mr. Stein was Chief Executive Officer of Organogenesis, Inc from 1987 through 1999 and was Chairman of the Board of Directors of Organogenesis from 1991 through 1999.

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

Item 1A.                    RISKS RELATED TO OUR BUSINESS

WE REQUIRE ADDITONAL CAPITAL TO CONTINUE OPERATIONS AND HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

As of December 31, 2008, we had no cash, a stockholders’ deficiency of approximately $4.0 million, an accumulated deficit of approximately $22.9 million and a working capital deficit of approximately $4.2 million.  We had a net loss of approximately $4.0 million for the fiscal year ended December 31, 2008, compared to a net loss of $3.2 million for the fiscal year ended December 31, 2007.

We have substantial debt and interest obligations and expect to incur additional debt to the extent available, to maintain our operations.  As of December 18, 2009, we had approximately $3,069,000 in promissory notes outstanding to a significant shareholder, our President, Chief Executive Officer and Chairman of the Board of Directors, an individual investor and others.  These promissory notes are payable upon demand, not  subject to any premium or penalty for prepayment, bear simple interest of 8% per annum until maturity.  An additional 4% interest compounded monthly is charged on all post-maturity notes.  We are currently in default on substantially all of the promissory notes.

We have large unpaid balances with professional and other service providers.  We are currently in arrears with loan and interest payments, majority of our vendors, payroll, payroll withholding and payroll taxes. On December 11, 15, 16, and 18, 2009, Apogee received an additional $133,000 from Herbert M. Stein and David Spiegel.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009.

Index

As of March 31, 2009, Apogee’s Directors and Officers Liability Insurance was cancelled due to non-payment and the Company maybe required to pay uninsured losses.  See Note 10 to the consolidated financial statements beginning on page F-1 of the Annual Report on Form 10-K.

On October 28, 2009, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission, which states the staff’s intent to recommend that the Commission institute a public administrative proceeding against the Company, alleging that it violated Section 13(a) of the Securities Exchange Act of 1934.  In connection with the contemplated proceedings, the staff may seek a suspension or revocation of each class of the Company’s registered securities. Also, the staff may consider whether contempt proceedings in a federal district court are appropriate.  The Company submitted a response to this letter on November 16, 2009.  Should suspension or revocation of registration of our stock occur, the Company’s ability to raise additional funding may be severely impacted.

Even if we are able to secure additional financing to support our operations and repay our existing indebtness, our ability to generate future revenue and achieve profitability depends on a number of factors, many of which are described throughout this risk factor section, including our ability to develop and generate revenues from the sales of our medical device products, which are at a very early stage of development.  We cannot assure when, if ever, we will generate meaningful revenues from the sales of these products under development.  If we are unable to generate revenue or obtain financing, our share price will likely decline and we may be forced to liquidate.

IF OUR ATTEMPTS TO SECURE ADDITIONAL FINANCING ARE NOT SUCCESSFUL, WE WILL BE REQUIRED TO CEASE OR CURTAIL OUR OPERATIONS, OR OBTAIN FUNDS ON UNFAVORABLE TERMS.  THESE FACTORS CREATE A SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our available resources are already not sufficient, without additional sources of financing, to continue our business, and we expect to incur operating losses for the foreseeable future.  Consequently, in order to maintain our operations, which we have already curtailed substantially, we will need to access additional equity or debt capital.  Securing financing is proving even more difficult than anticipated in light of the current global economic crisis and the turmoil impacting global financial markets.  These factors create a substantial doubt about our ability to continue as a going concern.  In light of our negative stockholders’ equity, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all, to continue our operations and, to the extent available, to fund the development of our business. In any of such events, the continuation of our operations would be materially and adversely affected and we may have to cease conducting business.

As noted above, Apogee is in the process of attempting to secure sufficient financing to continue operations.  In the interim, short-term debt financing provided by Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors, and two other employees are being used to continue our operations and, to the extent possible, continue product development efforts.  Additionally, cost cutting measures, including salary reduction for non-PyraDerm employees, diminished pace of sensor development, deferral of capital expenditures, non-payment of professional and other services providers and reduced general spending have been instituted until such time as financing is secured, if ever.  If we are unable to obtain financing, we may be required to further curtail our operations or cease conducting business.  Given our current level of debt, we do not expect that our stockholders would receive any proceeds if we declare bankruptcy or seek to liquidate the Company.  In 2009, Apogee closed down operations of the Health Monitoring Product Group.  Costs associated with this cessation of operations as well as the termination of employees associated with this Group were not material.

FAILURE TO COMPLY WITH LAWS AND GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR ABILITY TO OPERATE OUR BUSINESS.

Some of our activities are regulated by federal and state statutes and government agencies. The expected manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, maybe subject to regulation by one or more federal agencies, including the US Food and Drug Administration, or the FDA, the Drug Enforcement Agency, which we refer to as the, DEA, the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration, and the Environmental Protection Agency, or the EPA, as well as by foreign governments and their in country agencies where we distribute some of our products.

Noncompliance with applicable FDA policies or requirements could subject us to enforcement actions, such as suspensions of manufacturing or distribution, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals, if previously received. Similar civil or criminal penalties could be imposed by other government agencies, such as the DEA, the EPA or various agencies of states and localities.  These enforcement actions, if they were to occur, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Index

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

In order to potentially commercialize our drug delivery technologies, we intend to pursue licensing, development and partnership agreements with pharmaceutical and medical device companies, as the cost to develop and obtain regulatory approval for drug delivery products is high.  If we are unable to complete agreements with potential partners or we are unable to raise sufficient funds to commercialize our products, ourselves we may not be able to receive a return on our investment in our drug delivery technologies.

IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

We may not be successful in recruiting and retaining executive officers and other key management and technical personnel. The competition for employees with the necessary high level of technical expertise to design, market and sell our products is intense, particularly in eastern Massachusetts.  As a result of the October 2005 sale of certain assets to SigmaTel, we will need to hire, if funds permit in the future, a number of additional technical personnel if we are to sustain the development of new products and our ability to sell those products.  Because competition for highly skilled technical personnel is so intense, companies in Apogee’s industry are subject from time to time to complaints brought by competitors alleging interference with contractual relations or wrongful hiring of employees.  Such lawsuits may be costly, may divert management attention and resources from the operation of our business, and may therefore adversely affect our financial condition and results of operations.  In addition, the loss of the management and technical expertise of our senior management could seriously harm us.  Our employees may also be recruited away from us by our competitors. We do not have in place employment contracts for members of our senior management, including the Chief Financial Officer and our Vice President of Research and Development.

WE DO NOT HAVE MANUFACTURING CAPABILITIES, AND AS A RESULT, WE WILL RELY ON OUTSIDE MANUFACTURERS TO PRODUCE OUR PRODUCTS.

We have no manufacturing capabilities to produce our potential products. Accordingly, we utilize outside manufacturers, assembly and in some cases test companies to produce and qualify our potential products.  There are significant risks associated with our reliance on these manufacturers that can adversely affect our business, operating results and financial condition.  These risks include:

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

Index

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

WE MAY NOT BE ABLE TO OBTAIN FDA OR FOREIGN REGULATORY APPROVAL FOR OUR PRODUCTS IN A TIMELY MANNER, OR AT ALL, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO SELL AND MARKET OUR MEDICAL DEVICE PRODUCTS.

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

OUR ABILITY TO GENERATE REVENUE WILL BE HARMED IF WE ARE UNABLE TO MARKET OUR PRODUCTS.

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

COMPETITION IN THE MEDICAL DEVICE INDUSTRY COULD PREVENT US FROM ACHIEVING PROFITABILITY.

The medical device industry is highly competitive, and we expect the intensity of the competition to increase. Our competitors have greater financial, technical, research, marketing, sales, distribution, service and other resources than we do.  Moreover, our competitors may offer broader product lines and have greater name recognition than we do, and may offer discounts as a competitive tactic, forcing intense pricing pressure on our potential products.  In addition, several development-stage companies are currently creating or developing technologies and products that compete with or are being designed to compete with our technologies and products.  Our competitors may develop or market technologies or products that are more effective or more commercially attractive than our current products candidates or future products, or that may render our technologies or products less competitive or obsolete.  Accordingly, if competitors introduce superior technologies or products and we cannot make enhancements to our technologies and products necessary for them to remain competitive, our  competitive position, and in turn, our business, revenues and financial condition, will be seriously harmed.

Index

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

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY RIGHTS DISPUTES, WHICH THAT COULD DIVERT MANAGEMENT’S ATTENTION AND COULD BE COSTLY.

The medical device industry is characterized by vigorous protection and pursuit of intellectual property rights. From time to time, we may receive notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights.  We cannot be sure that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets or the invalidity of one or more patents held by us will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not seriously harm our business.  For example, in a patent or trade secret action, an injunction could be issued against us requiring that we withdraw particular future products from the market or necessitating that specific products offered for sale or under development be redesigned.

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

Index

AS WE ARE NO LONGER TRADED ON AN EXCHANGE, BLUE-SKY LAWS MAY LIMIT RESALES AND TRADING OF OUR COMMON STOCK, WHICH COULD REDUCE LIQUITIY AND YOUR ABILITY TO SELL OUR COMMON STOCK.

Under the National Securities Markets Improvement Act of 1996, the resale of our common stock may be exempt from state registration requirements as a result of the exemption provided for ordinary brokerage transactions where the parties have not been solicited by the broker-dealer or in some circumstances because we will file periodic and annual reports under the Securities Exchange Act of 1934, as amended.  However, states are permitted to require notice filings and collect fees with regard to these transactions and a state may suspend the offer and sale of common stock within such state if any such required filing is not made or fee is not paid. As of the date of this Annual Report, we are not current with our filings therefore we are not entitled to exemptions for Blue Sky laws.  As of the date of the Annual Report, we have sought no exemptions.

WE MAY BE SUBJECT TO HAVING OUR COMMON STOCK SUSPENSED AND THE REGISTRATION OF OUR COMMON STOCK REVOCKED.

On October 28, 2009, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission, which states the staff’s intent to recommend that the Commission institute a public administrative proceeding against the Company, alleging that it violated Section 13(a) of the Securities Exchange Act of 1934.  In connection with the contemplated proceedings, the staff may seek a suspension or revocation of each class of the Company’s registered securities. Also, the staff may consider whether contempt proceedings in a federal district court are appropriate.  The Company submitted a response to this letter on November 16, 2009.  Should suspension or revocation of registration of our stock occur, the Company’s ability to raise additional funding may be severely impacted.

WE MAY BE SUBJECT TO “PENNY STOCK” RULES AND THESE REGULATIONS MAY LIMIT THE LIQUIDITY OF OUR COMMON STOCK.

Our common stock was listed on the AMEX until December 2007.   On January 23, 2008, we announced that our shares were being quoted on the Over–the-Counter Bulletin Board® or OTCBB, under the symbol “ATCS.OB”.  Since May 2009 our stock is listed on the Pink Sheets, LLC under the symbol “ATCS.PK.”

The SEC has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5 per share that are not quoted on a securities exchange or which do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock.  As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that might sell such securities to persons other than established customers and institutional accredited investors.  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale.  Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC.  These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction.  If a trading market for our common stock develops, these rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock.  These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

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

Index

FACTORS UNRELATED TO OUR BUSINESS COULD NEGATIVELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies.  These fluctuations often have been unrelated or disproportionate to the operating performance of those companies.  We expect that the market price of our common stock will fluctuate.  These fluctuations may be exaggerated if the trading volume of our common stock is low.  In addition, due to the technology-intensive nature of our business, the market price for our common stock may rise and fall in response to various factors, including:

•	announcements of technological innovations or new products, or competitive developments;

•	investor perceptions and expectations regarding our or our competitors’ products; and

•	acquisitions or strategic alliances by us or our competitors.

In addition, market fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our Common stock.

NEITHER OUR DISCLOSURE CONTROLS AND PROCEDURES NOR OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING CAN PREVENT ALL ERRORS OR FRAUD.

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

Item 2.                      DESCRIPTION OF PROPERTIES.

Apogee rents approximately 5,000 square feet of office space at 129 Morgan Drive, Norwood, Massachusetts from an entity controlled by a major stockholder.  See Note 9 of the consolidated financial statements – Related Party Transactions.  The lease for this office space expired on December 31, 2005.  Currently, Apogee is renting this facility on a month-to-month basis and believes that this rent is at or below market rate.   Rent has been accrued and remains unpaid since September 2008.

Item 3.                      LEGAL PROCEEDINGS.

From time to time, we may be a party to various legal proceedings arising in the ordinary course of our business.  If and when these proceedings arise, we are committed to vigorously defending ourselves in any such legal actions.

An investigation by the Security and Exchange Commission (“SEC”), which the Company first became aware of in May 2005, was ongoing in 2008. The subject matter of this investigation is the Company's prior revenue recognition practices that were addressed in the Company's restatement of its financial statements for the fiscal year ended December 31, 2004. As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as amended, Apogee’s Audit Committee, with the assistance of independent counsel, conducted an investigation into Apogee’s historical accounting practices that resulted in the implementation of remedial actions. See our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, for detail regarding the restatement.

Index

In July 2008, Apogee, it’s Chief Executive Officer and other employees received notifications from the Staff of the SEC relating to the Staff's 2005 investigation. These notifications, known as “Wells Notices,” stated that the Staff is considering recommending that the Commission bring enforcement actions against the Company and certain employees, based on alleged violations of certain provisions of the federal securities laws, including Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Wells Notice sent to the Company indicated that in any action actually brought against the Company, the Staff would seek an injunction against future violations of the federal securities laws as relief.

On May 19, 2009, the SEC filed a settled the enforcement action with the Company, one employee, and one former employee (“Others”).   Each of the Defendants has agreed to settle this matter, without admitting or denying the allegations of the SEC’s complaint.  Apogee and Others agreed to the entry of a final judgment permanently enjoining them from variously violating or aiding and abetting violations of Sections of the Securities Act of 1933, as amended, and Sections of the Securities Exchange Act of 1934, as amended, and various Rules thereunder.  Others also agreed to financial and other sanctions.

In an action styled Joseph Shamy vs. Herbert M. Stein, Case No.:  50 2005 CA 007719 XXXXMB, instituted on August 10, 2005 in Palm Beach Circuit Court, Joseph Shamy has sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee, for fraud and breach of fiduciary duty in connection with Mr. Shamy’s purchase of Apogee shares in 2003 and 2004.  The parties reached a settlement in 2009.  In October 2009, the Court entered a Final Judgment against Mr. Stein.  Apogee was not a party to this settlement. It is expected that the remaining legal fees to be indemnified by Apogee will not be significant.  See Note 10 to the consolidated financial statements beginning on F-1 of this Annual Report on Form 10-K.

Due to its financial condition, the Company had been unable to fund payments to its independent auditors as well as its financial printer. Accordingly, it has not filed its 2008 Annual Report on 10-K, as well as quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009. Additionally, we did not file timely Current Reports on a Form 8-K and reports under Section 16 of the Securities Exchange Act of 1934, as amended.  Subsequently, during the fourth quarter of 2009, we paid the outstanding balance to our auditors.

On October 28, 2009, the Company received a “Wells Notice” from the Staff of the SEC, which states the Staff’s intent to recommend that the SEC institute a public administrative proceeding against the Company, alleging that it violated Section 13(a) of the Securities Exchange Act of 1934, as amended for failing to file its 2008 Form 10-K and other periodic reports in a timely fashion.

In connection with the contemplated proceedings, the Staff may seek a suspension or revocation of each class of the Company’s registered securities. Also, the Staff may consider whether contempt proceedings in a federal district court are appropriate.  The Company submitted a response to this letter on November 16, 2009.  Should suspension or revocation of registration of our stock occur, the Company’s ability to raise additional funding may be severely impacted.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the year ended December 31, 2008.

PART II

Item 5.	MARKET FOR REGISTANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

After exhausting the appeals process with the American Stock Exchange, or AMEX, and pursuant to the final hearing with the Listings Qualifications Panel of the American Stock Exchange, we were notified on January 30, 2008 that the Listings Qualification Panel upheld their decision to cease the continued listing of our stock.  We immediately began the transitioning process to the OTC Bulletin Board® and/or the Pink Sheets© LLC.

Index

For a short period of time following the delisting, we were traded solely on the Pink Sheets, however, on January 23, 2008, we announced that our shares were being quoted on the Over –the-Counter Bulletin Board® or OTCBB, under the symbol “ATCS.OB”.  Since May 2009 our stock is listed on the Pink Sheets, LLC under the symbol “ATCS.PK.” See Note 18 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

The following table sets forth, for the periods indicated, the high and low sales prices for the Common stock as reported by the American Stock Exchange until December 31, 2007 and Pink Sheets from January 2, 2008 to present.

	Common stock
	High	Low
2007:
First Quarter	1.64	0.98
Second Quarter	1.34	0.49
Third Quarter	0.95	0.50
Fourth Quarter	1.45	0.30

2008:
First Quarter	0.90	0.28
Second Quarter	1.01	0.51
Third Quarter	1.01	0.55
Fourth Quarter	0.79	0.38

Penny Stock Regulations

Our stock is presently regulated as a penny stock and broker-dealers will be subject to such regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock.

Holders

As of November 23, 2009, there were approximately 67 registered holders of record of Apogee’s common stock.  This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Recent Sales of Unregistered Equity Securities

During the period ended December 31, 2008, our unregistered sales of equity securities were reported on Current Reports on Form 8-K.  See Note 8 to the consolidated financial statements beginning on page F-1 of the Annual Report on Form 10-K.

Default Upon Securities

The promissory notes issued to Messrs. Stein and Spiegel from December 11, 2007 through June 18, 2008 for an aggregate of $1,140,000 began incurring a post-maturity rate of interest as detailed below.  The promissory notes originally were issued with simple interest rate of 8% per year and were to be repaid in cash after 90 days for the December 11, 2007 notes and 180 for the promissory notes issued subsequent to December 11, 2007.  The following tables detail promissory notes outstanding as of December 31, 2008 that are in default, remain unpaid and bear interest at 12%.  Interest after maturity is payable on demand, and  is compounded monthly.

Index

Promissory Notes Due To Herbert M. Stein

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
	$575,000

Promissory Notes Due To David Spiegel

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
	$565,000

See Notes 7 and Note 19 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K

Dividends

During the last four years, we did not declare any dividends on our common stock.  It is the present intention of our board of directors to not pay any dividends and retain any earnings to provide funds for the operation and expansion of our business.   Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board of directors deems relevant.

Item 6.                      SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of  Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K. The tables that follow present selected historical financial data for the years ended December 31, 2008 and 2007 and for the period from October 1, 2008, the date Apogee re-entered development stage, through December 31, 2008.

Index

	For the Twelve-Month Period Ended December 31,		(Cumulative from Re-entering Development Stage on October 1, 2008 to December 31,
	2008	2007	2008

Statement of Operations Data:
Revenue	$85,450	$150,172	$-0-
Costs and expenses	(3,939,920)	(3,482,411)	(917,680)
Other Income (expenses)	(166,044)	127,236	(71,695)
Net Loss	$(4,020,514)	$(3,205,003)	$(989,375)

Shares Outstanding	12,132,332	11,968,332	12,132,332

Total Assets	$268,376	$896,971	$268,376
Stockholders’ deficiency	$(3,973,710)	$(248,574)	$(989,375)
Loss per share (basic and diluted)	$(0.33)	$(0.27)	$(0.08)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE FOLLOWING DISCUSSION AND ANALYSIS OF APOGEE’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.  THIS DISCUSSION CONTAINS, IN ADDITION TO HISTORICAL STATEMENTS, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNDERTAINTIES.  OUR ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE FACTORS DISCUSSED ABOVE IN THE SECTION ENTITLED “RISK FACTORS” AS WELL AS OTHER FACTORS IN THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

We are developing proprietary intradermal drug delivery systems for vaccines and other pharmaceuticals that we intend to market to pharmaceutical and medical device companies, government and world health organizations.  Our Life Science Group is developing PyraDerm™, an advanced intradermal drug delivery system to meet the needs of patients, health insurers and companies developing pharmaceuticals, as well as, governments and international health organizations. We believe that PyraDerm has advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and other pharmaceuticals. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and conducted successful in vivo testing of PyraDerm in the intradermal immunization experiments. We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support its commercialization.  Upon completion of in vitro and in vivo evaluation of PyraDerm, if successful, we intend to pursue licensing/development or partnership agreements with pharmaceutical companies interested in our technologies.

Our sole focus will remain on developing and growing the Life Science Group subject to our ability to secure additional financing to support our operations and repay our existing indebtness.

In 2007, the majority of our revenue was derived from the sale of the remaining DDX IC inventory.  We expect that any future revenue will initially be the result of potential licensing and development revenues resulting from the grant of rights to our intellectual property. In order to support our operations, we must continue to secure additional funding in 2009 and/or 2010 to pay our vendors who are mostly in arrears, payroll, payroll withholding, payroll taxes, and note holders.

At December 31, 2008, we had an accumulated deficit of approximately $22.9 million, as compared to a deficit of $18.9 million as of December 31, 2007.  Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop PyraDerm™.

Index

As of December 31, 2008, we have received approximately $1.9 million in loans.  Since December 31, 2008, we have received approximately $1.2 million in loans, which have been inadequate to meet the current needs of the Company resulting in non-payment of loan principal and interest, vendors, payroll, payroll withholding, and payroll taxes for the third and fourth quarters of 2009.  On December 11, 15, 16, and 18, 2009, Apogee received an additional $133,000 from Herbert M. Stein and David Spiegel.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009.  See Note 19 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin “ SAB “104”, “Revenue Recognition in Financial Statements: Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  We had no product sales since the first quarter ended March 31 2008.  The following policies applied to Apogee’s two major product sales categories for revenue recognition. Sales to end users, OEM:  revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer’s representative/freight forwarder.  We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date, we have experienced minimal warranty returns.

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

Index

Valuation of Long-Lived Assets

Property, plant and equipment, patents and trademarks are amortized over their estimated useful lives. Useful lives are based on management’s estimates over the period that such assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. In 2007, we lowered the value of certain assets due to less than expected sales in our sensor business.  Future adverse changes in market conditions or poor operating results of underlying capital investments or certain assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.  At December 31, 2008, we recorded a patent impairment charge of approximately $188,000 to reflect a decline in valuation of certain patent applications due to a technology decision we made subsequent to year end.  Additionally, we amortized the balance of our patent applications over five years, which resulted in a $37,000 charge for the twelve months ended December 31, 2008.

Stock-Based Compensation

Apogee had a stock-based compensation plan, the 1997 Employee, Director and Consultant Stock Option Plan, also referred to as the 1997 Plan.  The 1997 Plan expired as of May 14, 2007.  At our Annual Meeting held on August 28, 2007, our stockholders approved the adoption of a new stock-based compensation plan, the 2007 Employee, Director and Consultant Stock Plan, also referred to as the 2007 Plan.  Prior to fiscal 2006, we accounted for the stock-based compensation under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards, “Accounting for Stock-Based Compensation” (SFAS 123(R)).

Effective January 1, 2006, we adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, stock compensation costs recognized beginning January 1, 2006 include (a) compensation cost for all stock-based compensation payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R), and (b) compensation cost for all stock-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  Due to the adoption of SFAS 123(R), included in our net loss for the twelve months ended December 31, 2008 and 2007 were stock-based compensation charges of approximately $75,000 and $95,000, respectively.

Legal Fees

We record legal costs (such as fees and expenses of outside legal counsel and other service providers) when incurred or when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated if invoices have not been received.  Significantly higher legal fees were incurred during the fiscal year ended December 31, 2008, compared to the prior fiscal year ended December 31, 2007, in connection with the SEC investigation, partially offset by a decrease in legal fees associated with our indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors for the Shamy matter.

Contingencies

Apogee is involved in and/or indemnifies others in various legal proceedings.  Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.  See Note 10 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements nor do we have any special purpose entities.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

We have historically derived our revenue from three sources:

Index

●           Product sales, which formerly consisted of merchandise sales of our former DDX products made either directly to original equipment manufacturers or through point of sale (“POS”) by distributors.  During the twelve months ended December 31, 2008, we had product revenues of $21,951.  All remaining inventory related to our former audio DDX products was sold in January 2008.  All shipments related to the January 2008 sales were fulfilled from our contracted warehouse in Hong Kong or from our Norwood, Massachusetts office and were reported net of returns.  During the fiscal year ended December 31, 2007, substantially all revenue recorded was from the sale of remaining inventory related to our former audio IC business.

●           Royalties received as a result of an agreement between Apogee and SigmaTel, Inc. whereby SigmaTel, Inc. agreed to pay Apogee a percentage of the royalties it received from STMicroelectronics NV (“ST”) in exchange for supporting their royalty negotiations with ST, as well as revenue from the sale of the remaining DDX inventory.

●           Consulting income related to contractual services or development activities for third parties.

We anticipate that future revenue streams, if any, will come from our Life Science Group, , generally in the form of strategic alliances or arrangements with development or marketing partners, as well as, from licensing and development-related revenues resulting from the grant of rights to our intellectual property.  We envision the future of our medical devices as (i) licensing or selling our technologies to pharmaceutical or medical device companies; (ii) establishing partnerships with pharmaceutical and medical device companies to commercialize our products; and (iii) developing, producing and marketing our own products.  In order to develop and market any products, we will need to secure additional funding.

We recognized revenue for the twelve months ended December 31, 2008 of approximately $85,000, a decrease of approximately $65,000, or 43%, from approximately $150,000 for the twelve months ended December 31, 2007.  On January 15, 2008, we sold the remaining DDX inventory held in our Norwood office to one of our customers, and on January 24, 2008, we sold the remaining DDX inventory housed in Hong Kong to one of our former DDX distributors.  Total proceeds received from the disposition of the DDX inventory were $17,000.

During the twelve months ended December 31, 2008, we recorded approximately $63,000 in royalty revenue under the arrangement with SigmaTel, Inc.  Upon acceptance by Freescale (formerly SigmaTel, Inc.) of lower royalty payments from ST, the arrangement agreed to between Freescale and Apogee in April 2008 was cancelled.  No further revenue is expected under this arrangement.

We anticipate that we will not generate any material future revenue until such time, if ever, that we are able to generate revenue from our PyraDerm™ technology.

Total revenue for the years 2008 and 2007 consisted of:

	For the Fiscal Year Ended
	December 31,
	2008	2007

Product Revenue	$21,951	$150,172
Royalties	63,499	-

Total	$85,450	$150,172

Cost of Revenue

Substantially all of the product revenue recorded in the twelve months ended December 31 2008 was from products related to our former audio IC business and had previously been fully reserved at 100%.  All of the non-product-related revenue recorded for the twelve months ended December 31, 2008 was for royalties received as a result of the above-referenced arrangement with SigmaTel.  For the twelve months ended December 31, 2008, we recorded cost of revenue associated with the sale of sensor products of $696.  Cost of revenue for the twelve months ended December 31, 2007 associated with the sale of sensor products was $1,570.

Index

Operating Expenses

Research and Development Costs

Our research and development, or R&D, expenses consist primarily of salaries, development material costs, and external consulting and service costs related to the development and design of new products. Research and development expenses were approximately 1.6 million for the twelve months ended December 31, 2008, compared to approximately $1.3 million for the twelve months ended December 31, 2007.

Reductions in the purchase of supplies and consumables for the medical laboratory and utilization of third-party consultants were partially offset by increases in human resources and amortization expenses. Expenses primarily to support our laboratory decreased by approximately $17,000, or 27%, to approximately $45,000 for the twelve months ended December 31, 2008, compared to approximately $62,000 for the same period in 2007. This decrease was the result of our having previously supplied materials toward the initial development and related testing requirements in our medical laboratory to support our research collaboration with St. Jude Children’s Research Hospital and the completion of our agreement with Vaccine and Infectious Disease Organization (VIDO).  In addition, this reduction is a direct result of our efforts to limit purchases and utilization of third-party consultants until additional funding is secured.  During the twelve months ended December 31, 2008, the cost of utilization of third-party consultants decreased by approximately $21,000, or 10%, to approximately $181,000, compared to approximately $202,000 for the twelve months ended December 31, 2007.  For the twelve months ended December 31, 2008, we incurred approximately $8,000 in expense to support in vivo vaccine studies performed by a prominent university, compared to approximately $24,000 for the same periods in 2007.  In addition, we incurred approximately $26,000 in expense to support our research collaboration with St. Jude Children’s Research Hospital in 2007.  No comparable expense was incurred in the twelve months ended December 31, 2008.   During the fourth quarter of 2008, we curtailed further third-party consultant arrangements in support of Health Monitoring Product Group.

For the twelve months ended December 31, 2008, human resource costs increased by approximately $58,000, or 7%, to approximately $933,000, compared to approximately $875,000 for the same period in 2007.  For the twelve months ended December 31, 2008, approximately $43,000, compared to approximately $53,000 for the same period in 2007, in human resource expense was the result of our adoption of SFAS 123(R) effective as of January 1, 2006. Effective as of June 9, 2008, human resource expense was reduced by 20% for some R&D employees as a result of transitioning from full time to part time schedules in order to reduce expenses.

At December 31, 2008, we recorded a patent impairment charge of approximately $188,000 to reflect a decline in valuation of certain patent applications due to a technology decision we made subsequent to year end.

Depreciation and amortization expense increased by approximately $95,000, or 128%, to approximately $170,000 for the twelve months ended December 31, 2008, from approximately $75,000 for the same period in 2007.  We have been capitalizing license fees paid to third parties for costs associated with the exclusive rights to their patents, and have been amortizing these fees over a period of four years.    During the second quarter ended June 30, 2008, we terminated our 2006 license agreement with the University of Akron Research Foundation, as we had developed similar technology in-house and licensed a more compatible technology.  As a result, we expensed the remaining $22,000 of unamortized license fees under this license agreement.  In addition, during this same quarter, we expensed an additional $30,000, which represented the minimum royalty due under this terminated license agreement.  For the twelve months ended December 31, 2007, we incurred approximately $24,000 in expense to support in vivo immunization studies performed by a prominent organization.  During the fourth quarter ended December 31, 2008 we amortized approximately $37,000 of patent application related expenses.

In 2009 we reduced R&D spending to the minimal level required for preservation of our intellectual property, maintenance of our technical capabilities and know-how, and support of our technology development in accordance to our licensing agreement.

If we are able to secure additional financing to support our operations and repay our existing indebtness, we anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs would be expected to increase substantially in the future.

Selling, General and Administrative Costs

General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative, or SG&A, expenses were approximately $2.4 million for the twelve months ended December 21, 2008, compared to approximately $2.1 million for the twelve months ended December 31, 2007.  The increase in SG&A for the twelve months ended December 31, 2008 was attributable primarily to increased professional fees in connection with the ongoing SEC investigation and our indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors (as described below), partially offset by decreases in annual listing fees as a result of our transitioning of the listing of our common stock from AMEX to OTCBB, human resource costs and other operating expenses.

Index

Human resources costs decreased by approximately $190,000, or 21%, to approximately $700,000 for the twelve months ended December 31, 2008, compared to approximately $890,000 for the same period in 2007.  This decrease was the result of a 20% reduction in SG&A employee salaries effective as of June 9, 2008, as well as reduced stock-based compensation expenses. In addition, our Chief Executive Officer has not taken a salary since June 30, 2009.   For the twelve months ended December 31, 2008, stock compensation expense decreased by approximately $10,000, or 24%, to approximately $32,000 for the twelve months ended December 31, 2008, compared to approximately $42,000 for the twelve months ended December 31, 2007.

Professional expenses increased by approximately $531,000, or 64%, to approximately $1.37 million for the twelve months ended December 31, 2008, compared to approximately $834,000 for the same period in 2007.  For the twelve months ended December 31, 2008, legal expenses increased by $617,000, or 107%, to approximately $1.9 million, compared to approximately $576,000 for the same period in 2007.  Legal fees increased primarily as a result of the ongoing SEC investigation, as well as our indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors.

An investigation by the SEC since resolved on May 19, 2009, which the Company first became aware of in May 2005, was ongoing in 2007 and 2008. The subject matter of this investigation was the Company's prior revenue recognition practices that were addressed in the Company's restatement of its financial statements for the fiscal year ended December 31, 2004.  As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as amended, Apogee’s Audit Committee, with the assistance of independent counsel, conducted an investigation into Apogee’s historical accounting practices that resulted in the implementation of remedial actions. See our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, for detail regarding the restatement.  In July 2008, Apogee’s Chief Executive Officer and other employees received notifications from the Staff of the SEC relating to the Staff's 2005 investigation. These notifications, known as “Wells Notices,” stated that the Staff considered recommending that the Commission bring enforcement actions against the Company and certain employees, based on alleged violations of certain provisions of the federal securities laws, including Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Wells Notice sent to the Company indicated that in any action actually brought against the Company, the Staff would seek an injunction against future violations of the federal securities laws as relief.

We have agreed to indemnify certain employees, directors and a former employee in connection with the SEC investigation. As of December 31, 2008, we have incurred approximately $552,000 in legal expenses to indemnify these individuals in association with this matter.  During the twelve months ended December 31, 2008 and 2007, we recorded approximately $542,000 and $10,000, respectively, toward this indemnification. We do not expect significant legal indemnification costs related to these matters in the future.  See “Risk Factors-Risks Related to Our Business.”

In October 2009, Apogee received an additional “Wells Notice”.  See Note 19 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

On May 19, 2009, the SEC filed a settled enforcement action against the Company, and one employee, and one former employee in connection with scheme to inflate Apogee’s earnings in 2003 and 2004.  See Note 19 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

In addition, we incurred legal fees associated with the indemnification costs in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted on August 10, 2005 in Palm Beach Court Circuit Court, Joseph Shamy has sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee, for fraud and breach of fiduciary duty in connection with Mr. Shamy’s purchase of Apogee shares in 2003 and 2004. The parties reached a settlement in 2009.  In October 2009, a Court entered a Final Judgment against Mr. Stein.  Apogee was not a party to this settlement. It is expected that the remaining legal fees to be indemnified by Apogee will not be significant.  See Note 10 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.  Through December 1, 2009 we have incurred approximately $881,000 toward this indemnification.  For the twelve months ended December 31, 2008 and 2007, we have incurred approximately $230,000 and $280,000, respectively.  It is expected that the remaining legal fees to be indemnified by the Company will not be significant.   See Note 10 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Index

We are not receiving reimbursement under our Director and Officer insurance policy for either the indemnification of Mr. Stein or the investigation by the SEC.

Accounting fees increased by approximately $9,000, or 12%, to approximately $82,000 for the twelve months ended December 31 2008, compared to approximately $73,000 for the same period in 2007.

Investor relations expense decreased by approximately $28,000, or 53%, to approximately $25,000 for the twelve months ended December 31, 2008, compared to approximately $53,000 for the twelve months ended December 31, 2007.   As part of our cost reduction, we were forced to limit our investor relations expenses during the twelve months December 31, 2008.  If additional funding is sufficient, we will be in a position to resume focusing on increasing awareness of our scientific and corporate developments.  Expenses related to the Sarbanes-Oxley Act of 2002 also decreased by approximately $52,000, or 100%, for the twelve-month period ended December 31, 2008, since we had completed the major implementation phase of our Sarbanes-Oxley program.  As a result of the transition of the listing of our common stock from AMEX to the OTCBB, our annual listing fees were reduced by approximately $25,000, or 79%, to approximately $7,000 for the twelve months ended December 31, 2008, compared to approximately $32,000 for the same period in 2007.

Travel and Entertainment costs decreased by approximately $28,000, or 42% for the twelve months ended December 31, 2008, to approximately $38,000, compared to approximately $67,000 for the same period in 2007.  Office expenses decreased by approximately $15,000, or 36%, to approximately $26,000 for the twelve months ended December 31, 2008, compared to approximately $41,000 for the twelve months ended December 31 2007.   In addition, we had reductions to various other overhead expenses, including: communication, corporate insurance marketing and maintenance.   Operating expenses are expected to increase when our financial position allows.

Interest and Other Income (Expense)

Interest income includes income from Apogee’s cash and cash equivalents and from investments and expenses related to its financing activities. During the twelve months ended December 31, 2008, we generated interest income of $847, compared to interest income of approximately $74,000 for the twelve months ended December 31, 2007. This decrease in interest income was due to reduced cash balances.

Interest expense resulting from the issuance of promissory notes to Mr. Herbert M. Stein, Mr. David Spiegel, Mr. Robert Schacter et al and others was approximately $175,000 for the twelve months ended December 31, 2008, compared to approximately $1,800 for the twelve months ended December 31, 2007.   During the twelve months ended December 31 2008, we recorded miscellaneous income of approximately $8,000.  During the twelve months ended December 31, 2007, we recorded miscellaneous income of approximately $54,000.

Net Loss

Apogee’s net loss for the twelve months ended December 31, 2008 was approximately $4.0 million, or $0.33 per basic and diluted common share, compared to a net loss of approximately $3.2 million, or $0.27 per basic and diluted common share, for the twelve months ended December 31, 2007.  This increase in our net loss was primarily the result of increased legal fees as a result of the SEC investigation and the indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors, as well as increases in the patent valuation reserve and human resource costs in R&D.

Income Taxes

Apogee incurred no State income taxes for the 12 months ended December 31, 2008 and 2007.  There was no Federal income tax expense for either 2008 or 2007. As of December 31, 2008 and 2007, we had available a Federal net operating loss carryforward of approximately $19 million and $15 million, respectively and a State net operating loss carryforward of approximately $12 million and $9 million, respectively.  These net operating loss carryforwards will expire at various times between 2009 and 2028.

Significant changes in ownership may significantly restrict the use of these carryforwards.

Index

Liquidity and Capital Resources

The tables below summarize our outstanding unsecured interest-bearing promissory notes (including amounts subsequent to December 31, 2008).  All Promissory Notes remain unpaid and substantially all are in default.

Promissory Notes and Loans Due To
Herbert M. Stein

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	8.00%
November 5, 2009	42,500	May 4, 2010	8.00%	8.00%
November 25, 2009	1,500
	10,000
December 11, 2009	52,000
December 14, 2009	25,000
	$1,046,900

Promissory Notes and Loans Due To
David Spiegel

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	8.00%
July 1, 2009	32,000	December 28, 2009	8.00%	8.00%
November 5, 2009	103,000	May 4, 2010	8.00%	8.00%
November 18, 2009	17,000
December 11, 2009	21,000
	$1,182,000

Index

Promissory Notes and Loans Due To
Robert Schacter et al

Date of Promissory Notes	Name on Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

September 5, 2008	TYJO Corporation Money Purchase Pension Plan	$100,000	March 4, 2009	8.00%	12.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA	20,000	March 4, 2009	8.00%	12.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA	20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	TYJO Corporation Money Purchase Pension Plan	100,000	April 25, 2009	8.00%	12.00%
January 8, 2009	TYJO Corporation Money Purchase Pension Plan	100,000	July 7, 2009	8.00%	12.00%
February 2, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	August 1, 2009	8.00%	12.00%
February 17, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	August 16, 2009	8.00%	12.00%
March 19, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	September 15, 2009	8.00%	12.00%
April 13, 2009	TYJO Corporation Money Purchase Pension Plan	20,000	October 10, 2009	8.00%	12.00%
June 10, 2009	TYJO Corporation Money Purchase Pension Plan	25,000	December 7, 2009	8.00%	8.00%
November 5, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	May 10, 2010	8.00%	8.00%
		$585,000

Promissory Notes and Loans Due to
Spiegel et al, JAZFund and Erica Stein

Date of	Name on		Maturity	Initial	Current
Promissory Note	Promissory Note	Amount	Date	Interest Rate	Interest Rate

February 3, 2009	Leo Spiegel	$35,000	August 16, 2009	8.00%	12.00%
November 5, 2009	Leo Spiegel	$10,000	May 4, 2010	8.00%	8.00%
April 13, 2009	Spiegel Family Limited Partnership	$31,000	October 10, 2009	8.00%	12.00%
May 18, 2009	Spiegel Family Limited Partnership	$32,000	November 14, 2009	8.00%	12.00%
March 26, 2009	JAZFund LLC	$30,000	October 10, 2009	12.00%	16.00%
November 5, 2009	Erica Stein	$60,000	May 4, 2010	8.00%	8.00%
$198,000

Index

Promissory Notes and Loans Due To
Others

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

July 28, 2008	$20,000	January 24, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 6, 2009	8.00%	12.00%
February 17, 2009	2,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009	500	October 10, 2009	8.00%	12.00%
May 19, 2009	500	November 15, 2009	8.00%	12.00%
November 30, 2009	2,563
	$32,563

As of December 31, 2008, we had a working capital deficiency of approximately $4.2 million and a cash overdraft of approximately $49,000.  This compares to approximately $321,000 in cash and cash equivalents as of December 31, 2007 and a working capital deficiency of approximately $728,000.  During the twelve months ended December 31, 2008, we received proceeds from loans and unsecured interest-bearing promissory notes totaling approximately $1.9 million; $858,000, $795,000, $240,000 and $28,000, respectively from David Spiegel, a major shareholder, Herbert M. Stein, President, Chief Executive Officer and Chairman of our Board of Directors, Mr. Robert Schacter et al and others, respectively.  These promissory notes are payable upon demand and were not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, payable monthly in arrears on the outstanding balance.  An additional 4% interest is charged on any notes exceeding maturity.  In addition, post maturity notes are compounded monthly.

On April 9, 2008, Apogee sold 164,000 shares of its common stock to accredited investors at a price of $1.00 per share.  The aggregate net proceeds to Apogee, after fees and expenses, were $152,519, which was used for general working capital and corporate purposes.   The shares of Apogee’s common stock were issued and sold in a private placement in reliance on an exemption from registration provided by Section 4(2) of Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.  The shares of the common stock issued in this private placement have not been registered under the Securities Act of 1933 and may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements.

Net cash used in operating activities for the twelve-month period ended December 31, 2008 decreased to approximately $1.9 million compared to approximately $3.0 million in the twelve-month period ended December 31, 2007. As of March 31, 2008, we sold the remaining DDX inventory for a total of $17,000 and offset the remaining reserves for slow moving, excess and obsolete inventory.  At December 31, 2008, we recorded a patent impairment charge of approximately $188,000 to reflect a decline in valuation of certain patent applications due to a technology decision we made subsequent to year end. As of December 31, 2008, our accounts payable and accrued expenses were approximately $2.3 million, of which a majority is composed of professional fees.   We are currently in arrears with loan and interest payments, a majority of our vendors, payroll, payroll withholding and payroll taxes.  On December 11, 15, 16, and 18, 2009, Apogee received an additional $133,000 from Herbert M. Stein and David Spiegel.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009. See Note 19 to the consolidated financial statements beginning on page F-1 of the Annual Report on Form 10-K.

Net cash used in investing activities for the twelve months ended December 31, 2008 was approximately $113,000, compared to approximately $160,000 for the twelve months ended December 31, 2007.  During 2007, we purchased additional equipment for our laboratory as well as supported our existing patent applications, all of which related to our Life Science Group.

Index

Net cash provided by financing activities was approximately $1.7 million for the twelve months ended December 31, 2008.  This compares to approximately $400,000 for the twelve months ended December 31, 2007.  During the twelve-month period ended December 31, 2008, we received the proceeds from unsecured interest bearing promissory notes totaling $735,000 from David Spiegel, a major shareholder, $535,000 from Herbert M. Stein, President, Chief Executive Officer and Chairman of our Board of Directors, $240,000 from Mr. Robert Schacter and $28,000 from others.  These loans are payable upon demand and are not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, payable monthly in arrears on the outstanding balance.   See Note 7 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.  We are currently in default on substantially all of the promissory notes.

Apogee is in the process of attempting to secure sufficient financing, to pay its indebtedness and to continue operations.  As of December 18, 2009 approximately $2.7 million in promissory notes are in default.  In the interim, short-term debt financing provided primarily by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors as well as Mr. Robert Schacter, et al and others, is being utilized to keep product development moving forward.  Due to the early stages of development of our products technology, we cannot estimate at this time the amounts of cash and length of time that will be required to bring our products under development to market.  It is expected that such costs will be funded not only by external financing, but also through partnership activities.  Additionally, cost cutting measures, including salary reduction for non-PyraDerm employees, discontinuation of sensor development, deferral of capital expenditures, and reduced general spending have been instituted until such time as financing is secured.  We do not expect any significant changes in the number of employees until funding has been secured, if ever.  Management remains confident that we will raise sufficient capital in the near-term to fund operations for at least the next twelve months.  If, however, we are unable to generate or obtain financing, we may be required to further curtail our operations, including a reduction in the number of employees, or cease conducting business.

Item 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Apogee’s financial instruments include: cash, cash equivalents, accounts receivable and accounts payable.  At December 31, 2008 and December 31, 2007, the carrying value of our cash, cash equivalents, accounts receivable and accounts payable approximate fair values given the short maturity of these instruments.

We believe that our financial instruments do not carry a material foreign currency exchange rate risk since any international sales will be paid in U.S. dollars and material purchases from foreign suppliers are typically also denominated in U.S. dollars.

It is our policy not to enter into derivative financial instruments for speculative purposes.

Item 8.                    FINANCIAL STATEMENTS.

The consolidated financial statements and the related report and notes, which are attached hereto, beginning at on page F-1, are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There was no change in accountants or disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 31, 2008 and 2007.

Item 9A (T).           CONTROLS AND PROCEDURES.

(a)
Evaluation of Disclosure Controls and Procedures.  Our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures were effective to ensure that we record, process, summarize, and report the information we must disclose in reports that we file or submit under the Exchange Act, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely discussions regarding required disclosures.

Index

(b)
Changes in Internal Controls.  There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)
Management’s Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only a management’s report in this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION.

As of December 18, 2009, the Company is in default on approximately $2.7 million dollars in promissory notes.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The Board of Directors

Index

The Company’s Restated Certificate of Incorporation, as amended, and Restated By-Laws provide for the Company’s business to be managed by or under the direction of the Board of Directors. Under the Company’s Restated Certificate of Incorporation, as amended, and Restated Bylaws, the number of directors is fixed from time to time by the Board of Directors. The number of Directors is currently fixed at a minimum of four (4) and a maximum of nine (9). There are currently five members on the Board of Directors.

Set forth below are the names of the directors as of the date of this report, their ages, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships.

Name	Age	Position with the Company	Term Ending at Annual Meeting
Herbert M. Stein	80	Chairman of the Board, President and Chief Executive Officer	2010
Craig A. Dubitsky(3)	43	Director	2011
Arthur S. Reynolds(1), (2), (3)	65	Director	Until successors are duly elected
Sheryl B. Stein	54	Director	Until successors are duly elected
Alan W. Tuck(1), (2), (3)	60	Director	2011

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Mr. Craig A. Dubitsky, a Class I director, has served as a director since June 2004.  Mr. Dubitsky is the Founder and Managing Partner of 20-10 LLC, and early stage venture capital and strategic advisory firm focused on the consumer sector.  From December 2005 through August 2009, Mr. Dubitsky was Co-Founder and Managing Partner of The Kind Group, a consumer packaged goods incubator and holding company, where he led the creation, design and distribution efforts for Kind's first brand, eos (tm).  Mr. Dubitsky served as SVP of Venture Development for Simon Property Group, the largest retail REIT in the U.S. from October 2000 through March of 2002.  Mr. Dubitsky served on the Board of Directors of Method Products, a consumer packaged goods company, from 2001 to 2005.  In addition, Mr. Dubitsky was Founder and CEO of Bigmove, Inc./Masterkey, which was acquired by Public Storage in 2000.  He also served as VP and LME Specialist at Citigroup from 1994 through 1999.  Mr. Dubitsky currently serves on the Board of Directors of The Art Directors Club, the oldest global marketing, communications, and design organization, and serves on the Advisory Board of Tonic, a news media concern, and Help Remedies, a transformational over the counter drug company.

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

Index

Executive Officers

The names of, and certain information regarding, executive officers of the Company who are not also directors, are set forth below. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position with the Company
Paul J. Murphy	61	Chief Financial Officer and Vice President of Finance
Alexander K. Andrianov	51	Vice President Research and Development

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

Dr. Alexander K. Andrianov joined the Company in September 2006. Dr. Andrianov supports the design and development of novel drug coating and encapsulation technologies for the Company’s PyraDerm™ intradermal drug delivery system. Dr. Andrianov brings over 20 years experience in applications of polymers as biomaterials and drug delivery systems. Most recently, he was the founder and Chief Scientific Officer of Parallel Solutions from 2001 until 2006, where he developed biodegradable polymers for protein delivery and discovered a new class of potent vaccine immunoadjuvants. Prior to starting Parallel, he worked for Physical Science, Inc. as Principal Research Scientist and at Avant Immuonotherapeutics, Inc. as Director of Polymer Synthesis and Formulation. Dr. Andrianov is listed as an inventor on over 35 patents and patent applications and has published numerous scientific papers. Dr. Andrianov received his Ph.D. in Polymer Science from Moscow State University in 1985 and served as a faculty member until 1991. He continued his academic training at the Massachusetts Institute of Technology working with Professor Robert Langer.

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

General Information Concerning the Board of Directors and its Committees

During the fiscal year ended December 31, 2008, there were four (4) meetings of the Board of Directors. In addition, from time to time, the members of the Board of Directors acted by unanimous written consent pursuant to Delaware law. The Board of Directors has four standing committees: the audit committee, the compensation committee, the nominating and corporate governance committee, and the executive committee. Each of the directors attended at least 75% of all the meetings of the Board and/or Board Committees (of which he or she was a member) held during the last fiscal year.

Audit Committee

The Board of Directors has established a separately designated, standing Audit Committee that performs the role described in section 3(a)(58)(A) of the Securities Exchange Act of 1934. The Audit Committee is currently comprised of Messrs. Arthur S. Reynolds, Chairman, and Alan W. Tuck, each of whom is independent in accordance with the applicable rules promulgated by the SEC and The American Stock Exchange Listing Standards. The Audit Committee selects and retains the independent auditors to audit the Company’s financial statements, approves the terms of the engagement of the independent auditors and reviews and approves all fees charged for audits and for any non-audit projects. The Audit Committee’s responsibilities also include: overseeing the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of the Company’s independent auditors and other such matters as may be assigned by the Board of Directors.  The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is posted on the Company’s website at:  http://www.apogeebio.com.

Index

The Board of Directors has concluded that Mr. Reynolds meets the definition of an Audit Committee Financial Expert as such term is defined in the rules and regulations of the SEC. During the fiscal year ended December 31, 2008, the Audit Committee held five (5) meetings.

Compensation Committee

The Compensation Committee is currently comprised of Messrs. Alan W. Tuck, Chairman, and Arthur S. Reynolds, each of whom qualifies as an independent director under the rules of The American Stock Exchange. The Compensation Committee reviews and determines salaries, equity grants and incentive compensation of the chief executive officer and other executive officers and is responsible for performing the other related responsibilities set forth in its Duties and Responsibilities. During the fiscal year ended December 31, 2008, the Compensation Committee held two (2) meetings.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently comprised of Messrs. Craig Dubitsky, Chairman, Arthur S. Reynolds, and Alan W. Tuck each of whom is independent in accordance with the applicable American Stock Exchange Listing Standards. The Nominating and Corporate Governance Committee selects and recommends individuals to be presented to the shareholders of the Company for election or re-election to the Board or Directors, oversees the evaluation of the Board of Directors and Company management, monitors corporate governance principles, practices and guidelines for the Board of Directors and the Company and is responsible for performing other responsibilities as set forth in its written charter, a copy of which is posted on the Company’s website at:   http://www.apogeebio.com.  During the fiscal year ended December 31, 2008, no meetings were held by the Nominating and Corporate Governance Committee.

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

The Board of Directors currently does not have a written policy regarding attendance by directors at the Company’s annual meeting of stockholders; however, the Board has passed a resolution stating a policy that they are strongly encouraged to attend, and the Company schedules a meeting of the Board of Directors on the same date as the annual stockholders meeting.  Arthur S. Reynolds and Sheryl B. Stein, directors of the Company, attended the annual stockholders meeting in 2008.

Director Independence

The Board of Directors has determined that Messrs. Tuck, Reynolds and Dubitsky are independent in accordance with the rules of the Securities and Exchange Commission and The American Stock Exchange. Mr. Stein is not considered independent because he is currently serving as the Company’s President and Chief Executive Officer. Ms. Stein is not considered independent because she is the daughter of Mr. Stein, the Company’s President and Chief Executive Officer.

Index

Code of Ethics

Our Board of Directors has adopted a code of ethics, which applies to all of our directors, officers and employees. Our code of ethics is specifically intended to comply with Item 406 of Regulation S-K. This code of ethics, which is included as part of the Company’s Code of Conduct and Ethics, is posted on the Company’s website at:  http://www.apogeebio.com.

Corporate Governance

Stockholder Communications with the Board

Any stockholder may contact the Chairman of the Board or other members of the Board of Directors by sending an email to the following address:  bod@apogeebio.com.  Alternatively, a stockholder can contact the Chairman of the Board or the other members of the Board of Directors by writing to:  Board of Directors, c/o Compliance Officer, Apogee Technology, Inc., 129 Morgan Drive, Norwood, Massachusetts 02062. All communications received either electronically or in writing will be distributed to the Chairman of the Board or the other appropriate member or members of the Board depending on the facts and circumstances outlined in the communication received.

Director Nominations and Qualifications

The Company’s By-Laws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Company’s Board of Directors at the Annual Meeting of Stockholders. No recommendations were received from stockholders requesting that the Nominating and Corporate Governance Committee consider a candidate for inclusion as a nominee to be presented at the 2009 Annual Meeting of Stockholders. The nominating and corporate governance committee will consider qualified candidates for director suggested by a stockholder. Stockholders can suggest qualified candidates for director by writing to our corporate secretary at 129 Morgan Drive, Norwood, Massachusetts 02062.

Submissions received that meet the criteria set forth below will be forwarded to the chairman of the nominating and corporate governance committee for further review and consideration. To be timely, a stockholder’s notice pertaining to an annual meeting shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the sixtieth (60th) day nor earlier than the close of business on the ninetieth (90th) day prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than thirty (30) days before or more than sixty (60) days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the ninetieth (90th) day prior to such annual meeting and not later than the close of business on the later of the sixtieth (60th) day prior to such annual meeting or the close of business on the tenth (10th) day following the day on which public announcement of the date of such meeting is first made by the Corporation. A stockholder shall also comply with all applicable requirements of the Securities Exchange Act of 1934, as amended (or any successor provision), and the rules and regulations thereunder with respect to the matters set forth in the By-laws. Nominations not received, in the appropriate manner or during the time frame discussed above will not be voted on at the Annual Meeting. Even if a nomination is received in the correct manner and during that time frame, the proxies that the Company solicits for the meeting may still exercise discretionary voting authority on the nomination under circumstances consistent with the proxy rules of the Securities and Exchange Commission.

Compensation Committee Interlocking, Insider, and Relation Party Relationships

No members of the Apogee Compensation Committee are also employees or former employees of the Company. Nor have any members of the Apogee Compensation Committee had any transactions described under the heading “Certain Relationships and Related Transactions” (Reg. S-K Item 404) or nor have they had any are interlocking relationships with compensation committees of other companies’ Boards of Directors.

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

Index

To the Company’s knowledge, based solely on its review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11.	EXECUTIVE, OFFICER, AND DIRECTOR COMPENSATION.

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2008 and 2007 to (1) our Chief Executive Officer and President and (2) our two next highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2008.

Name and Principal Position(1)	Year	Salary ($)		Option Awards ($)(4)	All Other Compensation ($)		Total ($)
Herbert M. Stein, President and Chief Executive Officer (7)	2008	$236,000	(2)(3)	$-0-	$229,875	(5)	$465,875
Paul J. Murphy, Vice President Finance and Chief Financial Officer	2008	$128,000	(3)	$9,145	$-0-		$137,145
Alexander K. Andrianov, Vice President Research and Development	2008	$145,000		$12,456	$-0-		$157,456

Name and Principal Position(1)	Year	Salary ($)		Option Awards ($)(4)	All Other Compensation ($)		Total ($)
Herbert M. Stein, President and Chief Executive Officer	2007	$295,000	(2) (3)	$-0-	$280,399	(5)	$575,399
Paul J. Murphy, Vice President Finance and Chief Financial Officer	2007	$160,000	(3)	$11,474	$-0-		$171,474
David B. Meyers (6)	2007	170,000		$7,506	$-0-		$177,506
Alexander K. Andrianov, Vice President Research and Development	2007	$145,000		$10,901	$-0-		$155,901

(1)	Currently, none of the officers of the Company are under employment contracts with the exception of Mr. Herbert M. Stein.

(2)
Mr. Stein is compensated pursuant to an employment agreement of which the initial term ended on January 1, 2007; the agreement is automatically extended for additional two-year periods unless terminated by Mr. Stein or the Board of Directors no later than 120 days prior to the end of the initial term or any successive term. Mr. Stein is entitled to an annual base salary, effective January 1, 2004, of $295,000 which may be increased at the discretion of the Company’s Board of Directors, and annual bonuses as determined by the Company’s Board of Directors.

(3)	In June of 2008, a majority of employees, including Mr. Stein and Mr. Murphy, agreed to reduce their salary by twenty percent (20%).

(4)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2008, in accordance with SFAS 123(R) of awards of stock options and thus include amounts from awards granted in and prior to 2006. Assumptions used in this calculation are included in Part II - Item 8, Financial Statements and Supplementary Data of the Annual Report on Form 10-K, and Notes 2 and 17 of the Financial Statements beginning on F-1 of this Annual Report on Form 10-K, contained therein.

(5)
The Company has been assuming and will continue to assume the legal costs and related expenses of Herbert M. Stein, in connection with the civil case in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida entitled Joseph Shamy v. Herbert M. Stein, case No.: 50 2005 CA 007719 XXXXMB.  Mr. Stein reached a settlement with Mr. Shamy in early 2009. The Company was not a party to this settlement. It is expected that the remaining legal fees to be indemnified by the Company will not be significant.

Index

(6)
Mr. Meyers was formerly our Chief Operating Officer.  Mr. Meyers’ new title is Vice President, Sensor Division.  As a result of this change, Mr. Meyers is no longer subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

(7)	Mr. Stein has not drawn cash compensation since June 30, 2009.

Employment Agreements

In March 2004, the Company entered into an employment agreement with Herbert M. Stein pursuant to which Mr. Stein serves as the Company’s Chief Executive Officer and President, as well as Chairman of the Board of Directors, subject to the rights of the shareholders of the Company to elect the Company’s directors. The employment agreement is for an initial term ended on January 1, 2007 and is automatically extended for additional two-year periods unless terminated by either party no later than 120 days prior to the end of the initial term or any successive term. Mr. Stein is entitled to an annual base salary, effective January 1, 2004, of $295,000, which may be increased at the discretion of the Company’s Board of Directors, and annual bonuses as determined by the Company’s Board of Directors. Upon a change of control of the Company, as defined in the agreement, all stock options held by Mr. Stein shall become fully vested. The Company may terminate the employment agreement with or without cause, as defined in the agreement. In the event of Mr. Stein’s death or disability, the agreement provides that he (or his estate) shall be entitled to accrued salary through the date of termination, any bonus the Board of Directors has determined appropriate, and any proceeds or other benefits from insurance policies or other benefit plans to which he (or his estate) would be entitled. In the event that Mr. Stein’s employment is terminated for cause, he shall only be entitled to accrued salary through the date of termination. In the event that Mr. Stein’s employment is terminated without cause, he shall be entitled to accrued salary through the date of termination, continued base salary payments for the greater of 24 months or the remainder of the term of the agreement, continued medical plan benefits for 24 months following the date of termination, and an amount equal to the highest bonus he has previously received under the agreement, prorated to the date of termination. In the event that Mr. Stein voluntarily terminates his employment, he shall be entitled to accrued salary through the date of termination and an amount equal to the highest bonus he has previously received under the agreement, prorated to the date of termination.

Outstanding Equity Awards At Fiscal Year-End

The following table shows grants of stock options and grants of unvested incentive plan awards as of December 1, 2009, to each of the executive officers named in the Summary Compensation Table.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Herbert M. Stein	300,000	-0-		-0-	$0.950	08/17/2016
	200,000	-0-		-0-	$8.920	06/07/2014
	175,000	-0-		-0-	$8.650	03/25/2014
	200,000	-0-		-0-	$4.080	03/27/2013
	100,000	-0-		-0-	$2.710	01/21/2013
	100,000	-0-		-0-	$5.500	04/03/2012
	350,000	-0-		-0-	$6.300	12/21/2011
	100,000	-0-		-0-	$6.300	08/16/2011
	100,000	-0-		-0-	$6.250	02/12/2011
	80,000	-0-		-0-	$1.240	05/19/2010
Paul J. Murphy	15,000	10,000	(1)	-0-	$0.950	08/17/2016
	48,000	12,000	(2)	-0-	$1.270	06/01/2015
Alexander K. Andrianov	16,000	24,000	(3)	-0-	$0.450	11/19/2017
	36,000	24,000	(4)	-0-	$0.800	09/12/2016

Index

(1)	25,000 options granted on August 17, 2006; vesting at 20% per year beginning at the first anniversary of the grant date.

(2)	60,000 options granted on June 1, 2005; vesting at 20% per year beginning at the first anniversary of the grant date.

(3)	40,000 options granted on November 19, 2007; vesting at 20% per year beginning at the first anniversary of the grant date.

(4)	60,000 options granted on September 12, 2006; vesting at 20% per year beginning at the first anniversary of the grant date.

Termination or Change in Control Arrangements

Other than Mr. Stein’s employment agreement, which may provides for payments in connection with his termination, as discussed above, there are no arrangements with any executive officer that would provide for payments in connection with their termination or a change in control of the Company.

Director Compensation

Directors who are also employees of the Company do not receive compensation for serving as directors. Directors who are not employees of the Company are paid a retainer and are reimbursed for ordinary and necessary travel expenses incurred in connection with attendance at each board meeting. The annual retainer in fiscal 2008 was $5,000. In fiscal 2008, each non-employee director earned $1,250 per quarter. In addition members of both the Audit Committee and Compensation Committee received an annual retainer of $2,000 payable quarterly. During fiscal 2008, the Audit Committee chairperson earned an annual retainer $13,000 and the Compensation Committee chairperson received an annual retainer of $4,000, payable quarterly.  Except for $10,000 paid to Mr. Reynolds for the first two quarters of 2008, director fees remain outstanding and payable.

In addition to the cash compensation discussed above, directors are eligible to participate in the Company’s 2007 Employee, Director and Consultant Stock Option Plan (the “Plan”). Options granted under the Plan to non-employee directors’ vest over a five year period beginning on the first anniversary of the date of grant. Options to purchase 40,000 shares of the Company’s Common stock, at an exercise price of $1.00 per share, vesting over five years, were granted under the Plan during the year ended December 31, 2008 to each of Craig A. Dubitsky, Arthur S. Reynolds, Sheryl B. Stein and Alan W. Tuck.  See Apogee Technology’s 2007 Proxy Statement dated August 1, 2007, for a description of our 1997 and 2007 Employee, Director and Consultant Stock Option Plans.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Craig A. Dubitsky	$5,000	$6,337	$11,337
Arthur S. Reynolds	$20,000	$9,540	$29,540
Sheryl B. Stein	$5,000	$6,337	$11,337
Alan W. Tuck	$11,000	$7,940	$18,940

Securities Authorized For Issuance Under Equity Compensation Plans

The table below provides certain aggregate information with respect to the Company’s former 1997 Employee, Director and Consultant Stock Option Plan and the 2007 Employee, Director and Consultant Stock Option Plan in effect as of December 31, 2008.

Index

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Security Holders(1)	3,068,100	$4.40	479,000

Equity Compensation Plans not Approved by Security Holders	N/A	N/A
Total	3,068,100	$4.40	479,000

 (1)          This primarily consists of grants made under the 1997 Employee, Director and Consultant Stock Option Plan initially approved by the Company’s stockholders in 1997 and 271,000 shares underling options granted pursuant to the 2007 Employee, Director and Consultant Stock Option Plan.  The 1997 Employee, Director and Consultant Stock Option Plan expired by its terms on May 14, 2007.  On August 28, 2008, the stockholders approved the 2007 Employee, Director and Consultant Stock Option Plan.  The 2007 Employee, Director and Consultant Stock Option Plan authorized 750,000 shares eligible for issuance, however the Plan has an “evergreen” feature that replenishes and restores the Plan to a maximum of 750,000 shares eligible for issuance per year provided, however in no event shall the number of shares eligible for issuance under the Plan be greater than 7% of the number of shares of Common Stock outstanding on a fully diluted basis on the close of business on the on the day prior to the increase.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 1, 2009 concerning the beneficial ownership of Common stock by each Stockholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common stock, each current member of the Board of Directors, each executive officer named in the Summary Compensation Table, and all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

	Shares Beneficially Owned (1)
Name and Address**	Number		Percent
Herbert M. Stein 71 Fairlee Road, Waban, MA 02468	3,444,674	(2)	28.39%
H.M. Stein Associates C/o Herbert M. Stein 71 Fairlee Road, Waban, MA 02468	1,466,334	(3)	12.09%
David Spiegel 129 Morgan Drive, Norwood, MA 02062	1,920,232	(4)	15.83%
Sheryl B. Stein 150 East 57th Street, New York, NY 10022	900,470	(5)	7.42%
Leo Spiegel 3720 South Ocean Boulevard Unit 801, Highland Beach, FL 33487	793,386		6.54%
Alan W. Tuck	327,500	(6)	2.70%
Arthur S. Reynolds	86,500	(7)	*
Paul J. Murphy	63,000	(8)	*
Alexander K. Andrianov	52,000	(9)	*
Craig A. Dubitsky	40,000	(10)	*
All executive officers and directors as a group (7 persons)	4,914,144	(11)	33.81%

*	Represents beneficial ownership of less than 1% of the Company’s outstanding shares of common stock.

Index

**	Addresses are given for beneficial owners of more than 5% of the Company’s outstanding stock only.

(1)   The number of shares of common stock issued and outstanding on December 1, 2009 was 12,132,332. The calculation of percentage ownership of each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 1, 2009, including shares of common stock subject to options and/or warrants held by such person at December 1, 2009 and exercisable within 60 days thereafter. On December 28, 2005, Apogee filed a Form 8-K with the SEC announcing that the Board of Directors approved the accelerated vesting of certain unvested stock options awarded to employees and non-employee members of the Board of Directors. As a result of the Board’s approval, the vesting provisions for options covering approximately 880,000 underlying shares of common stock were accelerated. Approximately 665,000 of the underlying Shares, of the total accelerated, belong to executive officers and non-employee members of the Board of Directors. The Board only accelerated the vesting of those options having exercise prices in excess of $2.00 per share and did not accelerate the vesting of any options with exercise prices below $2.00 per share. The persons and entities named in the table have sole voting and investment power with respect to all Shares shown as beneficially owned by them, except as noted below.

(2)
Includes 91,100 shares of common stock owned directly by Mr. Stein, 1,705,000 shares of common stock which may be purchased by Mr. Stein upon the exercise of fully vested options, 70,840 shares of common stock which may be purchased by Mr. Stein upon exercise of fully vested warrants, 111,400 shares of common stock owned by Mr. Stein’s wife, and 1,466,334 shares of common stock owned by H.M. Stein Associates (“HMSA”).

(3)
The partners of HMSA are Herbert M. and Renee Stein, their daughters, Erica, Sheryl and Sharyn and Fairlee Corporation. Mr. Stein has an 8% general partnership interest in HMSA. Mr. Stein and his wife, Renee Stein, are the sole stockholders of Fairlee Corporation, which has a 1% general partnership interest in HMSA. Mr. Stein disclaims beneficial ownership of 91% of such shares.

(4)
Includes 1,731,232 shares of common stock owned directly by Mr. Spiegel, 99,400 shares of common stock which may be purchased by Mr. Spiegel upon exercise of fully vested warrants, 200 shares of common stock owned by Mr. Spiegel’s wife and 400 shares of common stock owned by Mr. Spiegel’s wife as custodian for two minor children. Includes 82,700 shares of common stock owned by The Spiegel Family Limited Partnership, 6,300 shares of common stock which may be purchased by The Spiegel Family Limited Partnership upon exercise of fully vested warrants.  Mr. Spiegel has sole voting and investment power with respect to these shares, but disclaims beneficial ownership of 68% of such shares.

(5)
Includes 260,400 shares of common stock owned directly by Ms. Stein, 120,000 shares of common stock which may be purchased by Ms. Stein upon exercise of fully vested options.  Includes 19,400 shares of common stock owned by H.M. Stein & Co. and 500,670 shares of common stock owned by HMSA.

(6)
Includes 127,000 shares of common stock owned directly by Mr. Tuck, 130,500 shares of common stock which may be purchased by Mr. Tuck upon exercise of fully vested options, 60,000 shares owned by Mr. Tuck’s wife and 10,000 shares held in a trust for Mr. Tuck’s brother of which Mr. Tuck disclaims beneficial ownership.

(7)	Includes 86,500 shares of common stock which may be purchased by Mr. Reynolds upon exercise of fully vested options.

(8)	Includes 63,000 shares of common stock which may be purchased by Mr. Murphy upon exercise of fully vested options.

(9)	Includes 52,000 shares of common stock which may be purchased by Mr. Andrianov upon exercise of fully vested options.

(10)	Includes 40,000 shares of common stock which may be purchased by Mr. Dubitsky upon exercise of fully vested options.

(11)	Includes 2,197,000 shares of common stock which may be purchased upon exercise of fully vested options, 186,290 shares of common stock which may be purchased upon exercise of fully vested warrants.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In April 1997, the Company moved its principal executive offices to a facility owned by Mr. David Spiegel, a major shareholder of the Company. On October 1, 2001 the Company signed a 24-month lease for this facility, expiring September 30, 2003. Subsequently, the Company signed two lease extensions. The most recent lease extension expired on December 31, 2005.

Index

The Company is currently renting this facility on a month-to-month basis. The Company rents the facility for $4,400 per month effective October 1, 2001. Rent paid during 2007, 2006 and 2005 amounted to $158,400 in the aggregate. The Company believes that amounts paid pursuant to this lease are at or below market value.

Policy for Approval of Related Transactions

Pursuant to the written charter of our Audit Committee, the Audit Committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any of the following persons has or will have a direct or indirect material interest:

•	our executive officers;

•	our directors;

•	the beneficial owners of more than 5% of our securities;

•	the immediate family members of any of the foregoing persons; and

•	any other persons whom the Board determines may be considered related persons.

•	loans by directors and executive officers to Apogee “See Note 7 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

For purposes of these procedures, “immediate family members” means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, and any person (other than a tenant or employee) sharing the household with the executive officer, director or 5% beneficial owner.

In reviewing and approving such transactions, the Audit Committee shall obtain, or shall direct our management to obtain on its behalf, all information that the committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion shall be held of the relevant factors if deemed to be necessary by the committee prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of the committee. This approval authority may also be delegated to the chairman of the Audit Committee in some circumstances. No related person transaction shall be entered into prior to the completion of these procedures.

The Audit Committee or its chairman, as the case may be, shall approve only those related person transactions that are determined to be in, or not inconsistent with, the best interests of us and our stockholders, taking into account all available facts and circumstances as the committee or the chairman determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, the benefits of the transaction to us; the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions that would be available to unrelated third parties or to employees generally. No member of the Audit Committee shall participate in any review, consideration or approval of any related person transaction with respect to which the member or any of his or her immediate family members is the related person.

Item 14.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Miller Wachman LLP, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and December 31, 2007, and fees billed for other services rendered by Miller Wachman LLP during those periods.

Index

	2008*	2007
Audit fees:(1)	$60,620	$66,240
Audit related fees:(2)	-0-	-0-
Tax fees:(3)	7,380	14,828
All other fees:(4)	-0-	-0-
Total	$68,000	$81,068

(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2) The Company incurred no fees in this category during fiscal years 2008 and 2007.

(3) Tax fees consist principally of assistance with matters related to tax compliance and reporting.

(4) The Company incurred no fees in this category during fiscal years 2008 and 2007.

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

Index

PART IV

Item 15.	EXHIBITS.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No	Description
3.1	Certificate of Incorporation of Apogee Technology, Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-KSB, as amended (File No. 000-17053).
3.2	Certificate of Amendment of the Certificate of Incorporation of Apogee Technology, Inc. as filed with the Secretary of State of the State of Delaware on August 29, 2007.
3.3	Amendment of Certificate of Incorporation of Apogee Technology, Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant's Form 10-QSB, as amended (File No. 000-17053).
3.4
Certificate of Amendment to Certificate of Incorporation of Apogee Technology, Inc., incorporated herein by reference from Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File. No. 000-30656).

3.5
Restated By-Laws of Apogee Technology, Inc., incorporated herein by reference from Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 (File. No. 000-30656).

4.1	Apogee Technology, Inc. Amended and Restated Common stock Purchase Warrant, filed with the Current Report on Form 8-K, dated December 7, 2005 (File No. 001-10456).
4.2	Form of Biscayne Capital Markets, Inc. Warrant, incorporated herein by reference from Exhibit 10.7 to the Registrant’s Form 8-K as filed on August 9, 2005 (File No. 001-10456).
4.3	Form of Warrant previously filed on a Current Report on Form 8-K, August 29, 2008 as an exhibit to a Current Report on Form 8-K.
4.4	Form of Warrant previously filed on a Current Report on Form 8-K, September 10, 2008 as an exhibit to a Current Report on Form 8-K.
4.5	Form of Warrant previously filed on a Current Report on Form 8-K, October 30, 2008 as an exhibit to a Current Report on Form 8-K.
10.1	1997 Employee, Director and Consultant Stock Plan.
10.2*
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
10.4
Asset Purchase Agreement dated as of October 5, 2005, by and among SigmaTel, Inc., Apogee Technology, Inc., certain stockholders, and with respect to the provisions of Section 8.15 only, David B. Meyers, incorporated herein by reference from Exhibit 99.1 to the Registrant’s Form 8-K as filed on October 7, 2005 (File No. 001-10456).

10.5
Indemnification Agreement dated as of October 5, 2005, among SigmaTel, Inc., Apogee Technology, Inc., Herbert M. Stein, H.M. Stein Associates, and Sheryl B. Stein. incorporated herein by reference from Exhibit 99.3 to the Registrant’s Form 8-K as filed on October 7, 2005 (File No. 001-10456).

10.6*
Transfer Employment and Royalty Agreement, dated May 11, 2004 and incorporated herein by reference from Exhibit 10.16 to the Registrant’s Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 001-10456).

10.7	2007 Employee, Director and Consultant Stock Plan.
10.8	Promissory Note dated as of December 11, 2007 by and between Apogee Technology, Inc. and Herbert M. Stein, previously filed on December 14, 2007 as an exhibit to a Current Report on Form 8-K.
10.9	Promissory Note dated as of December 11, 2007 by and between Apogee Technology, Inc. and David Spiegel, previously filed on December 14, 2007 as an exhibit to a Current Report on Form 8-K..
10.10
Promissory Note dated as of August 27, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein previously filed on a Current Report on Form 8-K, August 29, 2008 as an exhibit to a Current Report on Form 8-K.

10.11
Promissory Note dated as of August 27, 2008 by and between Apogee Technology, Inc. and David Spiegel previously filed on a Current Report on Form 8-K, August 29, 2008 as an exhibit to a Current Report on Form 8-K.

10.12
Promissory Note dated as of September 5, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein previously filed on a Current Report on Form 8-K, September 10, 2008 as an exhibit to a Current Report on Form 8-K.

Index

10.13
Promissory Note dated as of September 5, 2008 by and between Apogee Technology, Inc. and David Spiegel previously filed on a Current Report on Form 8-K, September 10, 2008 as an exhibit to a Current Report on Form 8-K.

10.14
Promissory Note dated as of September 5, 2008 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan previously filed on a Current Report on Form 8-K, September 10, 2008 as an exhibit to a Current Report on Form 8-K.

10.15
Promissory Note dated as of September 5, 2008 by and between Apogee Technology, Inc. and Robert Schacter, as Custodian for Tyler Schacter UTMA/CA previously filed on a Current Report on Form 8-K, September 10, 2008 as an exhibit to a Current Report on Form 8-K.

10.16
Promissory Note dated as of September 5, 2008 by and between Apogee Technology, Inc. and Robert Schacter as Custodian for Tyler Schacter UTMA/CA previously filed on a Current Report on Form 8-K, September 10, 2008 as an exhibit to a Current Report on Form 8-K.

10.17
Promissory Note dated as of October 27, 2008 by and between Apogee Technology, Inc. and Herbert M. Stein  previously filed on a Current Report on Form 8-K, October 30, 2008 as an exhibit to a Current Report on Form 8-K.

10.18
Promissory Note dated as of October 27, 2007 by and between Apogee Technology, Inc. and David Spiegel previously filed on a Current Report on Form 8-K, October 30, 2008 as an exhibit to a Current Report on Form 8-K.

10.19
Promissory Note dated as of October 27, 2008 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan previously filed on a Current Report on Form 8-K, October 30, 2008 as an exhibit to a Current Report on Form 8-K.

23	Consent of Independent Accountants
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer.
32	Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer.

* Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Where a document is incorporated by reference from a previous filing, the exhibit number of the document in that previous filing is indicated in parentheses after the description of such document.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.
/s/ Herbert M. Stein
By:
Herbert M. Stein, President
Chief Executive Officer,
Chairman of the Board

Date:  December 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Herbert M. Stein
		President, Chief Executive Officer	December 18, 2009
	Herbert M. Stein	and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Paul J. Murphy
		Chief Financial Officer	December 18, 2009
	Paul J. Murphy	Vice President of Finance and Treasurer
(Principal Financial Office and Principal Accounting Officer)

By:	/s/ Craig A. Dubitsky
		Director	December 18, 2009
Craig A. Dubitsky

By:	/s/ Arthur S. Reynolds
		Director	December 18, 2009
Arthur S. Reynolds

By:	/s/ Sheryl B. Stein
		Director	December 18, 2009
Sheryl B. Stein

By:	/s/ Alan W. Tuck
		Director	December 18, 2009
Alan W. Tuck

Index

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

APOGEE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm.	F-1
Consolidated Balance Sheets-December 31, 2008 and December 31, 2007	F-2
Consolidated Statements of Operations-Years Ended December 31, 2008 and 2007 and for the period from October 1, 2008 (date re-entering development stage) through December 31, 2008	F-3
Consolidated Statements of Stockholders’ Deficiency-Years ended December 31, 2008 and 2007 and for the period from October 1, 2008 (date re-entering development stage) through December 31, 2008	F-4
Consolidated Statements of Cash Flows-Years Ended December 31, 2008 and 2007 and for the period from October 1, 2008 (date re-entering development stage) through December 31, 2008	F-5
Notes to Consolidated Financial Statements	F-6

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Apogee Technology, Inc.

We have audited the accompanying consolidated balance sheets of Apogee Technology, Inc. and Subsidiary (a development stage company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2008 and for the period from re-entering the development stage on October 1, 2008 through December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has had recurring operating losses, has negative cash flows from operations of approximately $2,000,000, negative working capital of approximately $4,200,000 and a stockholders’ deficiency of approximately $4,000,000, is in arrears with a majority of its vendors, and is in default on a majority of its promissory notes.   Additionally, the Company received a “Wells Notice” from the Securities and Exchange Commission in October 2009 concerning its non-compliance with and violation of its rules and regulations.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1.  The viability of the Company is dependent upon the continued forbearance of its creditors, its ability to successfully raise sufficient funds to meet its obligations and to successfully develop and market its technology.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the 2007 consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Apogee Technology, Inc. and Subsidiary as of December 31, 2007, and the results of its operations, stockholders’ deficiency and cash flow for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Because of the significance of the uncertainty described in the third paragraph, we are unable to express, and do not express, an opinion on the 2008 consolidated financial statements referred to in the first paragraph.

/s/ Miller Wachman LLP
Boston, Massachusetts
December 18, 2009

- F1 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2008	DECEMBER 31, 2007

ASSETS

Current assets
Cash and cash equivalents	$—	$320,524
Accounts receivable, net of allowance for doubtful accounts of $9,377 in 2008 and $10,570 in 2007, respectively	—	10,536
Inventories, net	—	—
Prepaid expenses and other current assets	8,335	86,763

Total current assets	8,335	417,823

Property and equipment, net	111,152	183,445

Other assets
Patents	148,889	269,694
Exclusive licensing, net	—	26,009

	$268,376	$896,971

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Bank overdraft	$49,236	$—
Accounts payable and accrued expenses	2,267,273	745,545
Officer loans and notes payable	783,524	250,000
Shareholder loans and notes payable	882,431	150,000
Other loans and notes payable	259,622	—

Total current liabilities	4,242,086	1,145,545

Stockholders’ deficiency
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized, none issued and outstanding.
Common stock, $0.01 par value per share; 40,000,000 shares authorized, 12,132,332 issued and outstanding at December 31, 2008 and 11,968,332 issued and outstanding at December 31, 2007.	121,323	119,683
Additional paid-in capital	18,786,046	18,492,308
Accumulated deficit	(21,891,704)	(18,860,565)
Accumulated deficit during development stage	(989,375)	—

Total stockholders’ deficiency	(3,973,710)	(248,574)
	$268,376	$896,971

The accompanying notes are an integral part of these consolidated financial statements.

- F2 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,		Cumulative from Re-entering of Development Stage on October 1, 2008 through December 31, 2008
	2008	2007

Revenues
Product sales	$21,951	$150,172	$—
Royalties	63,499	—	—

	85,450	150,172	—

Costs and expenses
Product sales	696	1,570	—
Research and development	1,558,042	1,339,324	479,080
Selling, general and administrative	2,381,182	2,141,517	438,600

	3,939,920	3,482,411	917,680

Loss from operations	(3,854,470)	(3,332,239)	(917,680)

Other income (expense)

Interest and other expense	(174,931)	(1,778)	(72,379)
Interest and other income	8,887	129,014	684

	(166,044)	127,236	(71,695)

Net loss	$(4,020,514)	$(3,205,003)	$(989,375)

Basic and diluted loss per common share	$(0.33)	$(0.27)	$(0.08)

Weighted average common sharesoutstanding – basic and diluted	12,086,195	11,985,428	12,132,332

The accompanying notes are an integral part of these consolidated financial statements.

- F3 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Deficit During the Development Stage	Total
Balance January 1, 2007	11,968,332	$119,683	$18,396,909	$(15,655,562)	$—	$2,861,030

Net loss	—	—	—	(3,205,003)	—	(3,205,003)
Issuance of stock	65,000	650	35,100	—	—	35,750

Cancellation of stock	(65,000)	(650)	(35,100)	—	—	(35,750)

Stock based compensation for employees and directors	—	—	95,399	—	—	95,399

Balance at December 31, 2007	11,968,332	$119,683	$18,492,308	$(18,860,565)	$—	$(248,574)

Net loss	—	—	—	(3,031,139)	(989,375)	(4,020,514)

Issuance of stock	164,000	1,640	150,880	—	—	152,520

Discount on warrants	—	—	67,757	—	—	67,757

Stock based compensation for employees and directors	—	—	75,101	—	—	75,101

Balance at December 31, 2008	12,132,332	$121,323	$18,786,046	$(21,891,704)	$(989,375)	$(3,973,710)

The accompanying notes are an integral part of these consolidated financial statements.

- F4 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,		Cumulative from Re-entering of Development Stage on October 1, 2008 through December 31, 2008
	2008	2007

Cash flows from operations
Net loss	$(4,020,514)	$(3,205,003)	$(989,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(1,193)	(2,675)	—
Provision for slow moving, excess and obsolete inventory	—	(169,712)	—
Depreciation and amortization	121,519	79,703	57,451
Stock compensation expense for employees and directors	75,101	95,400	28,379
Original issue discount	55,334	—	22,484
Termination of patent license fee	22,329	—	—
Patent impairment	188,407	40,000	188,407
Changes in operating assets and liabilities:			—
Accounts receivable	11,729	3,334	—
Inventories	—	169,712	—
Prepaid expenses and other current assets	78,429	(17,298)	26,779
Accounts payable and accrued expenses	1,521,728	35,360	395,039

Net cash used in operating activities	(1,947,131)	(2,971,179)	(270,836)

Cash flows from investing activities
Purchases of property and equipment	(8,322)	(44,698)	—
Patent costs	(104,826)	(100,991)	(22,116)
Leasehold Improvements	—	(2,250)	—
License fee	—	(11,778)	—

Net cash used by investing activities	(113,148)	(159,717)	(22,116)

Cash flows from financing activities
Bank overdraft	49,236	—	49,236
Proceeds for shareholder loans and notes payable	735,000	150,000	115,000
Proceeds from officer loans and notes payable	535,000	250,000	25,000
Proceeds from other loans and notes payable	268,000	—	108,000
Proceeds from sale of equity securities	152,519	—	—

Net cash provided by financing activities	1,739,755	400,000	297,236

Increase/decrease in cash and cash equivalents	(320,524)	(2,730,896)	4,284

Cash and cash equivalents — beginning	320,524	3,051,420	(4,284)

Cash and cash equivalents — ending	$—	$320,524	$—

Supplemental Cash Flow Information:
Cash paid for interest	$7,700	$—	$—
Warrants issued in connection with notes payable – non-cash	$67,757	$—	$10,955
Income taxes	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

- F5 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

1.	The Company and Basis of Presentation

The Company

Apogee Technology, Inc., (“Apogee”, “we”, “us” or “our”) is developing PyraDerm™, a proprietary intradermal drug delivery system for vaccines and other pharmaceuticals that we intend to market to pharmaceutical and medical device companies.  Until March 31, 2009, we were also engaged in the development of IntellaPAL™, a proprietary sensor-based health monitoring systems for the elderly care and other markets that we intended to manufacture and market to individuals and health organizations. Our two major business activities were organized under our Life Science Group and our Health Monitoring Products Group.  Apogee is currently considered to be a development stage company, as defined by Statement of Financial Accounting Standards No. 7.

Our Life Science Group is developing PyraDerm an advanced intradermal drug delivery system to meet the needs of patients, health insurers and companies developing pharmaceuticals, as well as, governments and international health organizations. We believe PyraDerm™ has advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and other pharmaceuticals. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and demonstrated its potential for intradermal immunization in vivo. We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support its commercialization. Upon the completion of in vitro and in vivo evaluation of PyraDerm™, if successful, we intend to pursue licensing/development or partnership agreements with pharmaceutical companies interested in our technologies.

We have operated as a technology research and development stage company since October 1, 2008, under Statement of Financial Accounting Standards No. 7.  We have not yet generated revenue from our principal operations. During the fiscal year ended December 31, 2008, due to our limited resources, we have invested these resources predominately in the development of our Life Science Group.  Consequently, in 2009, we closed down operations of our Health Monitoring Products Group.  Costs associated with the closing of this group, as well as the termination of related employees are not material.  Our sole focus is and will remain on the development and growth of our Life Science Group.

In 2008, the majority of our revenue was derived from royalties received as a result of an agreement between Apogee and Freescale (formerly SigmaTel, Inc.) whereby SigmaTel, Inc. agreed to pay Apogee a percentage of the royalties it received from STMicroelectronics NV (“ST”) in exchange for supporting their royalty negotiations with ST, as well as revenue from the sale of the remaining DDX inventory.  Upon acceptance by Freescale of lower royalty payments, the arrangement agreed to between Freescale and Apogee in April 2008 was cancelled.  No future revenue is expected under this arrangement.

In 2007, the majority of our revenue was derived from the sale of the remaining DDX IC inventory primarily as a result of the recognition of all the deferred distributor revenue. We expect that future revenue, if any, will initially be the result of potential licensing and development revenues resulting from the grant of rights to our intellectual property. We need to secure additional funding to support operations.

Basis of Presentation

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has recurring operating losses, negative cash flows from operations, negative working capital of approximately $4.2 million and stockholder’s deficiency of approximately $4.0 million, is in arrears with substantially all of its vendors, has unpaid payroll, payroll withholding and payroll taxes and is in default on a majority of its Promissory Notes. On December 11, 15, 16 and 18, 2009, Apogee received an additional $133,000 from Herbert M. Stein and David Spiegel.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009. This raises substantial doubt about its ability to continue as a going concern. Net losses were approximately $4.0 million and negative cash flows from operations were approximately $1.9 million for the twelve months ended December 31, 2008.  Given our current cash position, net losses and negative cash flows from operations and our outstanding current obligations, we will not be able to continue as a going concern without raising additional capital which is not assured.

- F6 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

We had an overdraft of approximately $49,000 at December 31, 2008.  See Note 19 - Subsequent Events – Additional Financing.  As of December 18, 2009, we had cash of $4,000.

The long-term success of Apogee is dependent upon our ability to raise additional funds to continue our operations, pay our outstanding liabilities and to successfully develop and market our technologies and products and to attain profitable operations. Although we have modified our business strategy to improve near-term financial performance, there can be no assurance that we will be able to obtain funds, to generate sufficient revenue, if any, or become profitable or that additional funds will be available to us on acceptable terms, if at all.  Accordingly, we may be unable to implement current plans.  In addition, if sufficient capital cannot be obtained, Apogee may be forced to cease operations.  In the event that any future financing is affected, to the extent it includes equity securities; the holders of the common stock may experience additional dilution.  In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case, the holders of securities may be unable to recoup any of their investment.

We are in the process of attempting to secure sufficient financing to meet our current obligations and to continue development of our technology. In the interim, short-term debt financing has been provided by Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors, an individual investor and others, and has been utilized to keep product development moving forward.  Additionally, cost cutting measures, including salary reduction for non-PyraDerm employees, diminished sensor development, deferral of capital expenditures, and reduced general spending have been instituted until such time as financing is secured, if ever.

Due to the early stages of development of our products, we cannot estimate at this time the amounts of cash or the length of time that will be required to bring our products under development to market.  It is expected that such costs will be funded not only by external funding, if available, but also through partnership activities.  Without additional financing, we will be unable to continue operations.

On October 28, 2009, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission, which states the staff’s intent to recommend that the Commission institute a public administrative proceeding against the Company, alleging that it violated Section 13(a) of the Securities Exchange Act of 1934.  In connection with the contemplated proceedings, the staff may seek a suspension or revocation of registration of each class of the Company’s registered securities. Also, the staff may consider whether contempt proceedings in a federal district court are appropriate.  The Company submitted a response to this letter on November 16, 2009.  Should suspension or revocation of our stock occur, the Company’s ability to raise additional funding may be severely impacted.

- F7 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Accounting Principles

The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America.

Consolidated Financial Statements

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

2.             Summary of Significant Accounting Policies

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements: Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The following policies apply to Apogee’s two sales categories for revenue recognition. Sales to end users (“OEM”):  revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer’s representative/freight forwarder. We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date we have experienced minimal warranty returns.

We record royalty revenue when earned in accordance with the underlying agreements. Consulting and licensing revenue is recognized as services are performed.

In April of 2008, SigmaTel, Inc. agreed to pay Apogee a percentage of the royalties it received from STMicroelectronics NV (“ST”) in exchange for supporting their royalty negotiations with ST. As a result of this agreement, Apogee received approximately $63,000 during the year ended December 31, 2008. On November 4, 2008 Apogee was notified by STMicroelectronics NV that they had reached an agreement with Freescale (formerly SigmaTel, Inc.) reducing the quarterly royalties due Freescale.  The original agreement was a result of the transaction with SigmaTel, Inc. (“SigmaTel”) whereby we sold certain assets of our audio division, including the DDX technology and the associated royalties from our license agreement with ST, for approximately $9.78 million.  Upon acceptance by Freescale of the lower royalty payments, the arrangement agreed to between Freescale and Apogee in April 2008 was cancelled.  No further revenue is expected under this arrangement.

- F8 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding.  Potential common stock consists of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.  The calculation of diluted net loss per share excludes potential common stock as the effect is anti-dilutive. The weighted average number of shares of common stock outstanding used to compute basic loss per share for 2008 and 2007 amounted to 12,086,195 and 11,985,428, respectively.

Research and Development

Costs for research and development are expensed as incurred.

Legal Fees

We record legal costs (such as fees and expenses of external lawyers and other service providers) when incurred or when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated if invoices have not been received.  Legal fees incurred pursuant to filing patent applications are capitalized as part of the patent costs.

Contingencies

Apogee is involved in and/or indemnifies others in various legal proceedings.  Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.  See Note 10 - Indemnification Arrangements with our Executives and Others.

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

Inventories purchase commitment losses

Apogee accrues for estimated losses on non-cancelable purchase orders, which may occur if the future sales price declines below the committed purchase price.  There are no outstanding significant purchase commitments of product inventory at December 31, 2008 and no provisions were required at December 31, 2008 or 2007.

- F9 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

Patents

Costs incurred to register and obtain patents are capitalized and amortized on a straight-line basis over five years, their estimated useful lives. Management performs analysis for impairment on a regular basis.

Exclusive License Fee

We capitalized license fees paid to third parties for costs associated with the exclusive rights to their patents.  We amortize these fees over a period of four years.  During 2008, Apogee terminated the 2006 license agreement with the University of Akron Research Foundation and expensed the remaining license fees.  In addition, during 2008, we expensed an additional $30,000, which represented the minimum royalty due under this terminated license agreement.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

We carry trade receivables from customers less an allowance for doubtful accounts to ensure that trade receivables are carried at net realizable value.  On a periodic basis, we evaluate the collectibility of our accounts receivable based on a variety of factors, including length of time receivables are past due, indication of customer ability to pay, significant one-time events and historical experience.   Accounts receivable are generally considered past due if any portion of the receivable balance is outstanding for more than 90 days.  If circumstances related to our customers change, estimates of the recoverability of receivables would be further adjusted.

Advertising

Advertising costs are expenses when incurred and were not significant for the twelve months ended December 31, 2008 and 2007.

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

- F10 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

Effective January 1, 2006, we adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, stock compensation costs recognized beginning January 1, 2006 include (a) compensation cost for all stock-based compensation payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R), and (b) compensation cost for all stock-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  Due to the adoption of SFAS 123(R), included in our net loss for the twelve months ended December 31, 2008 and 2007 were stock-based compensation charges of approximately $75,000 and $95,000, respectively.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of SFAS No. 162.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS contains disclosure requirements which are intended to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for our Company as of January 1, 2009. We currently do not expect any significant impact on our results of operations, financial position or cash flows as a result of the adoption of this new accounting standard. However, the adoption of SFAS No. 141R will impact the accounting for any business combinations occurring subsequent to December 31, 2008.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (the Codification).  The Codification will be the single source of authoritative nongovernmental U.S. accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature.  The Codification eliminates the hierarchy of generally accepted accounting standards (“GAAP”) contained in SFAS No. 162 and establishes one level of authoritative GAAP.  All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  There will be no change to our consolidated financial statements upon adoption.  In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value,”  which makes amendments to Subtopic 820-10, “ Fair Value Measurements and Disclosures—Overall”  for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  Topic 820 assumes that the fair value of a financial instrument is the price that would be paid to transfer a liability in an orderly transaction between market participants. However, most liabilities have restrictions that do not allow them to be transferred and as such there is not a market for transferring the liabilities. ASU 2009-05 states that in the absence of a market for the liability a company can use:

- F11 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

1.	The quoted price of the identical liability when traded as an asset
2.	a quoted price for similar liabilities or similar liabilities when traded as assets; or
3.	another valuation technique that is consistent with the principles of Topic 820 such as a present value technique.

When using any of these techniques, companies are to apply all of the provisions of Topic 820 including guidelines for assessing whether the market is active and orderly.  We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of ASU 2009-05.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.  Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws.  See Note 13 – Income Taxes and Tax Loss Carryforwards.

3.	Accounts Receivable

Accounts Receivable at December 31, 2008 and December 31, 2007 are comprised of the following:

	December 31, 2008	December 31, 2007
Distributor	$—	$1,650
Direct customers	9,377	19,456
	$9,377	$21,106

Less allowance for doubtful accounts	(9,377)	(10,570)

Net accounts receivable	$—	$10,536

4.	Property and Equipment

Property and equipment at December 31, 2008 and December 31, 2007 are comprised of the following:

	December 31, 2008	December 31, 2007

Equipment	$189,781	$181,459
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	92,892

	$337,663	$329,341

Less accumulated depreciation	(226,511)	(145,896)

	$111,152	$183,445

- F12 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Depreciation expense was $49,652 and $41,025 for the years ended December 31, 2008 and 2007, respectively.

The estimated useful lives of the classes of physical assets are as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease or useful life of asset

5.             Asset Impairment

At December 31, 2007, we recorded an Intangible Asset impairment charge of $40,000 to reflect lower than anticipated revenues from our MEMS sensor product line.  This charge is based on estimates by management and was recorded against $100,000 of intangible assets associated with MEMS intellectual property acquired in 2004.

At December 31, 2008, we recorded a patent impairment charge of approximately $188,000 to reflect a decline in valuation of certain patent applications due to a technology decision we made subsequent to year end.  In addition, at December 31, 2008, we amortized approximately $37,000 of patent application related expenses.

The value of Patent costs are summarized in the table below:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value

December 31, 2007	$309,694	—	(40,000)	$269,694
December 31, 2008	$414,523	(37,227)	(228,407)	$148,889

Estimated Amortization is as follows:

Year ended December 31,
2009	37,227
2010	37,227
2011	37,227
2012	37,208

6.             Accounts Payable and Accrued Expenses

Accrued expenses are included in accounts payable on the Balance Sheet. Accounts payable and accrued expenses are as follows:

Accounts Payable	December 31, 2008	December 31, 2007

Legal and accounting expenses	$1,612,000	$463,000
Consulting expenses	137,000	92,000
Interest owed to Promissory Note holders	113,000	1,800
Corporate insurance expenses	5,000	60,000
Director and Advisory Committee fees	43,000	13,000
Rent expenses	18,000	—
Other expenses	184,000	17,200
	$2,112,000	$647,000

- F13 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Accrued Expenses	December 31, 2008	December 31, 2007

Accrued audit expenses	$60,000	$63,000
Accrued legal expenses	15,000	7,000
Accrued consulting expenses	56,000	1,000
Other accrued expenses	24,000	28,000
	$155,000	$99,000

7.	Promissory Notes, Loans and Warrants

During the twelve months ended December, 31, 2008, Apogee received proceeds from unsecured interest-bearing promissory notes and loans in the amounts of $535,000 from Mr. Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors, $735,000 from Mr. David Spiegel, a major shareholder, $240,000 from Mr. Robert Schacter et al and $28,000 from others.  These promissory notes and loans are payable upon demand, not  subject to premium or penalty for prepayment, bear simple interest of 8% per annum, and are to be repaid in 180 days.  An additional 4% interest will be charged after maturity.    As of December 31, 2008, total unpaid interest is approximately $113,000.

Through December 31, 2008, Apogee has received total proceeds from loans and promissory notes of $785,000, $885,000, $240,000 and $28,000 from Mr. Stein, Mr. Spiegel, Mr. Schacter and others, respectively, as detailed below:

Promissory Notes and Loans Due To David Spiegel

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	8.00%
July 28, 2008	50,000	January 24, 2009	8.00%	8.00%
August 12, 2008	35,000	February 8, 2009	8.00%	8.00%
August 27, 2008	35,000	February 23, 2009	8.00%	8.00%
September 5, 2008	35,000	March 4, 2009	8.00%	8.00%
October 27, 2008	35,000	April 25, 2009	8.00%	8.00%
January 6, 2009	80,000	July 5 2009	8.00%	8.00%
	$885,000

- F14 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Promissory Notes and Loans Due To Herbert M. Stein

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
Ju1y 15, 2008	30,000	January 11, 2009	8.00%	8.00%
July 28, 2008	50,000	January 24, 2009	8.00%	8.00%
August 12, 2008	35,000	February 8, 2009	8.00%	8.00%
August 27, 2008	35,000	February 23, 2009	8.00%	8.00%
September 5, 2008	35,000	March 4, 2009	8.00%	8.00%
October 27, 2008	25,000	April 25, 2009	8.00%	8.00%
	$785,000

Promissory Notes and Loans Due To Robert Schacter et al

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

September 5, 2008	$140,000	March 4, 2009	8.00%	8.00%
October 27, 2008	100,000	April 25, 2009	8.00%	8.00%
	$240,000

- F15 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Promissory Notes and Loans Due To Others

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

July 28, 2008	$20,000	March 4, 2009	8.00%	8.00%
October 27, 2008	6,000	April 25, 2009	8.00%	8.00%
January 6, 2009	500	July 5, 2009	8.00%	8.00%
February 17, 2009	1,500	August 16, 2009	8.00%	8.00%
	$28,000

The promissory notes issued to Messrs. Stein and Spiegel on December 11, 2007, February 21, 2008, March 20, 2008, April 1, 2008, May 15, 2008, June 16, 2008 and June 18, 2008 for an aggregate of $1,140,000 are incurring a post-maturity rate of interest 12% compounded monthly.  The promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 90 days for the December 11, 2007 and 180 days for the remaining promissory notes.  The effective interest rate is approximately 18%.

The following tables represent the net payable due as of December 31 2008:

	Officer Loans Herbert M. Stein	Shareholder Loans David Spiegel	Total

Total proceeds from Loans and Promissory Notes	$785,000	$885,000	$1,670,000
Discount (Fair Market Value of Warrants)	(1,476)	(2,569)	(4,045)
	$783,524	$882,431	$1,665,955

As of December 31, 2008, unpaid interest of $55,561 and $52,186 was due to Mr. Stein and Mr. Spiegel, respectively.

	Robert Schacter et al	Others	Total

Total proceeds from Loans and Promissory Notes	$240,000	$28,000	$268,000
Discount (Fair Market Value of Warrants)	(8,128)	(250)	(8,378)
	$231,872	$27,750	$259,622

As of December 31, 2008 unpaid interest of $5,071 and $828 is due to Mr. Schacter and others, respectively.

- F16 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

The Carrying value of the Promissory Notes approximates the Fair Value due to their relatively short-term maturity.

In connection with the issuance of the promissory notes, we issued warrants to purchase our common stock.  Each warrant expires three years from issue date with an exercise price of $1.00 per share.  These warrants represent, in the aggregate, an underlying seventy-three thousand five hundred (73,500) shares of common stock for Mr. Spiegel, an underlying fifty-three thousand five hundred (53,500) shares of common stock for Mr. Stein, an underlying thirty-nine thousand (39,000) shares of common stock for Mr. Schacter et al, and an underlying two thousand six hundred fifty (2,650) shares of common stock for others.  These warrants were issued as added consideration for the notes.  These warrants include customary terms and include a cashless or net exercise provision for exercise. The values of these warrants were determined by using the Black Scholes valuation model.

- F17 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

The following tables detail the warrants issued and assumptions used.

David Spiegel
Date of Warrant	Number of Warrants	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.4582%	$0.3462	$3,462.00
March 20, 2008	10,000	$0.70	3 Years	$1.00	1.71	99.8746%	$0.3867	$3,867.00
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.0092%	$0.5052	$2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.7826%	$0.5036	$2,518.00
June 16, 2008	6,500	$0.63	3 Years	$1.00	3.33	104.1254%	$0.3555	$2,310.75
June 18, 2008	5,000	$0.61	3 Years	$1.00	3.19	104.0719%	$0.3397	$1,698.50
July 15, 2008	5,000	$0.87	3 Years	$1.00	2.70	104.5535%	$0.5429	$2,714.50
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.5450%	$0.4481	$2,240.60
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.9349%	$0.4488	$1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.2618%	$0.5331	$1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.2112%	$0.5404	$1,891.40
October 27, 2008	3,500	$0.60	3 Years	$1.00	1.83	108.8258%	$0.3431	$1,200.85
January 6, 2009	8,000	$0.75	3 Years	$1.00	1.10	108.8013%	$0.4566	$3,652.80
Total	73,500							$31,518.95

Herbert M. Stein Spiegel
Date of Warrant	Number of Warrants	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.4582%	$0.3462	$3,462.00
March 20, 2008	5,000	$0.70	3 Years	$1.00	1.71	99.8746%	$0.3867	$1,933.50
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.0092%	$0.5052	$2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.7826%	$0.5036	$2,518.00
June 16, 2008	3,500	$0.63	3 Years	$1.00	3.33	104.1254%	$0.3555	$1,244.25
June 18, 2008	4,000	$0.61	3 Years	$1.00	3.19	104.0719%	$0.3397	$1,358.80
July 15, 2008	3,000	$0.87	3 Years	$1.00	2.70	104.5535%	$0.5429	$1,628.70
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.5450%	$0.4481	$2,240.60
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.9349%	$0.4488	$1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.2618%	$0.5331	$1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.2112%	$0.5404	$1,891.40
October 27, 2008	2,500	$0.60	3 Years	$1.00	1.83	108.8258%	$0.3431	$857.75
Total	53,500							$23,097.55

- F18 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Other Warrants
Date of Warrant	Number of Warrants	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value
Robert Schacter et al*
September 5, 2008	14,000	$0.86	3 Years	$1.00	2.44	106.2112%	$0.5404	$7,565.60
October 27, 2008	25,000	$0.60	3 Years	$1.00	1.83	108.8258%	$0.3431	$8,577.50
Others
July 28, 2008	2,000	$0.75	3 Years	$1.00	2.90	104.5450%	$0.4460	$892.00
October 27, 2008	600	$0.60	3 Years	$1.00	1.83	108.8258%	$0.3431	$205.86
January 6, 2009	50	$0.75	3 Years	$1.00	1.10	108.8013%	$0.4566	$22.83
	41,650							$17,263.79

* 10,000 and 25,000 warrants issued in the name of TYJO Corporation Money Purchase Pension Plan, 2,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and 2,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA.

8.	Stockholders’ Deficiency

Preferred Stock

At our Annual Meeting held on August 28, 2007, our shareholders approved an Amendment to the Amended and Restated Certificate of Incorporation creating 5 million shares of undesignated Preferred Stock.  These shares will have future rights and preferences to be determined at the sole discretion of our Board of Directors.  No shares of preferred stock were issued in 2008 and 2007.

Common stock

On April 9, 2008, Apogee sold 164,000 shares of our common stock to accredited investors at a price of $1.00 per share.  The net proceeds to Apogee were $152,520, which we used for general working capital and corporate purposes.  The shares of Apogee’s common stock were issued and sold in a private placement in reliance on an exemption from registration provided by Section 4(2) of Securities Act of 133, as amended, and Rule 506 of Regulation D promulgated thereunder.  The shares of common stock issued in this private placement were not registered under the Securities Act of 1933 and may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements.

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

- F19 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Stock Options

During the twelve months ended December 31, 2008, we awarded each non-employee member of the Board of Directors options to purchase 40,000 shares of common stock, at an exercise price of $1.00 per share. These options were granted under the 2007 Employee, Director and Consultant Stock Option Plan and vest over five years beginning at the first anniversary of the date of grant.

During the twelve months ended December 31, 2007, we awarded certain employees options to purchase 64,000 and 101,000, shares of common stock, in the aggregate, at exercise prices ranging from $0.45 to $1.20 per share.  In addition, the Board of Directors awarded to members of our Medical Advisory Board options to purchase 20,000 and 10,000 shares, in the aggregate, at exercise prices ranging from $0.45 to $1.36 per share. These options were granted under the 1997 and 2007 Employee, Director and Consultant Stock Option Plans. The options granted to the employee vest over five years beginning at the first anniversary of the date of grant.  The options granted to the member of the Medical Advisory Board have vested. All of the options awarded under the new 2007 Employee, Director and Consultant Stock Option Plan are unregistered.

9.	Related Party Transactions

Apogee rents our facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, we are renting the facility on a month-to-month basis.  Rent expense was $52,800 for the fiscal years ended December 31, 2008 and 2007.  Rent has been accrued and remains unpaid since September 2008.

10.	Legal and Related Indemnification Arrangements with our Executives and Others

Apogee has been assuming and will continue to assume the legal costs and related expenses of Herbert M. Stein, in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein, Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted on August 10, 2005 in Palm Beach Court Circuit Court, Joseph Shamy has sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee, for fraud and breach of fiduciary duty in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In October 2009, a Court entered a Final Judgment against Mr. Stein.  Apogee was not a party to this settlement. It is expected that the remaining legal fees to be indemnified by Apogee will not be significant.  Through December 1, 2009, we have incurred approximately $881,000 toward this indemnification.  For the twelve months ended December 31, 2008 and 2007, we have incurred approximately $230,000 and $280,000 of this amount, respectively.  It is expected that the remaining legal fees to be indemnified by the Company will not be significant.

The Company first became aware of an investigation by the SEC in May 2005. The subject matter of this investigation is the Company's prior revenue recognition practices that were addressed in the Company's restatement of its financial statements for the fiscal year ended December 31, 2004. As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as amended, Apogee’s Audit Committee, with the assistance of independent counsel, conducted an investigation into Apogee’s historical accounting practices that resulted in the implementation of remedial actions. See our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, for detail regarding the restatement.

In July 2008, Apogee, it’s Chief Executive Officer and other employees received notifications from the Staff of the SEC relating to the Staff's 2005 investigation. These notifications, known as “Wells Notices,” stated that the Staff is considering recommending that the Commission bring enforcement actions against the Company and certain employees, based on alleged violations of certain provisions of the federal securities laws, including Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Wells Notice sent to the Company indicates that in any action actually brought against the Company, the Staff would seek an injunction against future violations of the federal securities laws as relief.

- F20 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

On May 19, 2009, the Securities and Exchange Commission (“commission”) filed a settled enforcement  action against the Company, one employee, and one former employee (“Others”) in connection with a with the revenue recognition practices.  Each of the defendants has agreed to settle this matter, without admitting or denying the allegations of the Commission’s complaint.  Apogee and others agreed to the entry of a final judgment permanently enjoining them from variously violating or aiding and abetting violations of Sections of the Securities Act of 1933, and Sections of the Securities Exchange Act of 1934, and various Rules.  The others also agreed to financial and other sanctions.  See Note -19 Subsequent Events.

As of March 31, 2009, Apogee’s Directors and Officers Liability Insurance was cancelled due to non-payment.  Apogee may be required to pay any uninsured claims and related costs.

11.	Loss Per Common Share

See Note 2 – Loss Per Share

12.	Employee Retirement 401(k) Plan

Apogee sponsors a 401(k) retirement plan for the benefit of its employees.  The plan imposes no contribution requirement or liability upon Apogee.  Plan participation is voluntary and unconditional to all employees over 18 and plan contributions are discretionary to the limits allowed by the Internal Revenue Code and are immediately 100% vested. There were no employer contributions during 2008 or 2007.

13.	Tax Loss Carryforwards

The components of the provision (benefit) for income taxes consisted of the following:

	December 31, 2008	December 31, 2007

Federal deferred	(1,200,000)	$(1,090,000)
State deferred	(220,000)	(192,000)
Increase in valuation allowance	1,420,000	1,282,000

Provision (benefit) for income taxes	$—	$—

A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

Statutory Federal rate benefit	34%
State, net of Federal effect	6
Valuation allowance for period	(40)

Effective rate	—%

- F21 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

The significant components of our deferred assets and liabilities consist of the following:

	December 31, 2008	December 31, 2007
Long-term assets
Net operating loss carryforwards	6,400,000	$5,200,000
Research and development credits and other	330,000	300,000
Less valuation reserve	(6,730,000)	(5,500,000)

Net deferred tax assets	$—	$—

The valuation reserve increased by approximately $1.2 million in 2008, primarily due to the generation of net operating loss carryforwards and credits for which realization is not reasonably assured.

The following approximates the net loss carryforwards we have available in the future for Federal and State tax purposes.

	December 31, 2008	December 31, 2007
Net operating loss carryforwards
Federal	$19,000,000	$15,000,000
State	$12,000,000	$9,200,000

Business credits available in the future:

	December 31, 2008	December 31, 2007
Business credits available in the future
Federal	$940,000	$980,000
State	$330,000	$300,000

The net operating loss carryforwards will begin to expire in 2018 for Federal tax purposes and in 2009 for State tax purposes.  The Federal and State credits will begin to expire in 2017.

Significant changes in our ownership may substantially reduce the available carryforwards and related tax benefits.

14.	Supplemental Cash Flow Information

For the fiscal year ended December 31 2008, we recorded approximately $175,000 in interest expense of which approximately $7,700 was paid.

15.	Stock Based Compensation
.
Included in our net loss for the year ended December 31, 2008 was a stock based compensation charge of approximately $75,000 due to the adoption of SFAS 123(R).  This compares to a compensation charge of approximately $95,000 for the year ended December 31, 2007. Stock-based compensation costs are based on the fair value calculated from the Black-Scholes option-pricing model on the date of grant for stock options.

- F22 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

The fair value of stock options are amortized as compensation expense as earned, which is generally over the options’ vesting period.

In anticipation of adopting SFAS 123(R), we evaluated the assumptions used in the Black-Scholes model. Apogee continues to calculate the expected volatility based solely on historical volatility. We believe that historical volatility provides the best estimate of future stock price volatility.

We estimate the expected life of the option and determine a risk-free rate based on U.S. Treasury issues with remaining terms similar to the expected life of the option.  We have never paid cash dividends and do not currently intend to pay cash dividends.  Additionally, we have estimated an expected term of 7.5 years, expected volatility of approximately 106% and risk free interest rate of 3.285%.

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

A summary of the Apogee’s stock compensation activity with respect to the twelve months ended December 31, 2008 and 2007 follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2006	2,899,100	$4.6512	6.4563
Granted	195,000	0.8071	—
Exercised	—	—	—
Cancelled, forfeited or expired	(156,000)	(1.6613)	—
Outstanding at December 31, 2007	2,938,100	4.5548	5.9352
Granted	160,000	1.0000
Exercised	—	—	—
Cancelled, forfeited or expired	(30,000)	(0.9350)
Outstanding at December 31, 2008	3,068,100	4.4048	5.1333

Vested at December 31, 2008	2,589,600	5.0457	4.5511

Exercisable at December 31, 2008	2,589,600	$5.0457	4.5511

The following table summarizes information about options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Vested Number Exercisable	Weighted Average Exercise Price

$0.25 — 1.69	1,169,900	7.1737	$1.0023	691,400	$1.0476
$2.71 — 6.50	1,299,200	3.2599	5.4017	1,299,200	5.4017
$8.45 — 12.15	599,000	5.3136	8.8883	599,000	8.8883

Total at December 31, 2008	3,068,100	5.1532	$4.4049	2,589,600	$5.0457

- F23 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

During the twelve months ended December 31, 2008, Apogee granted options to purchase 160,000 shares of its common stock at a weighted average fair market value of $0.7405.  No options were exercised during the fiscal year ended December 31, 2008.  In addition, during the twelve months ended December 31, 2008, options to purchase 131,500 shares of Apogee common stock vested.  The weighted average exercise price of these options was $0.9475.  Total stock based compensation expense for the fiscal year ended December 31, 2008 was approximately $75,000.  Total stock based compensation expense for the fiscal year ended December 31, 2007 was approximately $95,000. As of December 31, 2008, approximately 478,000 options to purchase approximately 478,000 shares of Apogee Common Stock with an approximate value of 153K are not yet vested.

16.	Commitments and Contingencies

Leases

We did not have any operating leases at December 31, 2008 or December 31, 2007.

Employment Contract

On June 7, 2004, Apogee entered into a three-year employment contract with its chief executive officer and president whereby he will receive an annual salary of $295,000.    Apogee’s board of directors will annually consider granting increases in salary, as well as potential bonuses.  In June of 2008, in order to reduce overhead expenses, a 20% pay cut was imposed on most officers and employees including the chief executive officer.  This employment contract automatically renews for successive periods of two years unless either party notifies the other of its intension not to renew.

17.	Supplementary Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for the 12 months ended December 31, 2008 and 2007 are as follows: (in thousands, except per share data):

	2008
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue	$22	$26	$38	$—
Costs and expenses	1,098	1,170	754	918
Operating loss	(1,076)	(1,144)	(716)	(918)
Net loss	(1,088)	(1,172)	(771)	(989)
Basic and diluted loss per common share	(0.09)	(0.10)	(0.06)	(0.08)

	2007
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue	$53	$65	$14	$18
Costs and expenses	798	864	794	1,026
Operating loss	(745)	(799)	(780)	(1,008)
Net loss	(713)	(775)	(713)	(1,004)
Basic and diluted loss per common share	(0.06)	(0.06)	(0.06)	(0.9)

- F24 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

18.	Notification of Delisting

We were notified by the American Stock Exchange (AMEX) on November 2, 2007 that the period provided to us by AMEX to regain compliance with its continued listing requirements had expired without our having regained compliance with the relevant continued listing standards. As a result, the staff of the AMEX notified us of their intent to remove our common stock from the AMEX by filing a delisting application with the Securities and Exchange Commission (the “SEC”) pursuant to Section 1009(d) of the AMEX Company Guide (the “Company Guide”), and Rule 12d2-2 of the Securities Exchange Act of 1934, as amended.

On December 12, 2007, a hearing with the Listings Qualifications Panel was conducted.  Subsequently, we were notified that the Listings Qualification Panel upheld their decision to cease the continue listing of our stock.  We immediately began the transitioning process to the Over-the-Counter Bulletin Board® and/or the Pink Sheets© LLC.

On January 23, 2008, we announced that our shares will be quoted on the Over-the-Counter Bulletin Board® under the symbol “ATCS.OB”.

In May of 2009, our shares began being quoted in the Pink Sheets LLC under the symbol “ATCS.PK.”  Our removal from the OTC Bulletin Board was a result of lack of timely filing of the Company’s Annual Report on Form 10-K.

19.	Subsequent Events

Management has evaluated subsequent events through December 18, 2009, the date the financial statements were issued.

Additional Financings

The following table details all financings subsequent to our year ended December 31, 2008:

Date of Promissory Note and Warrant	Amount Of Note	Maturity Date	Interest	Number Of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value Of Warrants
Herbert M. Stein
February 2, 2009	$30,000	August 1, 2009	8.00%	3,000	1.27	109.0427%	$0.4188	$1,256.40
February 17, 2009	$10,000	August 16, 2009	8.00%	1,000	1.22	109.0432%	$0.5219	$521.90
March 19, 2009	$25,900	September 15, 2009	8.00%	2,590	1.21	109.8067%	$0.4057	$1,050.76
April 13, 2009	$33,000	October 9, 2009	8.00%	3,300	1.27	110.5920%	$0.3469	$1,144.77
May 18, 2009	$12,000	November 14, 2009	8.00%	1,200	1.36	111.7741%	$0.4288	$514.56
July 1, 2009	$20,000	December 28, 2009	8.00%	2,000	1.57	128.9334%	$0.6295	$1,259.20
November 5, 2009	$42,500	May 4, 2010	8.00%	4,250	1.44	131.4589%	$0.7681	$3,264.43
November 25, 2009	$1,500
December 11, 2009	$52,000
December 14, 2009	$25,000
December 16, 2009	$5,000
	$256,900

- F25 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Date of Promissory Note and Warrant	Amount Of Note	Maturity Date	Interest	Number Of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value Of Warrants
David Spiegel
March 19, 2009	$64,000	September 15, 2009	8.00%	6,400	1.21	109.8067%	$0.4057	$2,596.46
May 19, 2009	$35,000	November 15, 2009	8.00%	3,500	1.37	111.7484%	$0.4288	$1,500.80
June 10, 2009	$25,000	December 7, 2009	8.00%	2,500	2.00	126.1055%	$0.3959	$989.75
July 1, 2009	$32,000	December 28, 2009	8.00%	3,200	1.57	128.9334%	$0.6295	$2,014.40
November 5, 2009	$103,000	May 4, 2010	8.00%	10,300	1.44	131.4589%	$0.7681	$7,911.43
November 18, 2009	$17,000
December 14, 2009	$21,000
December 18, 2009	$30,000
	$327,000

Date of Promissory Note and Warrant	Amount Of Note	Maturity Date	Interest	Number Of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value Of Warrants
Robert Schacter et al
January 8, 2009	$100,000	July 7, 2009	8.00%	25,000	1.16	108.8562%	$0.5777	$14,442,50
February 2, 2009	$50,000	August 1, 2009	8.00%	12,500	1.27	109.0427%	$0.4188	$5,235.00
February 17, 2009	$50,000	August 16, 2009	8.00%	12, 500	1.22	109.0432%	$0.5219	$6,523.75
March 19, 2009	$50,000	September 15, 2009	8.00%	12,500	1.21	109.8067%	$0.4057	$5,071.25
April 13, 2009	$20,000	October 10, 2009	8.00%	5,000	1.27	110.5920%	$0.3469	$1,734.50
June 10, 1009	$25,000	December 7, 2009	8.00%	6,250	2.00	126.1055%	$0.3959	$2,474.38
November 5, 2009	$50,000	May 4, 2010	8.00%	20,000	1.44	131.4589%	$0.7681	$15,362.00
	$345,000

Date of Promissory Note and Warrant	Amount Of Note	Maturity Date	Interest	Number Of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value Of Warrants
Spiegel Family Limited Partnership
April 13, 2009	$31,000	October 10, 2009	8.00%	3,100	1.27	110.5920%	$0.3469	$1,075.39
May 18 ,2009	$32,000	November 14, 2009	8.00%	3,200	1.36	111.7741%	$0.4288	$1,372.16
	$63,000

- F26 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Date of Promissory Note and Warrant	Amount Of Note	Maturity Date	Interest	Number Of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value Of Warrants
Leo Spiegel
February 17, 2009	$35,000	February 17, 2009	8.00%	8,750	1.22	109.0432%	$0.5219	$4,566.63
November 5, 2009	$10,000	May 4, 2010	8.00%	1,000	1.44	131.4589%	$0.7681	$768.10
	$45,000

Date of Promissory Note and Warrant	Amount Of Note	Maturity Date	Interest	Number Of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value Of Warrants
JAZFund LLC
April 13, 2009	$30,000	October 10, 2009	8.00%	7,500	1.27	110.5920%	$0.3469	$2,601.75

Date of Promissory Note and Warrant	Amount Of Note	Maturity Date	Interest	Number Of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value Of Warrants
Erica Stein
November 5, 2009	$60,000	May 4, 2010	8.00%	15,000	1.44	131.4589%	$0.7681	$11,521.50

Date of Promissory Note and Warrant	Amount Of Note	Maturity Date	Interest	Number Of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value Of Warrants
Others
February 17, 2009	$2,000	August 16, 2009	8.00%	200	1.22	109.0432%	$0.5219	$104.38
March 19, 2009	$500	September 15, 2009	8.00%	50	1.21	109.8067%	$0.4057	$20.29
April 13 2009	$500	October 10, 2009	8.00%	50	1.27	110.5920%	$0.3469	$17.35
May 19, 2009	$500	November 15, 2009	8.00%	50	1.37	111.7484%	$0.4288	$21.44
November 30, 2009	$2,563		8.00%	256
	$6,063

All warrants have been issued at an exercise price of $1.00, had a three-year term and were issued as added consideration for the additional $999,963 as of December 1, 2009 and all loans to Apogee are still outstanding as well as the accrued interest.  Once loans reach maturity, interest is compounded monthly and increased by 4 percentage points.

Wages, Payroll Withholding and Payroll Taxes

- F27 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Due to Apogee’s financial condition, payroll taxes and payroll withholding have remained unpaid since July 1, 2009.  We have accrued payroll taxes and withholdings based upon our employees gross wages. In addition, we had not paid wages to employees for the four weeks ended December 10, 2009 of approximately $40,000.  As of December 10, 2009, approximately $85,000 was owed to Federal and State authorities.  Additionally, Apogee has accrued $25,000 for penalties and interest on such amounts.  On December 11, 15, 16, and 18, 2009, Apogee received an additional $133,000 from Herbert M. Stein and David Spiegel.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009.

Other

Subsequent to year end, Apogee closed down operations of the Health Monitoring Product Group.  Costs associated with this cessation of operations as well as the termination of employees associated with this Group are not material.  Apogee’s sole focus will remain on developing and growing the Life Science Group.

Notification from the Securities and Exchange Commission

On May 19, 2009, the Securities and Exchange Commission (“commission”) filed a settled enforcement  action against the Company, one employee, and one former employee (“Others”) in connection with a with the revenue recognition practices.  Each of the defendants has agreed to settle this matter, without admitting or denying the allegations of the Commission’s complaint.  Apogee and others agreed to the entry of a final judgment permanently enjoining them from variously violating or aiding and abetting violations of Sections of the Securities Act of 1933, and Sections of the Securities Exchange Act of 1934, and various Rules.  The others also agreed to financial and other sanctions.

SEC Administrative Proceedings

Due to its financial condition, the Company had been unable to fund payments to its auditors as well as its financial printer. Accordingly, the Company has not filed its 2008 Annual Report on 10-K, as well as quarterly reports on Form 10-Q for the quarters ending March 31, 2009, June 30, 2009, and September 30, 2009. Additionally, it had not timely filed a Form 8-K and related Form 4’s.

On October 28, 2009, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission, which states the staff’s intent to recommend that the Commission institute a public administrative proceeding against the Company, alleging that it violated Section 13(a) of the Securities Exchange Act of 1934.

In connection with the contemplated proceedings, the staff may seek a suspension or revocation of each class of the Company’s registered securities. Also, the staff may consider whether contempt proceedings in a federal district court are appropriate.  The Company submitted a response to this letter as of November 16, 2009.  Suspension or revocation may substantially impact the Company’s ability to obtain funding.

- F28 -