Form 10-Q
period 2009-03-31
APOGEE TECHNOLOGY INC
filed 2010-01-15
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or such shorter periods that the registrant was required to submit and post such files).  Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 	Non-accelerated filer  ( Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of January 8, 2010, there were 12,132,332 shares of Common Stock, $0.01 par value per share outstanding.

APOGEE TECHNOLOGY, INC.
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1 -	Financial Statements
	Unaudited Consolidated Balance Sheets at March 31, 2009 and December 31, 2008	3

	Unaudited Consolidated Statements of Operations and Accumulated Deficit for the Three Months Ended March 31, 2009 and March 31, 2008 and for the period from October 1, 2008 (date re-entering development stage) through March 31, 2009	4

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and March 31, 2008 and for the period from October 1, 2008 (date re-entering development stage) through March 31, 2009	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3 -	Quantitive and Qualitative Disclosures about Market Risk	36

Item 4T -	Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings	37

Item 1A -	Risk Factors	38

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3 -	Defaults Upon Senior Securities	41

Item 4T -	Submission of Matters to a Vote of Security Holders	42

Item 5 -	Other Information	42

Item 6 -	Exhibits	42

Signatures		44

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31,	DECEMBER 31,
	2009	2008

ASSETS

Current assets
Cash and cash equivalents	$2,498	$—
Accounts receivable, net of allowance for doubtful accounts of $9,377 in 2009 and 2008	—	—
Prepaid expenses and other current assets	24,285	8,335

Total current assets	26,783	8,335

Property and equipment, net	95,113	111,152

Other assets
Patents, net	128,017	148,889

	$249,913	$268,376

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Bank overdraft	$—	$49,236
Accounts payable and accrued expenses	2,409,897	2,267,273
Officer loans and notes payable	881,782	783,524
Shareholder loans and notes payable	944,686	882,431
Other loans and notes payable	609,493	259,622

Total current liabilities	4,845,858	4,242,086

Commitments and Contingencies	—	—

Stockholders’ deficiency
Preferred stock, par value $0.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 12,132,332 issued and outstanding at March 31, 2009 and December 31, 2008	121,323	121,323
Additional paid-in capital	18,854,606	18,786,046
Accumulated deficit	(21,891,704)	(21,891,704)
Accumulated deficit during development stage	(1,680,170)	(989,375)

Total stockholders’ deficiency	(4,595,945)	(3,973,710)
	$249,913	$268,376

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
 (Unaudited)

	THREE MONTHS ENDED MARCH 31,		Cumulative from Re-entering Development Stage on OCTOBER 1, 2008 to
	2009	2008	MARCH 31, 2009

Revenues
Product sales	$—	$21,951	$—
Royalties	—	—	—

	—	21,951	—

Costs and expenses
Product sales	—	696	—
Research and development	274,670	413,087	753,750
Selling, general and administrative	331,614	684,331	770,215

	606,284	1,098,114	1,523,965

Loss from operations	(606,284)	(1,076,163)	(1,523,965)

Other income (expense)

Interest and other expense	(84,617)	(13,477)	(156,996)
Interest and other income	106	1,243	791

	(84,511)	(12,234)	(156,205)

Net loss	$(690,795)	$(1,088,397)	$(1,680,170)

Accumulated deficit - beginning	$(22,881,079)	$(18,860,568)	$—

Accumulated deficit - ending	(23,571,874)	(19,948,965)	(1,680,170)

Basic and diluted loss per common share	$(0.06)	$(0.09)	$(0.14)

Weighted average common shares outstanding - basic and diluted	12,132,332	11,968,332	12,132,332

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	THREE MONTHS ENDED MARCH 31,		Cumulative from Re-entering Development Stage on OCTOBER 1, 2008 to
	2009	2008	MARCH 31, 2009

Cash flows from operations
Net loss	$(690,795)	$(1,088,397)	$(1,680,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	—	(1,193)	—
Depreciation and amortization	25,645	22,140	83,096
Stock compensation expense for employees and directors	23,495	18,245	51,874
Original issue discount	25,049	1,855	47,534
Patent impairment	17,267	—	205,674
Changes in operating assets and liabilities:
Accounts receivable	—	11,729	—
Prepaid expenses and other current assets	(15,950)	16,502	10,829
Accounts payable and accrued expenses	142,623	381,196	537,661

Net cash used in operating activities	(472,666)	(637,923)	(743,502)

Cash flows from investing activities
Purchases of property and equipment	—	(7,082)	—
Patent costs	(6,000)	(14,701)	(28,116)

Net cash used by investing activities	(6,000)	(21,783)	(28,116)

Cash flows from financing activities
Cash overdraft	(49,236)	—	(4,284)
Proceeds for shareholder loans and notes payable	95,000	250,000	210,000
Proceeds from officer loans and notes payable	98,900	200,000	123,900
Proceeds from other loans and notes payable	336,500	—	444,500

Net cash provided by financing activities	481,164	450,000	774,116

Increase (decrease) in cash and cash equivalents	2,498	(209,706)	2,498

Cash and cash equivalents — beginning	—	320,524	—

Cash and cash equivalents — ending	$2,498	$110,818	$2,498

Supplemental Cash Flow Information:
Cash paid for interest	$—	$5,933	$—
Warrants issued in connection with notes payable – non-cash	$45,065	$12,724	$55,907
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

1.	The Company and Basis of Presentation

The Company

Apogee Technology, Inc., (“Apogee”, “we”, “us” or “our”) is developing PyraDerm(TM), a proprietary intradermal drug delivery system for vaccines and other pharmaceuticals that we intend to market to pharmaceutical and medical device companies.  Until March 31, 2009, we were also engaged in the development of IntellaPAL(TM), a proprietary sensor-based health monitoring systems for the elderly care and other markets that we intended to manufacture and market to individuals and health organizations. Our two major business activities were organized under our Life Science Group and our Health Monitoring Products Group.  Apogee is currently considered to be a development stage company, as defined by Statement of Financial Accounting Standards No. 7.

Apogee is developing PyraDerm, an advanced intradermal drug delivery system, to meet the needs of patients, health insurers and companies developing pharmaceuticals, as well as governments and international health organizations. We believe PyraDerm(TM) has advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and other pharmaceuticals. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and demonstrated its potential for intradermal immunization in vivo. We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support its commercialization. Upon the completion of in vitro and in vivo evaluation of PyraDerm(TM), if successful, we intend to pursue licensing/development or partnership agreements with pharmaceutical companies interested in our technologies.

We have operated as a technology research and development stage company since October 1, 2008, under Statement of Financial Accounting Standards No. 7.  We have not yet generated revenue from our principal operations. During the fiscal year ended December 31, 2008, and continuing to date,  due to our limited resources, we invested these resources predominately in the development of our Life Science Group.  As of March 31, 2009, we closed down operations of our Health Monitoring Products Group.  Costs associated with the closing of this group, as well as the termination of related employees are not material.  Our sole focus is and will remain on the development and growth of our Life Science Group.

Basis of Presentation

The information from our consolidated balance sheet as of December 31, 2008 included in this Quarterly Report on Form 10-Q has not been audited for the reasons set forth in the Report of Independent Registered Accounting Firm dated December 18, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on December 18, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has recurring operating losses, negative cash flows from operations, negative working capital of approximately $4.8 million and stockholder’s deficiency of approximately $4.6 million, is in arrears with substantially all of its vendors, and is in default on a majority of its Promissory Notes.  This raises substantial doubt about our ability to continue as a going concern. Net losses were approximately $691,000 and negative cash flows from operations were approximately $473,000 for the three months ended March 31, 2009.  Given our current cash position, net losses and negative cash flows from operations and our outstanding current obligations, we will not be able to continue as a going concern without raising additional capital which is not assured.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

We had approximately $2,500 cash balance at March 31, 2009.  As of January 15, 2010, we had cash of approximately $2,500.   See Note 13 - Subsequent Events – Additional Financings.

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

We are in the process of attempting to secure sufficient financing to meet our current obligations and to continue development of our technology.  We have been working to obtain financing from outside investors for more than 24 months, but have not yet been successful.  In the interim, short-term debt financing has been provided by Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors, an individual investor and others, and has been utilized to keep product development moving forward.  Additionally, cost cutting measures, including salary reduction for non-PyraDerm employees, diminished sensor development, deferral of capital expenditures, and reduced general spending, have been instituted until such time as financing is secured, if ever.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

Consolidated Financial Statements

The financial statements include the accounts of Apogee Technology, Inc., and its wholly owned inactive subsidiary, DUBLA, Inc. All significant intercompany transactions and accounts have been eliminated.

In management’s opinion all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2009 or any other period.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding.  Potential common stock consists of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.  The calculation of diluted net loss per share excludes potential common stock as the effect is anti-dilutive. The weighted average number of shares of common stock outstanding used to compute basic net loss per share for the three months ended March 31, 2009 and 2008 amounted to 12,132,332 and 11,968,332, respectively.

Research and Development

Costs for research and development are expensed as incurred.

Legal Fees

We record legal costs (such as fees and expenses of outside legal counsel and other service providers) when incurred or when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated if invoices have not been received.  Legal fees incurred pursuant to patent applications are part of the patent costs and capitalized.

Contingencies

Apogee is involved in and/or indemnifies others in various legal proceedings.  Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.  See Note 10 – Legal and Related Indemnification with our Executives and Others.

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

Asset Impairment Charges

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The conditions considered include whether or not the asset has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable.  Management performs analysis for impairment on a regular basis.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

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

Advertising

Advertising costs are expenses when incurred and were not significant for the three months ended March 31, 2009 and 2008.

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

Stock-Based Compensation

We account for our stock based compensation as permitted by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards, “Accounting for Stock-Based Compensation” (SFAS 123(R)).

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

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

Apogee’s stock compensation activity with respect to the three months ended March 31, 2009 is summarized below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2008	3,068,100	$4.4048
Granted	—
Exercised	—
Cancelled or expired	44,000	0.5136
Outstanding at March 31, 2009	3,024,100	$4.4615	4.8976

Vested at March 31, 2009	2,578,900	$5.0643	4.3361

Exercisable at March 31, 2009	2,578,900	$5.0643	4.3361

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

The following table summarizes information about options outstanding as of March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Term	Price	Exercisable	Price

$0.25 — 1.69	1,125,900	6.9815	$1.0214	680,700	$1.0553
$2.71 — 6.59	1,299,200	3.0135	$5.4017	1,299,200	$5.4017
$8.45 — 12.15	599,000	5.0672	$8.8883	599,000	$8.8883

Total at March 31, 2009	3,024,100	4.8976	$4.4615	2,578,900	$5.0643

During the three months ended March 31, 2009 and 2008, no options were granted.  No options were exercised during the three months ended March 31, 2009 and 2008.  During the three months ended March 31, 2009, options to purchase 5,300 shares of Apogee common stock vested. The weighted average fair value of these options was $0.6243. During the three months ended March 31, 2009 options to purchase 44,000 shares of Apogee common stock were cancelled.  Total stock-based compensation expense was approximately $23,500 and $18,000 for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, approximately 445,000 options to purchase approximately 445,000 shares of Apogee common stock with an approximate value of $130,000 are not yet vested.

Recent Accounting Pronouncements

Management does not believe there are any recently issued but not yet effective accounting pronouncements that will have a material effect on our financial statements and results of operation.

3.	Accounts Receivable

Accounts receivable at March 31, 2009 and December 31, 2008 are comprised of the following:

Accounts Receivable	March 31,	December 31,
	2009	2008

Distributor	$—	$—
Direct customers	9,377	9,377
	$9,377	$9,377

Less allowance for doubtful accounts	$(9,377)	(9,377)

Net accounts receivable	$—	$—

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

4.	Property and Equipment

Property and equipment at March 31, 2009 and December 31, 2008 are comprised of the following:

Property and Equipment	March 31,	December 31,
	2009	2008

Equipment	$189,781	$189,781
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	92,892

	$337,663	$337,663

Less accumulated depreciation	(242,550)	(226,511)

	$95,113	$111,152

Depreciation expense was $8,141 and $12,191 for the three months ended March 31, 2009 and 2008, respectively.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

5.	Asset Impairment

We recorded a patent impairment charge of approximately $17,000 at March 31, 2009.  These patent applications were related to our Health Monitoring Group which was closed down as of March 31, 2009.  In addition, for the 3 months ended March 31, 2009, we amortized approximately $9,600 of patent application related expenses.

The values of patent costs are summarized in the table below:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value

December 31, 2008	$414,523	(37,227)	(228,407)	$148,889
March 31, 2009	$420,524	(46,833)	(245,674)	$128,017

Estimated Amortization is as follows:

Year ended December 31,
Nine months ended December 2009	24,431
2010	34,129
2011	34,129
2012	34,128
2013	1,200

6.	Accounts Payable and Accrued Expenses

Accrued expenses are included in accounts payable on the Balance Sheet. Accounts payable and accrued expenses are as follows:

Accounts Payable
	March 31,	December 31,
	2009	2008

Legal and accounting	$1,679,000	$1,612,000
Consulting expenses	85,000	137,000
Interest owed to Promissory Note holders	173,000	113,000
Corporate insurance expenses	3,000	5,000
Director and Advisory Committee fees	58,000	43,000
Rent expenses	31,000	18,000
Other expenses	206,000	184,000

	$2,235,000	$2,112,000

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

Accrued Expenses
	March 31,	December 31,
	2009	2008

Accrued audit expenses	$83,000	$60,000
Accrued legal expenses	15,000	15,000
Accrued consulting expenses	46,000	56,000
Other accrued expenses	30,000	24,000

	$174,000	$155,000

7.	Promissory Notes, Loans and Warrants

During the three months ended March 31, 2009, Apogee received $530,400 in proceeds from unsecured interest-bearing promissory notes in the amounts of $98,900 from Mr. Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors, $64,000 from Mr. David Spiegel, a major shareholder, $31,000 from The Spiegel Family Limited Partnership, $270,000 from Mr. Robert Schacter et al, $35,000 from Leo Spiegel, $30,000 from JAZFund LLC, and $1,500 from others.  These promissory notes are payable upon demand, not  subject to premium or penalty for prepayment, bear simple interest of 8% per annum, and are to be repaid in 180 days.  An additional 4% interest will be charged after maturity.  As of March 31, 2009, total unpaid interest of approximately $173,200 is due, consisting of $79,800 to Mr. Stein, $77,700 to Mr. Spiegel, $13,700 to Mr. Robert Schacter et al and $2,000 to others.

Through March 31, 2009, Apogee has received total proceeds from loans and promissory notes of approximately $2.5 million, consisting of $949,000, $883,900, $510,000, and $125,500 from Mr. Spiegel, Mr. Stein, Mr. Schacter and others, respectively.

As of March 31, 2009, promissory notes in the amount of $1,690,000 are in default and accruing post-maturity interest.

Promissory Notes and Loans Due To David Spiegel

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
	$949,000

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

Promissory Notes and Loans Due To Herbert M. Stein

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16, 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
	$883,900

Promissory Notes and Loans Due To Robert Schacter et al

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

September 5, 2008	$140,000	March 4, 2009	8.00%	12.00%
October 27, 2008	100,000	April 25, 2009	8.00%	12.00%
January 8, 2009	100,000	July 7, 2009	8.00%	12.00%
February 2, 2009	50,000	August 1, 2009	8.00%	12.00%
February 17, 2009	50,000	August 16, 2009	8.00%	12.00%
March 19, 2009	50,000	September 15, 2009	8.00%	12.00%
April 13, 2009	20,000	October 10, 2009	8.00%	12.00%
	$510,000

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

Promissory Notes and Loans Due To Others

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

July 28, 2008	$20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 5, 2009	8.00%	12.00%
February 17, 2009	37,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009	61,500	August 16, 2009	8.00%	12.00%
	$125,500

The promissory notes issued to Messrs. Stein and Spiegel from December 11, 2007 through September 5, 2008 for an aggregate of $1,520,000 are incurring a post-maturity rate of interest of 12% compounded monthly.  The promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 90 days for the December 11, 2007 and 180 days for the remaining promissory notes.  The effective interest rate is approximately 19%.

The following tables represent the net payable from promissory notes and loans as of March 31, 2009:

	Officer Loans Herbert M. Stein	Shareholder Loans David Spiegel	Total

Total proceeds from Loans and Promissory Notes	$883,900	$949,000	$1,832,900
Discount (Fair Market Value of Warrants)	(2,118)	(4,314)	(6,432)
	$881,782	$944,686	$1,826,468

	Loans Robert Schacter et al	Loans Others	Total

Total proceeds from Loans and Promissory Notes	$510,000	$125,500	$635,500
Discount (Fair Market Value of Warrants)	(22,366)	(3,641)	(26,007)
	$487,634	$121,859	$609,493

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

In connection with the issuance of the promissory notes, we issued warrants to purchase our common stock.  Each warrant expires three years from issue date with an exercise price of $1.00 per share.  As of March 31, 2009, these warrants represent, in the aggregate, an underlying seventy-nine thousand nine hundred (79,900) shares of common stock for Mr. Spiegel, an underlying sixty thousand ninety (60,090) shares of common stock for Mr. Stein, an underlying one hundred one thousand five hundred (101,500) shares of common stock for Mr. Schacter, and an underlying four thousand one hundred fifty (4,150) shares of common stock for others.  These warrants were issued as added consideration for the notes.  These warrants include customary terms and include a cashless or net exercise provision for exercise. The values of these warrants were determined by using the Black Scholes valuation model.

David Spiegel

		Stock Price			Risk Free
Date of	Number of	At Date of	Term of	Strike	Interest		Value Per
Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	10,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	3,867.00
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	6,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	2,310.75
June 18, 2008	5,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,698.50
July 15, 2008	5,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	2,714.50
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.54508%	$0.4481	2,240.60
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	3,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	1,200.85
January 6, 2009	8,000	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	3,652.80
March 19, 2009	6,400	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	2,596.48
Total	79,900							$34,115.43

Herbert M. Stein

		Stock Price			Risk Free
Date of	Number of	At Date of	Term of	Strike	Interest		Value Per
Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	5,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	1,933.50
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	3,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	1,244.25
June 18, 2008	4,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,358.80
July 15, 2008	3,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	1,628.70
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.545 08%	$0.4481	2,240.60
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	2,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	857.75
February 2, 2009	3,000	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	1,256.40
February 17, 2009	1,000	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	521.90
March 19, 2009	2,590	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	1,050.76
Total	60,090							$25,926.61

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

Robert Schacter et al

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

September 5, 2008	14,000	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	$7,565.60
October 27, 2009	25,000	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	8,577.50
January 8, 2009	25,000	$0.90	3 Years	$1.00	1.16	108.85621%	$0.5777	14,442.50
February 2, 2009	12,500	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	5,235.00
February 17, 2009	12,500	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	6,523.75
March 19, 2009	12,500	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	5,071.25
Total	101,500							$47,415.60

* 97,500 warrants issued in the name of TYJO Corporation Money Purchase Pension Plan, 2,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and 2,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/C.

Others

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value
July 28, 2008	2,000	$0.75	3 Years	$1.00	2.90	104.545 08%	$0.4460	$892.00
October 27, 2008	600	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	205.86
January 6, 2009	50	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	22.83
February 17, 2009	8,950	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	4,671.01
March 19, 2009	50	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	20.29
Total	11,650							$5,811.99

The carrying value of the notes and loans payable approximate fair value due to their short-term maturity.

8.	Stockholders’ Deficiency

Preferred Stock

At our Annual Meeting held on August 28, 2007, our shareholders approved an Amendment to the Amended and Restated Certificate of Incorporation authorizing five million shares of undesignated preferred stock.  These shares will have future rights and preferences to be determined at the sole discretion of our Board of Directors. No preferred stock has been issued.

Common Stock

On April 9, 2008, Apogee sold 164,000 shares of our common stock to accredited investors at a price of $1.00 per share.  The net proceeds to Apogee were $152,519, which we have used for general working capital and corporate purposes.   The shares of Apogee’s common stock were issued and sold in a private placement in reliance on an exemption from registration provided by Section 4(2) of Securities Act of 133, as amended, and Rule 506 of Regulation D promulgated thereunder.  The shares of common stock issued in this private placement were not registered under the Securities Act of 1933 and may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

Stock Options

During the three months ended March 31, 2009 and 2008, no stock options were awarded.

9.	Related Party Transactions

Apogee rents its facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, we are renting the facility on a month-to-month basis.  Rent expense was $52,800 for the fiscal years ended December 31, 2008.  Rent has been accrued and remains unpaid since September 2008.  See also Note 7 – Promissory Notes, Loans and Warrants from Officers and Significant Stockholders.

10.	Legal and Related Indemnification Arrangements with our Executives and Others

Apogee has assumed and will continue to assume the final legal costs and related expenses of Herbert M. Stein, in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein, Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment.  Through January 1, 2010, we have incurred approximately $887,000 toward this indemnification.   For the three months ended March 31, 2009 and 2008, we have incurred approximately $42,000 and $62,000, respectively.

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

On May 19, 2009, the Securities and Exchange Commission (“commission”) filed a settled enforcement action against the Company, one employee, and one former employee (“Others”) in connection with Apogee’s prior revenue recognition practices.  Each of the defendants has agreed to settle this matter, without admitting or denying the allegations of the Commission’s complaint.  Apogee and others agreed to the entry of a final judgment permanently enjoining them from variously violating or aiding and abetting violations of Sections of the Securities Act of 1933, and Sections of the Securities Exchange Act of 1934, and various Rules.  The others also agreed to financial and other sanctions.  Through January 1, 2010, we have incurred approximately $554,000 toward this indemnification.    For the three months ended March 31, 2009 and 2008, we have incurred approximately $1,000 and $73,000, respectively.  See Note 13 - Subsequent Events – Notification from the Securities and Exchange Commission.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

As of March 31, 2009, Apogee’s Directors and Officers Liability Insurance was cancelled due to non-payment.  Apogee may be required to pay any uninsured claims and related costs.

On October 28, 2009, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission – See Note 13 – Subsequent Events – SEC Administrative Proceeding.

11.	Tax Loss Carryforwards

The following approximates the net loss carryforwards we have available in the future for federal and state tax purposes as of December 31, 2008:

	December 31,	December 31,
	2008	2007
Net operating loss carryforwards
Federal	$19,000,000	$15,000,000
State	$12,000,000	$9,200,000

Business credits available in the future:

	December 31,	December 31,
	2008	2007
Business credits available in the future
Federal	$940,000	$980,000
State	$330,000	$300,000

The Company does not record a net tax benefit asset due to the uncertainty of its realization.

The net operating loss carryforwards will begin to expire in 2018 for federal tax purposes and in 2009 for state tax purposes.  The federal and state credits will begin to expire in 2017.

Significant changes in our ownership may substantially reduce the available carryforwards and related tax benefits.

12.	Supplemental Cash Flow Information

As of March 31, 2009, we recorded cumulatively approximately $261,000 in interest expense of which approximately $7,700 was paid. We recorded interest expense of approximately $85,000 and $13,000 for the three month ended March 31, 2009 and 2008, respectively.

13.	Subsequent Events

Management has evaluated subsequent events through January 15, 2010, the date the financial statements were issued.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

Additional Financings

The following table details all financings subsequent to March 31, 2009:

Date of	Amount				Risk			Total
Loan or	of			Number	Free		Value	Value
Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
David Spiegel
May 19, 2009	$35,000	November 15, 2009	8.00%	3,500	1.37	111.7484%	$0.4288	$1,500.80
June 10, 2009	25,000	December 7, 2009	8.00%	2,500	2.00	126.1055%	$0.3959	$989.75
July 1, 2009	32,000	December 28, 2009	8.00%	3,200	1.57	128.9334%	$0.6295	$2,014.40
November 5, 2009	103,000	May 4, 2010	8.00%	10,300	1.44	131.4589%	$0.7681	$7,911.43
December 21, 2009	68,000	June 19, 2010	8.00%	6,800	1.42	133.8376%	$0.8029	$5,459.72
December 29, 2009	4,665
	$267,665

Date of	Amount				Risk			Total
Loan or	of			Number	Free		Value	Value
Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Herbert M. Stein
May 18, 2009	$12,000	November 14, 2009	8.00%	1,200	1.36	111.7741%	$0.4288	$514.56
July 1, 2009	20,000	December 28, 2009	8.00%	2,000	1.57	128.9334%	$0.6295	$1,259.20
November 5, 2009	42,500	May 4, 2010	8.00%	4,250	1.44	131.4589%	$0.7681	$3,264.43
December 21, 2009	83,500	June 19, 2010	8.00%	8,350	1.42	133.8376%	$0.8029	$6,704.22
December 30, 2009	27,000
January 7, 2010	15,000
January 8, 2010	10,000
January 14, 2010	$27,000
	$237,000

Date of	Amount				Risk			Total
Loan or	of			Number	Free		Value	Value
Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Robert Schacter et al
June 10, 2009	$25,000	December 7, 2009	8.00%	6,250	2.00	126.1055%	$0.3959	$2,474.38
November 5, 2009	50,000	May 4, 2010	8.00%	20,000	1.44	131.4589%	$0.7681	$15,362.00
	$75,000

Date of	Amount				Risk			Total
Loan or	of			Number	Free		Value	Value
Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Spiegel Family Limited Partnership
May 18 ,2009	$32,000	November 14, 2009	8.00%	1,200	1.36	111.7741%	$0.4288	$1,372.16
Leo Spiegel
November 5, 2009	10,000	May 4, 2010	8.00%	1,000	1.44	131.4589%	$0.7681	$768.10
Erica Stein
November 5, 2009	60,000	May 4, 2010	8.00%	15,000	1.44	131.4589%	$0.7681	$11,521.50
	$104,000

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

Date of	Amount				Risk			Total
Loan or	of			Number	Free		Value	Value
Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Others
May 19, 2009	$500	November 15, 2009	8.00%	50	1.37	111.7484%	$0.4288	$21.44
December 21, 2009	2,563	June 19, 2010	8.00%	256	1.42	133.8376%	$0.8029	$205.43
January 6, 2010	30,000
	$33,063

All warrants have been issued.

Wages, Payroll Withholding and Payroll Taxes

Due to Apogee’s financial condition, payroll taxes and payroll withholding had remained unpaid since July 1, 2009.  We have accrued payroll taxes and withholdings based upon our employees gross wages. In addition, we had not paid wages to employees for the four weeks ended December 10, 2009 of approximately $40,000.  As of December 10, 2009, approximately $85,000 was owed to Federal and State authorities.  Additionally, Apogee has accrued $25,000 for penalties and interest on such amounts.  On December 11, 15, 16, and 18, 2009, Apogee received $133,000 from Herbert M. Stein and David Spiegel.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009.

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

SEC Administrative Proceedings

Due to its financial condition, the Company had been unable to fund payments to its auditors as well as its financial printer. Accordingly, the Company did not timely file its 2008 Annual Report on 10-K, as well as quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009. Additionally, it had not timely filed a Form 8-K and related Form 4s.

On October 28, 2009, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission, which states the staff’s intent to recommend that the Commission institute a public administrative proceeding against the Company, alleging that it violated Section 13(a) of the Securities Exchange Act of 1934.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

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

Subsequently, on December 18, 2009 we filed our 2008 Annual Report on Form 10-K and are filing our 2009 Quarterly Reports on Form 10-Q for the periods ended June 30, 2009 and September 30, 2009 in January 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three-month periods ended March 31, 2009 and March 31, 2008, should be read in conjunction with the Company’s Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled ITEM 1A – RISK FACTORS, as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.

OVERVIEW

We are developing proprietary intradermal drug delivery systems for vaccines and other pharmaceuticals that we intend to market to pharmaceutical and medical device companies, government and world health organizations.  Our Life Science Group is developing PyraDerm(TM), an advanced intradermal drug delivery system to meet the needs of patients, health insurers and companies developing pharmaceuticals, as well as, governments and international health organizations. We believe that PyraDerm has advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and other pharmaceuticals. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and conducted successful in vivo testing of PyraDerm in the intradermal immunization experiments. We are working to establish pharmaceutical industry compliant manufacturing methods and to define regulatory strategies to support its commercialization.

Our sole focus remains on developing and growing the Life Science Group, subject to our ability to secure additional financing to support our operations and repay our existing indebtness.  We expect that future revenue, if any, will initially be the result of potential licensing and development revenues resulting from the grant of rights to our intellectual property.

During the three months ended March 31, 2008, virtually all of our revenue was derived from the sale of the remaining DDX audio IC inventory.

At March 31, 2009, we had an accumulated deficit of approximately $23.6 million, as compared to a deficit of approximately $22.9 million as of December 31, 2008.  Since re-entering development stage on October 1, 2009, we have an accumulated deficit of approximately $1.7 million, as compared to a deficit of approximately $989,000 as of December 31, 2008.   Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop PyraDerm™.

As of March 31, 2009, we have received approximately $2.5 million in loans.  Since March 31 2009, we have received approximately $705,700 in loans, which have been inadequate to meet the current needs of the Company resulting in non-payment of loan principal and interest, vendors, payroll, payroll withholding, and payroll taxes for the third and fourth quarters of 2009.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009 and to pay payroll and related costs to date.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009.  See Note 13 to the consolidated financial statements - Subsequent Events – Additional Financings.

As of March 31, 2009, we had 13 employees, compared to 14 employees at March 31, 2008.  Effective as of June 9, 2008 through October 31, 2009, 5 of the remaining employees transitioned to part-time status in an effort to reduce human resource costs.  As of November 1, 2009 the majority of employees have returned to full time.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three-month periods ended March 31, 2009 and 2008 have been derived from our unaudited financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended March 31,		Cumulative from Re-entering Development Stage on October 1, 2008 to March 31,
	2009	2008	2009

Statement of Operations Data:
Revenue	$—	$21,951	$—
Costs and expenses	(606,284)	(1,098,114)	(1,523,965)
Other Income (expenses)	(84,511)	(12,234)	(156,205)
Net Loss	$(690,795)	$(1,088,397)	$(1,680,170)

Shares Outstanding	12,132,332	11,968,332	12,132,332

Total Assets	$249,913	$659,869	$249,913
Stockholders’ deficiency	$(4,595,945)	$(1,316,003)	$(1,680,170)
Loss per share (basic and diluted)	$(0.06)	$(0.09)	$(0.14)

RESULTS OF OPERATIONS OF THE COMPANY

Revenue

We have historically derived our revenue from three sources:

●           Product sales, which formerly consisted of merchandise sales made either directly to original equipment manufacturers or sell through point of sale (“POS”) by distributors.  All remaining merchandise was sold in January 2008.  All such shipments were fulfilled from our contracted warehouse in Hong Kong or from our Norwood, Massachusetts office and were reported net of returns.

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

No revenue was recognized for the three months ended March 31, 2009.  We recognized revenue for the three months ended March 31, 2008 of approximately $22,000.  On January 15, 2008 we sold the remaining DDX inventory held in the Norwood Office to one of our customers and on January 24, 2008 we sold the remaining DDX inventory housed in Hong Kong to one of our former DDX distributors.  Total proceeds received for the disposition of the DDX inventory was $17,000.

We anticipate that we will not generate any material future revenue until such time, if ever, that we are able to generate revenue from our PyraDerm(TM) technology.

Cost of Revenue

Since substantially all of the revenue recorded was from products related to our former audio IC business, it had previously been fully reserved at 100%.  For the three months ended March 31, 2008, we recorded cost of revenue associated with the sale of sensor products of $696.

Operating Expenses

Research and Development Costs

Our research and development, or R&D, expenses consist primarily of salaries, development material costs, and external consulting and service costs related to the development and design of new products. Research and development expenses decreased by approximately $138,000, or 34%, to approximately $275,000 for the three months ended March 31, 2009, compared to approximately $413,000 for the three months ended March 31, 2008.

The decrease in the three-month comparison was the result of a reduction in expenses for our Life Science Group as well as the discontinuation of activities related to our sensor products and the reduction in activities related to the Health Monitoring Group.  For the three months ended March 31, 2009, costs incurred from the utilization of third-party consultants decreased by approximately $92,000, or 94%, to approximately $6,000 for the three months ended March 31, 2009, compared to approximately $98,000 for the three months ended March 31, 2008.  This decrease was the result of our discontinuing activities on sensor products and the reduction in third-party consultant arrangements to support the Health Monitoring Group.

For the three months ended March 31, 2009, human resource costs decreased by approximately $31,000, or 12%,, to approximately $221,000, compared to approximately $252,000 for the three months ended March 31, 2008.  Stock compensation costs were reduced by approximately $10,000, or 63%, to approximately $6,000 for the three months ended March 31, 2009, compared to approximately $16,000 for the same period in 2008.  Effective as of June 9, 2008, human resource expense was reduced by 20% for some R&D employees as a result of transitioning from full time to part time in order to reduce expenses.

At March 31, 2009, we recorded a patent impairment charge of approximately $17,000 to reflect the write-off of patent costs associated with the discontinuation of our Health Monitoring Group.

Depreciation and amortization expense increased by approximately $4,000, or 18%, to approximately $25,000 for the three months ended March 31, 2009 from approximately $21,000 for the same period in 2008 as a result of our amortizing approximately $10,000 of patent application related expenses. We had been capitalizing license fees paid to third parties for costs associated with the exclusive rights to their patents, and have been amortizing these fees over a period of four years.  For the three months ended March 31, 2008 we amortized approximately $2,000 of license fees.  Subsequently during the second quarter ended June 30, 2008, we terminated our 2006 license agreement with the University of Akron Research Foundation, as we had developed similar technology in-house and licensed a more compatible technology.  As a result, we expensed the remaining $22,000 of unamortized license fees under this license agreement.  In addition, during this same quarter, we expensed an additional $30,000, which represented the minimum royalty due under this terminated license agreement.

While we continue to conduct in-house experimentation and testing, purchases of supplies and consumables for the medical laboratory were reduced by approximately $23,000, or 95%, to approximately $1,000 for the three months ended March 31, 2009, compared to approximately $24,000 for the three months ended March 31, 2008.

For the three months ended March 31, 2009, travel and entertainment expenses decreased by approximately $11,000, or 100%.  We did not incur travel expenses for the three months ended March 31, 2009, compared to approximately $11,000 for the three months ended March 31, 2008.

If we are able to secure additional financing, we anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Selling, General and Administrative Costs

General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative, or SG&A, expenses were approximately $332,000 for the three months ended March 31, 2009, compared to approximately $684,000 for the three months ended March 31, 2008.  The decrease of approximately $353,000, or 52%, was primarily attributed to a reduction in professional fees, human resources costs, and an overall reduction in operating expenses.  Legal fees were reduced with the settlement of the SEC investigation.  We are, however, continuing to incur legal expenses in connection with the indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors (as described below).

Human resources costs decreased by approximately $52,000, or 25%, to approximately $160,000 for the three months ended March 31, 2009, compared to approximately $212,000 for the three months ended March 31, 2008.  This decrease was the result of a 20% reduction in SG&A employee salaries effective as of June 9, 2008, partially offset by an increase in the stock-based compensation expense.  For the three months ended March 31, 2009, stock compensation expense increased by approximately $15,000, to approximately $17,000 compared to approximately $2,000 for the three months ended March 31, 2008.

Professional expenses decreased by approximately $275,000, or 73%, to approximately $101,000 for the three months ended March 31, 2009, compared to approximately $376,000 for the three months ended March 31, 2008.  For the three months ended March 31 2009, legal expenses decreased by $246,000, or 79%, to approximately $63,000, compared to approximately $309,000 for the three months ended March 31, 2008.  Legal fees decreased primarily as a result of the settlement of the SEC investigation as well as a decrease in legal fees associated with the continued indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors in connection with the Shamy matter.

An investigation by the SEC since settled on May 19, 2009, which the Company first became aware of in May 2005, was ongoing through early 2009. The subject matter of this investigation was the Company's prior revenue recognition practices that were addressed in the Company's restatement of its financial statements for the fiscal year ended December 31, 2004.  As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as amended, Apogee’s Audit Committee, with the assistance of independent counsel, conducted an investigation into Apogee’s historical accounting practices that resulted in the implementation of remedial actions. See our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, for detail regarding the restatement.  In July 2008, Apogee, it’s Chief Executive Officer and other employees received notifications from the Staff of the SEC relating to the Staff's 2005 investigation. These notifications, known as “Wells Notices,” stated that the Staff considered recommending that the Commission bring enforcement actions against the Company and certain employees, based on alleged violations of certain provisions of the federal securities laws, including Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Wells Notice sent to the Company indicated that in any action actually brought against the Company, the Staff would seek an injunction against future violations of the federal securities laws as relief.

On May 19, 2009, the Securities and Exchange Commission (“commission”) settled this enforcement action.  See Note 13 to the consolidated financial statements – Subsequent Events – Notification from the Securities and Exchange Commission.   In light of the settlement we do not anticipate any additional significant legal fees associated with this matter.

We have agreed to indemnify certain employees, directors and a former employee in connection with the SEC investigation. As of March 31, 2009, we have incurred approximately $553,000 to date in legal expenses to indemnify these individuals in association with this matter.  During the three months ended March 31, 2009 and 2008, we recorded expenses associated with this indemnification of approximately $1,000 and $73,000, respectively.

In addition, we incurred legal fees associated with the indemnification costs in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment. Through January 1, 2010, we have incurred approximately $887,000 toward this indemnification.  For the three months ended March 31, 2009 and 2008, we have incurred approximately $42,000 and $62,000, respectively.  See Note 10 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives.

On October 28, 2009, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission – See Note – Subsequent Events – SEC Administrative Proceeding.

We were not receiving reimbursement under our Director and Officer insurance policy for either the indemnification of Mr. Stein or the ongoing investigation by the SEC.  As of March 31, 2009, Apogee’s Directors and Officers Liability Insurance was cancelled due to non-payment.

Investor relations expense decreased by approximately $28,000, or 86%, to approximately $4,000 for the three months ended March 31, 2009, compared to approximately $32,000 for the three months ended March 31, 2008.   As part of our cost reduction, we have been forced to limit our investor relations activities.  If additional funding is secured, we will be in a position to resume focusing on increasing awareness of our scientific and corporate developments.

Travel and Entertainment costs decreased by approximately $25,000, or 98%, for the three months ended March 31 2009, to approximately $500, compared to approximately $25,500 for the same period in 2008.  Corporate insurance increased by approximately $8,000, or 53%, to approximately $23,000 for the three months ended March 31, 2009, compared to approximately $15,000 for the same period in 2008.  This increase was the result of increase premiums related to the Director’s and Officer’s Insurance. As of March 31, 2009, Apogee’s Directors and Officers Liability Insurance was cancelled due to non-payment.  In addition, we had reductions to various other overhead expenses, including: communication, marketing and maintenance.  Operating expenses are expected to increase when our financial position allows.

Interest Income (Expense)

Interest income includes income from Apogee’s cash and cash equivalents and from investments and expenses related to its financing activities. During the three months ended March 31, 2009 we did not generate interest income.  During the three months ended March 31, 2008, we generated approximately $701 in interest income.  This decrease in interest income was due to reduced cash balances.

Interest expense resulting from the issuance of promissory notes to Mr. Herbert M. Stein, Mr. David Spiegel, Mr. Robert Schacter et al and others was approximately $85,000 for the three months ended March 31, 2009, compared to approximately $13,000 for the three months ended March 31, 2008.  See below for a detail of these expenses.

	Interest Incurred for the Three Months Ended March 31,
	2009	2008
David Spiegel	$30,070	$5,870
Herbert M. Stein	26,379	7,607
Robert Schacter et al	25,637	—
Others	2,531	—
Total	$84,617	$13,477

Net Loss

Apogee’s net loss for the three months ended March 31, 2009 was approximately $691,000, or $0.06 per basic and diluted common share, compared to a net loss of approximately $1.1 million, or $0.09 per basic and diluted common share, for the three months ended March 31, 2008.  This decrease in our net loss was the result of a decrease in legal fees and a reduction in human resource expenses as well as an overall decrease in operating expenditures due to our current cash restraints.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our outstanding unsecured interest-bearing promissory notes (including amounts subsequent to March 31, 2009) totaling approximately $3.2 million:

Herbert M. Stein

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	8.00%
December 21, 2009	83,500	June 19, 2010	8.00%	8.00%
December 30, 2009	27,000
January 7, 2010	15,000
January 8, 2010	10,000
January 14, 2010	27,000
	$1,120,900

David Spiegel

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	8.00%
December 21, 2009	68,000	June 19, 2010	8.00%	8.00%
December 29, 2009	4,665
	$1,216,665

Robert Schacter et al

Date of	Name on		Maturity	Initial	Current
Promissory Notes	Promissory Note	Amount	Date	Interest Rate	Interest Rate

September 5, 2008	TYJO Corporation Money Purchase Pension Plan	$100,000	March 4, 2009	8.00%	12.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA	20,000	March 4, 2009	8.00%	12.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA	20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	TYJO Corporation Money Purchase Pension Plan	100,000	April 25, 2009	8.00%	12.00%
January 8, 2009	TYJO Corporation Money Purchase Pension Plan	100,000	July 7, 2009	8.00%	12.00%
February 2, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	August 1, 2009	8.00%	12.00%
February 17, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	August 16, 2009	8.00%	12.00%
March 19, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	September 15, 2009	8.00%	12.00%
April 13, 2009	TYJO Corporation Money Purchase Pension Plan	20,000	October 10, 2009	8.00%	12.00%
June 10, 2009	TYJO Corporation Money Purchase Pension Plan	25,000	December 7, 2009	8.00%	12.00%
November 5, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	May 10, 2010	8.00%	8.00%
		$585,000

	Promissory Notes and Loans Due to Spiegel et al, JAZFund, Erica Stein and Friedrich Reiner

Date of	Name on		Maturity	Initial	Current
Promissory Note	Promissory Note	Amount	Date	Interest Rate	Interest Rate

February 3, 2009	Leo Spiegel	$35,000	August 16, 2009	8.00%	12.00%
November 5, 2009	Leo Spiegel	10,000	May 4, 2010	8.00%	8.00%
April 13, 2009	Spiegel Family Limited Partnership	31,000	October 10, 2009	8.00%	12.00%
May 18, 2009	Spiegel Family Limited Partnership	32,000	November 14, 2009	8.00%	12.00%
April 13, 2009	JAZFund LLC	30,000	October 10, 2009	12.00%	16.00%
November 5, 2009	Erica Stein	60,000	May 4, 2010	8.00%	8.00%
January 6, 2010	Friedrich Reiner	30,000
		$228,000

		Others

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

July 28, 2008	$20,000	January 24, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 6, 2009	8.00%	12.00%
February 17, 2009	2,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009	500	October 10, 2009	8.00%	12.00%
May 19, 2009	500	November 15, 2009	8.00%	12.00%
December 21, 2009	2,563	June 19, 2010	8.00%	8.00%
	$32,563

As of March 31, 2009 we had approximately $2,500 in cash and a working capital deficit of approximately $4.8 million.  This compares to an overdraft of approximately $49,000 as of December 31, 2008 and a working capital deficit of approximately $4.2 million.  During the three months ended March 31 2009 and 2008, we received proceeds from loans and unsecured interest-bearing promissory notes totaling of $530,400 and $450,000, respectively, detailed as follows:

Name on	Combined Amounts Loaned 3 Months ended March 31,
Promissory Note	2009	2008

David Spiegel	$64,000	$250,000
Herbert M. Stein	98,900	200,000
Robert Schacter et al	270,000	—
Leo Spiegel	35,000	—
Spiegel Family Limited Partnership	31,000	—
JAZFund, LLC	30,000	—
Others	1,500	—
	$530,400	$450,000

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

Net cash used in operating activities for the three-month period ended March 31, 2009 decreased to approximately $473,000 compared to approximately $638,000 in the three-month period ended March 31, 2008. As of March 31, 2008, we sold the remaining DDX inventory for a total of $17,000 and offset the remaining reserves for slow moving, excess and obsolete inventory.  As of March 31, 2009, our accounts payable and accrued expenses were approximately $2.4 million, of which a majority is composed of professional fees.   We are currently in arrears with loan and interest payments, a majority of our vendors, payroll, payroll withholding and payroll taxes.  On December 11, 15, 16, and 18, 2009, Apogee received an additional $133,000 from Herbert M. Stein, David Spiegel.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009. See Note 13 to the consolidated financial statements – Subsequent Events - Wages, Payroll Withholding and Payroll Taxes.

Net cash used in investing activities for the three months ended March 31, 2009 was approximately $6,000, compared to approximately $22,000 for the three months ended March 31, 2008.  We continued to support the existing patent applications related to our Life Science Group.

Net cash provided by financing activities was approximately $480,000 for the three months ended March 31, 2009.  This compares $450,000 for the three months ended March 31, 2008.  During the three-month period ended March 31, 2009, we received the proceeds from unsecured interest bearing promissory notes totaling $530,400; comprised of $64,000 from David Spiegel, a major shareholder, $98,900 from Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors, $270,000 from Mr. Robert Schacter, $35,000 from Leo Spiegel, $31,000 from the Spiegel Family Limited Partnership, $30,000 from JAZFund, LLC and $1,500 from others.  These loans are payable upon demand and are not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, payable monthly in arrears on the outstanding balance.   An additional 4% interest will be charged on any notes exceeding maturity.  In addition, post maturity notes are compounded monthly.  See Footnote 7 of the consolidated financials statements - Promissory Notes, Loans and Warrants.  We are currently in default on substantially all of the promissory notes.  We must raise additional capital to continue operations.

Apogee is in the process of attempting to secure sufficient financing, to pay its indebtedness and to continue operations.  We have been working to obtain financing from outside investors for more than 24 months, but have not yet been successful.  As of January 1, 2010 approximately $2.7 million in promissory notes are in default.  In the interim, short-term debt financing provided primarily by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors as well as Mr. Robert Schacter, et al and others, is being utilized to keep product development moving forward.  Due to the early stages of development of our products technology, we cannot estimate at this time the amounts of cash and length of time that will be required to bring our products under development to market.  It is expected that such costs will be funded not only by external financing, but also through partnership activities.  Additionally, cost cutting measures, including salary reduction for non-PyraDerm employees, discontinuation of sensor development, deferral of capital expenditures, and reduced general spending have been instituted until such time as financing is secured.  We do not expect any significant changes in the number of employees until funding has been secured, if ever.  Management remains confident that we will raise sufficient capital in the near-term to fund operations for at least the next twelve months.  If, however, we are unable to generate or obtain financing, we will be required to further curtail our operations, including a reduction in the number of employees, or cease conducting business.

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

Revenue Recognition

Apogee recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin “104”, or SAB “104”, “Revenue Recognition in Financial Statements: Revenue Recognition”, which states that revenue should be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  We had no product sales since the first quarter ended March 31, 2008.  The following policies applied to Apogee’s two major product sales categories for revenue recognition. Sales to end users, OEM:  revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer’s representative/freight forwarder.  We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date, we have experienced minimal warranty returns.

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

Valuation and Impairment of Long-Lived Assets

Property, plant and equipment, patents and trademarks are amortized over their estimated useful lives. Useful lives are based on management’s estimates over the period that such assets will generate revenue. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” long lived assets we hold and use are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Future adverse changes in market conditions or poor operating results of underlying capital investments or certain assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.  At March 31, 2009, we recorded a patent impairment charge of approximately $17,000 to reflect the write-off of patent costs associated with the discontinuation of our Health Monitoring Group.  Additionally, we amortize the balance of our patent applications over five years, which resulted in a $9,600 charge for the three months ended March 31, 2009.

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

Effective January 1, 2006, we adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, stock compensation costs recognized beginning January 1, 2006 include (a) compensation cost for all stock-based compensation payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R), and (b) compensation cost for all stock-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  Due to the adoption of SFAS 123(R), included in our net loss for the three months ended March 31, 2009 and 2008, were stock-based compensation charges of approximately $23,000 and $18,000, respectively.

Legal Fees

We record legal costs (such as fees and expenses of outside legal counsel and other service providers) when incurred or when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated if invoices have not been received.  Significantly lower legal fees were incurred during the three months ended March 31, 2009, compared to the three months ended March 31, 2008 as a result of a decrease in legal fees in connection with the SEC investigation as well as decreased legal fees associated with the indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors for the Shamy matter.

Contingencies

Apogee is involved in and/or indemnifies others in various legal proceedings.  Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.  See Note 10 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives and Others

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements nor do we have any special purpose entities.

ITEM 3 – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Apogee’s financial instruments include: cash, cash equivalents, accounts receivable and accounts payable.  At March 31, 2009, the carrying value of our cash, cash equivalents, accounts receivable, loans and notes payable, and accounts payable approximate fair values given the short maturity of these instruments.

We believe that our financial instruments do not carry a material foreign currency exchange rate risk since any international sales will be paid in U.S. dollars and material purchases from foreign suppliers are typically also denominated in U.S. dollars.

It is our policy not to enter into derivative financial instruments for speculative purposes.

ITEM 4T – CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the  design and operation of Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b)    Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 19, 2009, the SEC settled the enforcement action with the Company, one employee, and one former employee (“Others”).   Each of the Defendants has agreed to settle this matter, without admitting or denying the allegations of the SEC’s complaint.  Apogee and Others agreed to the entry of a final judgment permanently enjoining them from violating or aiding and abetting violations of Sections of the Securities Act of 1933, as amended, and Sections of the Securities Exchange Act of 1934, as amended, and various Rules thereunder.  Others also agreed to financial and other sanctions.

In addition, we incurred legal fees associated with the indemnification costs in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment. See Note 10 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives and Others.

Due to its financial condition, the Company had been unable to fund payments to its independent auditors as well as its financial printer. Accordingly, it did not timely file its 2008 Annual Report on Form 10-K, as well as quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009. Additionally, we did not file timely Current Reports on a Form 8-K and reports under Section 16 of the Securities Exchange Act of 1934, as amended.  Subsequently, during the fourth quarter of 2009, we paid the outstanding balance to our auditors and filed our Annual Report on 10-K for the fiscal year ended December 31, 2008 on December 18, 2009.

On October 28, 2009, the Company received a “Wells Notice” from the Staff of the SEC, which stated the Staff’s intent to recommend that the SEC institute a public administrative proceeding against the Company, alleging that it violated Section 13(a) of the Securities Exchange Act of 1934, as amended for failing to file its 2008 Form 10-K and other periodic reports.

In connection with the contemplated proceedings, the Staff may seek a suspension or revocation of each class of the Company’s registered securities. Also, the Staff may consider whether contempt proceedings in a federal district court are appropriate.  The Company submitted a response to this letter on November 16, 2009.  Should suspension or revocation of registration of our stock occur, the Company’s ability to raise additional funding may be severely impacted.  On December 18, 2009 we filed our 2008 Annual Report on Form 10-K and expect to file our 2009 Quarterly Reports on Form 10-Q for the periods ended June 30, 2009, and September 30, 2009 in January 2010.

ITEM 1A – RISK FACTORS

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Aside from those risks discussed below, there have been no material changes to the risk factors included in our Annual Report on Form-10K for the fiscal year ended December 31, 2008.

RISKS RELATED TO OUR BUSINESS

WE REQUIRE ADDITONAL CAPITAL TO CONTINUE OPERATIONS AND HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

As of March 31, 2009, we had approximately $2,500 in cash, a stockholders’ deficiency of approximately $4.6 million, an accumulated deficit of approximately $23.6 million and a working capital deficit of approximately $4.8 million.  We had a net loss of approximately $691,000 for the three months ended March 31, 2009, compared to a net loss of approximately $1.1 million for the three months ended March 31, 2008.  In the fiscal year ended December 31, 2008, we recorded a net loss of approximately $4.0 million.

We have substantial debt and interest obligations and expect to incur additional debt to the extent available, to maintain our operations.  As of January 15, 2010, we had approximately $3.2 million in promissory notes outstanding to a significant shareholder, our President, Chief Executive Officer and Chairman of the Board of Directors, an individual investor and others.  These promissory notes are payable upon demand, not  subject to any premium or penalty for prepayment, bear simple interest of 8% per annum until maturity.  An additional 4% interest compounded monthly is charged on all post-maturity notes.  We are currently in default on substantially all of the promissory notes.

We have large unpaid balances with professional and other service providers.  We are currently in arrears with loan and interest payments and a majority of our vendors.

As of March 31, 2009, Apogee’s Directors and Officers Liability Insurance was cancelled due to non-payment and the Company may be required to pay uninsured losses.  See Note 10 - to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives and Others.

On October 28, 2009, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission, which states the staff’s intent to recommend that the Commission institute a public administrative proceeding against the Company, alleging that it violated Section 13(a) of the Securities Exchange Act of 1934 due to failure to timely file periodic reports in 2009.  In connection with the contemplated proceedings, the staff may seek a suspension or revocation of each class of the Company’s registered securities. Also, the staff may consider whether contempt proceedings in a federal district court are appropriate.  The Company submitted a response to this letter on November 16, 2009.  Should suspension or revocation of registration of our stock occur, the Company’s ability to raise additional funding may be severely impacted.

Our requirements for additional capital and our ability to generate future revenue depend on a number of factors, many of which are described in the Risk Factors Section, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, including our ability to develop and generate revenues from the sales of our sensor and medical device products, which are at a very early stage of development. We cannot assure you when, if ever, we will generate meaningful revenues from the sales of these products under development.

IF OUR ATTEMPTS TO SECURE ADDITIONAL FINANCING ARE NOT SUCCESSFUL, WE WILL BE REQUIRED TO CEASE OR CURTAIL OUR OPERATIONS, OR OBTAIN FUNDS ON UNFAVORABLE TERMS.  THESE FACTORS CREATE A SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our available resources are not sufficient to fund our operations, without additional sources of financing we would not be able to continue our business, and we expect to incur operating losses for the foreseeable future.  Consequently, in order to maintain our operations, which we have already curtailed substantially, we will need to access additional equity or debt capital.  Securing financing is proving even more difficult than anticipated in light of the current global economic crisis and the turmoil impacting global financial markets.  These factors create a substantial doubt about our ability to continue as a going concern.  In light of our negative stockholders’ equity, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all, to continue our operations and, to the extent available, to fund the development of our business. In any of such events, the continuation of our operations would be materially and adversely affected and we may have to cease conducting business.

As noted above, Apogee is in the process of attempting to secure sufficient financing to continue operations.  We have been working to obtain financing from outside investors for more than 24 months, but have not yet been successful.  In the interim, short-term debt financing provided by Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors, and two other employees are being used to continue our operations and, to the extent possible, continue product development efforts.  Additionally, cost cutting measures, including salary reduction for non-PyraDerm employees, diminished pace of sensor development, deferral of capital expenditures, non-payment of professional and other services providers and reduced general spending have been instituted until such time as financing is secured, if ever.  If we are unable to obtain financing, we will be required to further curtail our operations or cease conducting business.  Given our current level of debt, we do not expect that our stockholders would receive any proceeds if we declare bankruptcy or seek to liquidate the Company.  As of March 31, 2009, we closed down operations of the Health Monitoring Product Group.  Costs associated with this cessation of operations as well as the termination of employees associated with this Group were not material.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We do not intend to update any of the forward-looking statements after the date of this report to conform such statements to actual results except as required by law. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully consider that information before you make an investment decision. You should review carefully the risks and uncertainties identified in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2009, our unregistered sales of equity securities were reported on Current Reports on Form 8-K.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2009, $1,690,000 was in default and accruing post-maturity interest. The promissory notes listed below now bear interest at 12%, the interest after maturity, are payable on demand, and are compounded monthly as a result of non-payment at maturity date.

David Spiegel
		Amount
		Accruing Post
Date of	Maturity	Maturity Interest
Promissory Note	Date	Interest at 12%

December 12, 2007	March 10, 2008	$150,000
February 21, 2008	August 19, 2008	100,000
March 20, 2008	September 16, 2008	100,000
April 1, 2008	September 28, 2008	50,000
May 15, 2008	November 11, 2008	50,000
June 16, 2008	December 13, 2008	65,000
June 18, 2008	December 15, 2008	50,000
July 15, 2008	January 11, 2009	50,000
July 28, 2008	January 24, 2009	50,000
August 12, 2008	February 8, 2009	35,000
August 27, 2008	February 23, 2009	35,000
September 5, 2008	March 4, 2009	35,000
Total		$770,000

Herbert M. Stein
		Amount
		Accruing Post
Date of	Maturity	Maturity Interest
Promissory Note	Date	Interest at 12%

December 12, 2007	March 10, 2008	$250,000
February 21, 2008	August 19, 2008	100,000
March 20, 2008	September 16, 2008	50,000
April 1, 2008	September 28, 2008	50,000
May 15, 2008	November 11, 2008	50,000
June 16, 2008	December 13, 2008	35,000
June 18, 2008	December 15, 2008	40,000
July 15, 2008	January 11, 2009	30,000
July 28, 2008	January 24, 2009	50,000
August 12, 2008	February 8, 2009	35,000
August 27, 2008	February 23, 2009	35,000
September 5, 2008	March 4, 2009	35,000
Total		$760,000

Robert Schacter et al
		Amount
		Accruing Post
Date of	Maturity	Maturity Interest
Promissory Note	Date	Interest at 12%
September 5, 2008	March 4, 2009	$140,000

Others
		Amount
		Accruing Post
Date of	Maturity	Maturity Interest
Promissory Note	Date	Interest at 12%

July 28, 2008	January 24, 2009	$20,000

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

(a)	Exhibits:

Exhibit
Number	Description
10.1+	Promissory Note dated as of January 6, 2009 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, January 8, 2009.)
10.2+	Promissory Note dated as of January 6, 2009 by and between Apogee Technology, Inc. and Annette Jaynes. (Previously filed on a Current Report on Form 8-K, January 8, 2009.)
10.3+	Promissory Note dated as of January 6, 2009 by and between Apogee Technology, Inc. and Robert Schacter. (Previously filed on a Current Report on Form 8-K, January 8, 2009.)
10.4+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, January 8, 2009.)
10.5+
Promissory Note dated as of January 8, 2009 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan.  (Previously filed on a Current Report on Form 8-K, January 12, 2009.)

10.6+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, January 12, 2009.)
1075+	Promissory Note dated as of February 2, 2009 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, February 4, 2009.)
10.8+
Promissory Note dated as of February 2, 2009 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan.  (Previously filed on a Current Report on Form 8-K, February 4, 2009.)

10.9+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, February 4, 2009.)
10.10+	Promissory Note dated as of February 17, 2009 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, February 19, 2009.)

10.11+
Promissory Note dated as of February 17, 2009 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan.  (Previously filed on a Current Report on Form 8-K, February 19, 2009.)

10.12+	Promissory Note dated as of February 17, 2009 by and between Apogee Technology, Inc. and Leo Spiegel. (Previously filed on a Current Report on Form 8-K, February 19, 2009.)
10.13+	Promissory Note dated as of February 17, 2009 by and between Apogee Technology, Inc. and David B. Meyers.
10.14+	Promissory Note dated as of February 17, 2009 by and between Apogee Technology, Inc. and Annette Jaynes.
10.15+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, February 19, 2009.)
10.16+	Promissory Note dated as of March 19, 2009 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, March 20, 2009.)
10.17+	Promissory Note dated as of March 19, 2009 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, March 20, 2009.)
10.18+	Promissory Note dated as of March 19, 2009 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan. (Previously filed on a Current Report on Form 8-K, March 20, 2009.)
10.19+	Promissory Note dated as of March 19, 2009 by and between Apogee Technology, Inc. and Annette Jaynes.
10.90+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, March 20, 2009.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

+ Previously filed as indicated.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

Date: January 15, 2010	By:	/s/	Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: January 15, 2010	By:	/s/	Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial Officer and Vice President of Finance
(principal financial officer and principal accounting officer)