Form 10-Q
period 2009-06-30
APOGEE TECHNOLOGY INC
filed 2010-01-15
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☐  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or such shorter periods that the registrant was required to submit and post such files).      Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	JUNE 30, 2009	DECEMBER 31, 2008

ASSETS

Current assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance for doubtful accounts of $9,377 in 2009 and 2008	—	—
Prepaid expenses and other current assets	42,152	8,335

Total current assets	42,152	8,335

Property and equipment, net	79,074	111,152

Other assets
Patents, net	121,463	148,889

	$242,689	$268,376

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Bank overdraft	$24,300	$49,236
Accounts payable and accrued expenses	2,650,817	2,267,273
Officer loans and notes payable	914,291	783,524
Shareholder loans and notes payable	1,037,471	882,431
Other loans and notes payable	705,070	259,622

Total current liabilities	5,331,949	4,242,086

Commitments and Contingencies	—	—

Stockholders’ deficiency
Preferred stock, par value $0.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 12,132,332 issued and outstanding at June 30, 2009 and December 31, 2008	121,323	121,323
Additional paid-in capital	18,890,539	18,786,046
Accumulated deficit	(21,891,704)	(21,891,704)
Accumulated deficit during development stage	(2,209,418)	(989,375)

Total stockholders’ deficiency	(5,089,260)	(3,973,710)
	$242,689	$268,376

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from Re-entering Development Stage on October 1, 2008 to June 30, 2009
	2009	2008	2009	2008

Revenues
Product sales	$—	$—	$—	$21,951	$—
Royalties	—	25,606	—	25,606	—

	—	25,606	—	47,557	—

Costs and expenses
Product sales	—	—	—	696	—
Research and development	159,072	366,111	433,743	779,198	912,822
Selling, general and administrative	272,752	804,059	604,365	1,488,390	1,042,967

	431,824	1,170,170	1,038,108	2,268,284	1,955,789

Operating loss	(431,824)	(1,144,564)	(1,038,108)	(2,220,727)	(1,955,789)

Other income (expense)

Interest and other expense	(98,424)	(33,463)	(183,041)	(46,940)	(255,419)
Interest and other income	1,000	6,401	1,106	7,644	1,790

	(97,424)	(27,062)	(181,935)	(39,296)	(253,629)

Net loss	$(529,248)	$(1,171,626)	$(1,220,043)	$(2,260,023)	$(2,209,418)

Accumulated deficit - beginning	$(23,571,874)	$(19,948,965)	$(22,881,079)	$(18,860,568)	$—

Accumulated deficit - ending	$(24,101,122)	$(21,120,591)	$(24,101,122)	$(21,120,591)	$(2,209,418)

Basic and diluted loss per common share	$(0.04)	$(0.10)	$(0.10)	$(0.19)	$(0.18)

Weighted average common shares outstanding - basic and diluted	12,132,332	12,110,772	12,132,332	12,039,552	12,132,332

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED JUNE 30,		Cumulative from Re-entering Development Stage on OCTOBER 1, 2008 through JUNE 30, 2009
	2009	2008

Cash flows from operations
Net loss	$(1,220,043)	$(2,260,023)	$(2,209,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	—	(1,193)	—
Depreciation and amortization	51,450	43,840	108,901
Stock compensation expense for employees and directors	45,471	32,767	73,850
Original issue discount	53,377	12,581	75,862
Termination of license	—	22,329	—
Patent impairment	17,267	—	205,674
Changes in operating assets and liabilities:
Accounts receivable	—	11,729	—
Prepaid expenses and other current assets	(33,817)	33,184	(7,039)
Accounts payable and accrued expenses	383,543	903,776	778,582

Net cash used in operating activities	(702,752)	(1,201,010)	(973,588)

Cash flows from investing activities
Purchases of property and equipment	—	(8,322)	—
Patent costs	(9,212)	(55,736)	(31,328)

Net cash used by investing activities	(9,212)	(64,058)	(31,328)

Cash flows from financing activities
Bank overdraft	(24,936)	—	20,016
Proceeds for shareholder loans and notes payable	156,000	465,000	334,000
Proceeds from officer loans and notes payable	130,900	355,000	155,900
Proceeds from other loans and notes payable	450,000	—	495,000
Proceeds from sale of equity securities	—	164,000	—

Net cash provided by financing activities	711,964	984,000	1,004,916

Increase (decrease) in cash and cash equivalents	—	(281,068)	—

Cash and cash equivalents — beginning	—	320,524	—

Cash and cash equivalents — ending	$—	$39,456	$—

Supplemental Cash Flow Information:
Cash paid for interest	$—	$5,933	$—
Warrants issued in connection with notes payable – non-cash	$59,023	$29,128	$69,865
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has recurring operating losses, negative cash flows from operations, negative working capital of approximately $5.3 million and stockholder’s deficiency of approximately $5.1 million, is in arrears with substantially all of its vendors, and is in default on a majority of its Promissory Notes.  This raises substantial doubt about our ability to continue as a going concern. Net losses were approximately $1.2 million and negative cash flows from operations were approximately $703,000 for the six months ended June 30, 2009.  Given our current cash position, net losses and negative cash flows from operations and our outstanding current obligations, we will not be able to continue as a going concern without raising additional capital which is not assured.

We had an overdraft of approximately $24,000 at June 30, 2009.  As of January 15, 2010, we had cash of approximately $2,500.   See Note 13 - Subsequent Events – Additional Financings.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

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

In management’s opinion all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2009 or any other period.

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
June 30, 2009 and June 30, 2008

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

Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding.  Potential common stock consists of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.  The calculation of diluted net loss per share excludes potential common stock as the effect is anti-dilutive. The weighted average number of shares of common stock outstanding used to compute basic net loss per share for the six months ended June 30, 2009 and 2008 amounted to 12,132,332 and 12,039,552, respectively.

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
June 30, 2009 and June 30, 2008

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

Advertising

Advertising costs are expenses when incurred and were not significant for the three and six months ended June 30, 2009 and 2008.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

Apogee’s stock compensation activity with respect to the six months ended June 30, 2009 is summarized below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2008	3,068,100	$4.4048
Granted	—
Exercised	—
Cancelled or expired	80,000	0.6933
Outstanding at June 30, 2009	2,988,100	$4.5042	4.6168

Vested at June 30, 2009	2,615,500	$5.0116	4.1188

Exercisable at June 30, 2009	2,615,500	$5.0116	4.1188

The following table summarizes information about options outstanding as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.25 — 1.69	1,089,900	6.7143	$1.0214	717,300	$1.0677
$2.71 — 6.59	1,299,200	2.7644	$5.4017	1,299,200	$5.4017
$8.45 — 12.15	599,000	4.8180	$8.8883	599,000	$8.8883

Total at June 30, 2009	2,988,100	4.6168	$4.5042	2,515,500	$5.0116

Apogee did not grant options during the six months ended June 30, 2009 and 2008.  No options were exercised during six months ended June 30, 2009 and 2008.  During the six months ended June 30, 2009, options to purchase 41,900 shares of Apogee common stock vested. The weighted average fair value of these options was $0.9589. During the six months ended June 30, 2009 options to purchase 80,000 shares of Apogee common stock were cancelled.  Total stock-based compensation expense for the three and six months ended June 30, 2009, was approximately $22,000 and $45,000, respectively, compared to approximately $15,000 and $33,000, respectively, for the three and six months ended June 30, 2008.  As of June 30, 2009, approximately 372,600 options to purchase approximately 372,600 shares of Apogee common stock with an approximate value of $108,155 are not yet vested.

Recent Accounting Pronouncements

Management does not believe there are any recently issued but not yet effective accounting pronouncements that will have a material effect on our financial statements and results of operation.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

3.	Accounts Receivable

Accounts receivable at June 30, 2009 and December 31, 2008 are comprised of the following:

Accounts Receivable	June 30,	December 31,
	2009	2008
Distributor	$—	$—
Direct customers	9,377	9,377
	$9,377	$9,377

Less allowance for doubtful accounts	$(9,377)	(9,377)

Net accounts receivable	$—	$—

4.	Property and Equipment

Property and equipment at June 30, 2009 and December 31, 2008 are comprised of the following:

Property and Equipment	June 30,	December 31,
	2009	2008

Equipment	$189,781	$189,781
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	92,892

	$337,663	$337,663

Less accumulated depreciation	(258,589)	(226,511)

	$79,074	$111,152

Depreciation expense was $8,141 and $16,282 for the three and six months ended June 30, 2009, respectively, compared to $12,487 and $24,678 for the three and six months ended June 30, 2008, respectively.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

5.	Asset Impairment

We recorded a patent impairment charge of approximately $17,000 at March 31, 2009.  These patent applications were related to our Health Monitoring Group which was closed down as of March 31, 2009.  In addition for three and six months ended June 30, 2009, we amortized approximately $9,600 and $19,400, respectively, of patent application related expenses.

The values of patent costs are summarized in the table below:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value

December 31, 2008	$414,523	(37,227)	(228,407)	$148,889
March 31, 2009	$420,524	(46,833)	(245,674)	$128,017
June 30, 2009	$423,736	(56,599)	(245,674)	$121,463

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

Estimated Amortization is as follows:

Year ended December 31,
Six months ended December 2009	15,946
2010	34,558
2011	34,558
2012	34,558
2013	1,843

6.	Accounts Payable and Accrued Expenses

Accrued expenses are included in accounts payable on the Balance Sheet. Accounts payable and accrued expenses are as follows:

Accounts Payable	June 30,	December 31,
	2009	2008

Legal and accounting expenses	$1,700,000	$1,612,000
Consulting expenses	77,000	137,000
Interest owed to Promissory Note holders	242,000	113,000
Corporate insurance expenses	11,000	5,000
Director and Advisory Committee fees	72,000	43,000
Rent expenses	44,000	18,000
Other expenses	294,000	184,000

	$2,440,000	$2,112,000

Accrued Expenses	June 30,	December 31,
	2009	2008

Accrued audit expenses	$105,000	$60,000
Accrued legal expenses	22,000	15,000
Accrued consulting expenses	47,000	56,000
Other accrued expenses	5,000	24,000

	$179,000	$155,000

7.	Promissory Notes, Loans and Warrants

During the three and six months ended June 30, 2009, Apogee received $206,500 and $736,900, respectively, in proceeds from unsecured interest-bearing promissory notes. During the six months ended June 30, 2009 Apogee received $130,900 from Mr. Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors, $156,000 from Mr. David Spiegel, a major shareholder, $63,000 from The Spiegel Family Limited Partnership, $320,000 from Mr. Robert Schacter et al, $35,000 from Leo Spiegel, $30,000 from JAZFund LLC, and $2,000 from others.  These promissory notes are payable upon demand, not  subject to premium or penalty for prepayment, bear simple interest of 8% per annum, and are to be repaid in 180 days.  An additional 4% interest will be charged after maturity.  As of June 30, 2009, total unpaid interest of approximately $242,400 is due, consisting of $105,300 to Mr. Stein, $106,000 to Mr. Spiegel, $26,400 to Mr. Robert Schacter et al and $4,700 to others.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

Through June 30, 2009, Apogee has received total proceeds from loans and promissory notes of approximately $2.7 million, consisting of $1.0 million, $915,900, $560,000 and $158,000 from Mr. Spiegel, Mr. Stein, Mr. Schacter and others, respectively.

As of June 30, 2009, promissory notes in the amount of $1,856,000.are in default and accruing post-maturity interest.

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
	$1,041,000

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

Promissory Notes and Loans Due To Herbert M. Stein

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16, 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
	$915,900

Promissory Notes and Loans Due To Robert Schacter et al

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

September 5, 2008	$140,000	March 4, 2009	8.00%	12.00%
October 27, 2008	100,000	April 25, 2009	8.00%	12.00%
January 8, 2009	100,000	July 7, 2009	8.00%	12.00%
February 2, 2009	50,000	August 1, 2009	8.00%	12.00%
February 17, 2009	50,000	August 16, 2009	8.00%	12.00%
March 19, 2009	50,000	September 15, 2009	8.00%	12.00%
April 13, 2009	20,000	October 10, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
November 5, 2009*	25,000	May 4, 2010	8.00%	8.00%
	$560,000

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

Promissory Notes and Loans Due To Others

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

July 28, 2008	$20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 5, 2009	8.00%	12.00%
February 17, 2009	37,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009	61,500	August 16, 2009	8.00%	12.00%
May 18, 2009	32,500	November 14, 2009	8.00%	12.00%
	$158,000

*	This amount excludes funds received subsequent to June 30, 2009. Total received $50,000.

The promissory notes issued to Messrs. Stein and Spiegel from December 11, 2007 through October 27, 2008 for an aggregate of $1,590,000 are incurring a post-maturity rate of interest of 12% compounded monthly.  The promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 90 days for the December 11, 2007 and 180 days for the remaining promissory notes.  The effective interest rate is approximately 19%.

The following tables represent the net payable from promissory notes and loans as of June 30, 2009:

	Officer Loans Herbert M. Stein	Shareholder Loans David Spiegel	Total

Total proceeds from Loans and Promissory Notes	$915,900	$1,041,000	$1,956,900
Discount (Fair Market Value of Warrants)	(1,609)	(3,529)	(5,138)
	$914,291	$1,037,471	$1,951,762

	Loans Robert Schacter et al	Loans Others	Total

Total proceeds from Loans and Promissory Notes	$560,000	$158,000	$718,000
Discount (Fair Market Value of Warrants)	(8,547)	(4,384)	(12,931)
	$551,453	$153,616	$705,069

In connection with the issuance of the promissory notes, we issued warrants to purchase our common stock.  Each warrant expires three years from issue date with an exercise price of $1.00 per share.  As of June 30, 2009, these warrants represent, in the aggregate, an underlying eighty-five thousand nine hundred (85,900) shares of common stock for Mr. Spiegel, an underlying sixty-four thousand five hundred ninety (64,590) shares of common stock for Mr. Stein, an underlying one hundred twelve thousand seven hundred fifty (112,750) shares of common stock for Mr. Schacter, and an underlying twenty-five thousand five hundred fifty (25,550) shares of common stock for others.  These warrants were issued as added consideration for the notes.  These warrants include customary terms and include a cashless or net exercise provision for exercise. The values of these warrants were determined by using the Black Scholes valuation model.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

David Spiegel

Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	10,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	3,867.00
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	6,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	2,310.75
June 18, 2008	5,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,698.50
July 15, 2008	5,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	2,714.50
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.54508%	$0.4481	2,240.60
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	3,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	1,200.85
January 6, 2009	8,000	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	3,652.80
March 19, 2009	6,400	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	2,596.48
May 19, 2009	3,500	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	1,500.80
June 10, 2009	2,500	$0.60.	3 Years	$1.00	2.00	126.10551%	$0.3959	989.75
Total	85,900							$36,605.98

Herbert M. Stein

Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	5,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	1,933.50
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	3,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	1,244.25
June 18, 2008	4,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,358.80
July 15, 2008	3,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	1,628.70
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.545 08%	$0.4481	2,240.60
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	2,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	857.75
February 2, 2009	3,000	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	1,256.40
February 17, 2009	1,000	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	521.90
March 19, 2009	2,590	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	1,050.76
April 13, 2009	3,300	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,144.77
May 18, 2009	1,200	0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	514.56
Total	64,590							$27,585.94

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

Robert Schacter et al*

Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

September 5, 2008	14,000	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	$7,565.60
October 27, 2009	25,000	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	8,577.50
January 8, 2009	25,000	$0.90	3 Years	$1.00	1.16	108.85621%	$0.5777	14,442.50
February 2, 2009	12,500	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	5,235.00
February 17, 2009	12,500	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	6,523.75
March 19, 2009	12,500	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	5,071.25
April 13, 2009	5,000	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,734.50
June 10, 2009	6,250	$0.60.	3 Years	$1.00	2.00	126.10551%	$0.3959	2,474.38
Total	112,750							$51,624.48

*108,750 warrants issued in the name of TYJO Corporation Money Purchase Pension Plan, 2,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and 2,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/C.

Others

Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value
July 28, 2008	2,000	$0.75	3 Years	$1.00	2.90	104.545 08%	$0.4460	$892.00
October 27, 2008	600	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	205.86
January 6, 2009	50	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	22.83
February 17, 2009	8,950	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	4,671.01
March 19, 2009	50	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	20.29
April 13, 2009	10,650	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	3,694.49
May 18, 2009	3,200	0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	1,372.15
May 19 2009	50	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	21.44
Total	25,550							$10,900.07

The carrying value of the notes and loans payable approximate fair value due to their short-term maturity.

8.	Stockholders’ Deficiency

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
June 30, 2009 and June 30, 2008

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

During the six months ended June 30, 2009 and 2008, no stock options were awarded.

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

10.	Legal and Related Indemnification Arrangements with our Executives and Others

Apogee has assumed and will continue to assume the final legal costs and related expenses of Herbert M. Stein, in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein, Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment.  Through January 1, 2010, we have incurred approximately $887,000 toward this indemnification.  For the three and six months ended June 30, 2009, we have incurred approximately $30,000 and $72,000, respectively, compared to approximately $13,000 and $75,000, respectively for the three and six months ended June 30, 2008.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

On May 19, 2009, the Securities and Exchange Commission (“commission”) filed a settled enforcement action against the Company, one employee, and one former employee (“Others”) in connection with Apogee’s prior revenue recognition practices.  Each of the defendants has agreed to settle this matter, without admitting or denying the allegations of the Commission’s complaint.  Apogee and others agreed to the entry of a final judgment permanently enjoining them from variously violating or aiding and abetting violations of Sections of the Securities Act of 1933, and Sections of the Securities Exchange Act of 1934, and various Rules.  The others also agreed to financial and other sanctions.  Through January 1, 2010, we have incurred approximately $554,000 toward this indemnification.    For the three and six months ended June 30, 2009, we have incurred approximately $600 and $1,600, respectively, compared to approximately $342,000 and $415,000 for the same periods in 2008.  See Note 13 - Subsequent Events – Notification from the Securities and Exchange Commission.

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

As of June 30, 2009, we recorded cumulatively approximately $360,000 in interest expense of which approximately $7,700 was paid. We recorded interest expense of approximately $98,000 and $183,000 for the three and six months ended June 30, 2009, respectively, compared to approximately $33,000 and $47,000 for the same periods in 2008.

13.	Subsequent Events

Management has evaluated subsequent events through January 15, 2010, the date the financial statements were issued.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

Additional Financings

The following table details all financings subsequent to June 30, 2009:

Date of Loan or Promissory Note and Warrant	Amount of Loan or Note	Maturity Date	Interest	Number of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value of Warrants
David Spiegel
November 5, 2009	$103,000	May 4, 2010	8.00%	10,300	1.44	131.4589%	$0.7681	$7,911.43
December 21, 2009	68,000	June 19, 2010	8.00%	6,800	1.42	133.8376%	$0.8029	$5,459.72
December 29, 2009	4,665
	$175,665

Date of Loan or Promissory Note and Warrant	Amount of Loan or Note	Maturity Date	Interest	Number of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value of Warrants
Herbert M. Stein
November 5, 2009	$42,500	May 4, 2010	8.00%	4,250	1.44	131.4589%	$0.7681	$3,264.43
December 21, 2009	83,500	June 19, 2010	8.00%	8,350	1.42	133.8376%	$0.8029	$6,704.22
December 30, 2009	27,000
January 7, 2010	15,000
January 8, 2010	10,000
January 14, 2010	27,000
	$205,000

Date of Loan or Promissory Note and Warrant	Amount of Loan or Note	Maturity Date	Interest	Number of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value of Warrants
Robert Schacter et al
November 5, 2009*	$25,000	May 4, 2010	8.00%	10,0000	1.44	131.4589%	$0.7681	$7,681.00

Date of Loan or Promissory Note and Warrant	Amount of Loan or Note	Maturity Date	Interest	Number of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value of Warrants
Leo Spiegel
November 5, 2009	$10,000	May 4, 2010	8.00%	1,000	1.44	131.4589%	$0.7681	$768.10
Erica Stein
November 5, 2009	$60,000	May 4, 2010	8.00%	15,000	1.44	131.4589%	$0.7681	$11,521.50
	$70,000

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

Date of Loan or Promissory Note and Warrant	Amount of Loan or Note	Maturity Date	Interest	Number of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value of Warrants
Others
December 21, 2009	$2,563	June 19, 2010	8.00%	256	1.42	133.8376%	$0.8029	$205.43
January 6, 2010	30,000
	$32,563

*	This amount excluded funds received prior to June 30, 2009. Total received $50,000.

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

Subsequently, on December 18, 2009 we filed our 2008 Annual Report on Form 10-K and are filing our 2009 Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and September 30, 2009 in January 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three and six-month periods ended June 30, 2009 and June 30, 2008, should be read in conjunction with the Company’s Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled ITEM 1A – RISK FACTORS, as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

At June 30, 2009, we had an accumulated deficit of approximately $24.1 million, as compared to a deficit of approximately $22.9 million as of December 31, 2008.  Since re-entering development stage on October 1, 2009, we have an accumulated deficit of approximately $2.2 million, as compared to a deficit of approximately $989,000 as of December 31, 2008.   Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop PyraDerm™.

As of June 30, 2009, we have received approximately $2.7 million in loans.  Since June 30, 2009, we have received approximately $508,000 in loans, which have been inadequate to meet the current needs of the Company resulting in non-payment of loan principal and interest, vendors, payroll, payroll withholding, and payroll taxes for the third and fourth quarters of 2009.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009 and to pay payroll and related costs to date.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009.  See Note 13 to the consolidated financial statements - Subsequent Events – Additional Financings.

As of June 30, 2009, we had 9 employees, compared to 14 employees at June 30, 2008.  Effective as of June 9, 2008 through October 31, 2009, 5 of the remaining employees transitioned to part-time status in an effort to reduce human resource costs.  As of November 1, 2009 the majority of employees  have returned to full time.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three- and six-month periods ended June 30, 2009 and 2008 have been derived from our unaudited financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2009	2008	2009	2008

Statement of Operations Data:
Revenue	$—	$25,606	$—	$47,557
Costs and expenses	(431,824)	(1,170,170)	(1,038,108)	(2,268,284)
Other Income (expenses)	(97,424)	(27,062)	(181,935)	(39,296)
Net Loss	$(529,248)	$(1,171,626)	$(1,220,043)	$(2,260,023)

Shares Outstanding	12,132,332	12,132,332	12,132,332	12,132,332

Total Assets	$242,689	$570,071	$242,689	$570,071
Stockholders’ deficiency	$(5,089,260)	$(2,294,184)	$(5,089,260)	$(2,294,184)
Loss per share (basic and fully diluted)	$(0.04)	$(0.10)	$(0.10)	$(0.19)

Cumulative from Re-entering Development Stage on October 1, 2008 through June 30, 2009

Statement of Operations Data:
Revenue	$—
Costs and expenses	(1,955,789)
Other Income (expenses)	(253,629)
Net Loss	$(2,209,418)

Shares Outstanding	12,132,332

Total Assets	$242,689
Stockholders’ deficiency	$(2,209,418)
Loss per share (basic and fully diluted)	$(0.18)

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

We anticipate that future revenue streams, if any, will come from our Life Science Group, generally in the form of strategic alliances or arrangements with development or marketing partners, as well as, from licensing and development-related revenues resulting from the grant of rights to our intellectual property.  We envision the future of our medical devices as (i) licensing or selling our technologies to pharmaceutical or medical device companies; (ii) establishing partnerships with pharmaceutical and medical device companies to commercialize our products; and (iii) developing, producing and marketing our own products.  In order to develop and market any products, we will need to secure additional funding.

No revenue was recognized for the three and six months ended June 30, 2009.  We recognized revenue for the three and six months ended June 30, 2008 of approximately $26,000 and $48,000, respectively.  On January 15, 2008, we sold the remaining DDX inventory held in our Norwood office to one of our customers, and on January 24, 2008, we sold the remaining DDX inventory housed in Hong Kong to one of our former DDX distributors.  Total proceeds received from the disposition of the DDX inventory were $17,000.

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

Operating Expenses

Research and Development Costs

Our research and development, or R&D, expenses consist primarily of salaries, development material costs, and external consulting and service costs related to the development and design of new products.  Research and development expenses decreased by approximately $207,000, or 57%, to approximately $159,000 for the three months ended June 30, 2009, compared to approximately $366,000 for the three months ended June 30, 2008. During the six months ended June 30, 2009, R&D expenses decreased by approximately $345,000, or 44%, to approximately $434,000, compared to approximately $779,000 for the six months ended June 30, 2008.

The decrease in the three and six month comparisons was the result of a reduction in expenses for our Life Science Group as well as the discontinuation of activities related to both our sensor products and our Health Monitoring Group.  During the three months ended June 30, 2009, the cost of utilization of third-party consultants decreased by approximately $19,000, or 83%, to approximately $4,000, compared to approximately $23,000 for the three months ended June 30, 2008.  During the six months ended June 30, 2009, the cost of utilization of third-party consultants decreased by $111,000, or 92%, to approximately $10,000, compared to approximately $121,000 for the six months ended June 30, 2008.  This decrease was the result of our discontinuing activities on both sensor products and our Health Monitoring Group as well as decreased utilization of third-party consultants related to our Life Science Group.

For the three and six months ended June 30, 2009, human resource costs decreased by approximately $114,000, or 47%, and $144,000, or 29%, to approximately $129,000 and $351,000, respectively, compared to approximately $243,000 and $495,000 for the same periods in 2008.  For the three and six months ended June 30, 2009, approximately $5,000 and $11,000, respectively, compared to approximately $15,000 and $31,000 for the same periods in 2008, in human resource expense was the result of our adoption of SFAS 123(R) effective as of January 1, 2006. Effective as of June 9, 2008, human resource expense was reduced by 20% for most R&D employees as a result of transitioning from full time to part time in order to reduce expenses.  In addition to the transition to part-time status of some of our employees, we discontinued operations of our Health Monitoring Group effective as of March 31, 2009, thereby reducing our overall headcount by three employees.  Expenses related to the Health Monitoring Group are insignificant.

For the six months ended June 30, 2009, we recorded a patent impairment charge of approximately $17,000 to reflect the write-off of patent costs associated with the discontinuation of our Health Monitoring Group.

Depreciation and amortization expense decreased by approximately $48,000, or 65%, and $44,000, or 47%, to approximately $25,000 and $51,000 for the three and six months ended June 30, 2009, respectively, from approximately $73,000 and $95,000 for the same periods in 2008.  This decrease was partially offset as a result of our amortizing approximately $10,000 and $19,000, respectively, of patent application related expenses, for the three and six months ended June 30, 2009.  We had been capitalizing license fees paid to third parties for costs associated with the exclusive rights to their patents.  We were amortizing these fees over a period of four years.  During the quarter ended June 30, 2008, we elected to terminate our 2006 license agreement with the University of Akron Research Foundation, as we had developed technology in-house and licensed a more compatible technology.  As a result, we expensed the remaining $22,000 of unamortized license fees under this license agreement.  In addition, during the quarter ended June 30, 2008, we expensed an additional $30,000, which represented the minimum royalty due under this terminated license agreement.

While we continue to conduct in-house experimentation and testing, purchases of supplies and consumables for the medical laboratory were reduced by approximately $13,800, or 97%, and $36,500, or 96%, to approximately $500 and $1,600 for the three and six months ended June 30, 2009, compared to approximately $14,300 and $38,100 for the three and six months ended June 30, 2008.

For the three and six months ended June 30, 2009, travel and entertainment expenses decreased by approximately $11,000, or 108%, and $23,000, or 104%, respectively.  We did not incur travel expenses for the three and six months ended June 30, 2009, compared to approximately $11,000 and $22,000, respectively, for the three and six months ended June 30, 2008.

If we are able to secure additional financing, we anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Selling, General and Administrative Costs

General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative, or SG&A, expenses were approximately $273,000 and $604,000 for the three and six months ended June 30, 2009, respectively, compared to approximately $804,000 and $1.488 million for the same periods in 2008.  The decrease of approximately $531,000, or 66% and $884,000, or 59%, respectively, was primarily attributed to a reduction in professional fees, human resources costs, and an overall reduction in operating expenses.  Legal fees were reduced with the settlement of the SEC investigation.  We are, however, continuing to incur legal expenses in connection with the indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors (as described below).

Human resources costs decreased by approximately $31,000, or 17%, and $83,000, or 21%, to approximately $153,000 and $313,000 for the three and six months ended June 30, 2009, respectively, compared to approximately $184,000 and $396,000 for the three and six months ended June 30, 2008. This decrease in three and six months ended June 30, 2009 was the result of a 20% reduction in SG&A employee salaries effective as of June 9, 2008, partially offset by an increase in stock-based compensation expenses.  For the three and six months ended June 30, 2009, stock compensation expense increased by approximately $16,700 and $32,200, respectively, to approximately $16,700 and $34,100, respectively, compared to $0 and $1,900 for the three and six months ended June 30, 2008.

Professional expenses decreased by approximately $461,000, or 84%, and $736,000, or 80%, respectively, to approximately $86,000 and $186,000 for the three and six months ended June 30, 2009, respectively compared to approximately $547,000 and $922,000 for the same periods in 2008.  For the three and six months ended June 30, 2009, legal expenses decreased by $443,000, or 90%, and $688,000, or 86%, to approximately $48,000 and $112,000, respectively, compared to approximately $491,000 and $800,000 for the three and six months ended June 30, 2008.  Legal fees decreased primarily as a result of the settlement of the SEC investigation as well as a decrease in legal fees associated with the continued indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors in connection with the Shamy matter.

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

We have agreed to indemnify certain employees, directors and a former employee in connection with the SEC investigation. As of June 30, 2009, we have incurred approximately $554,000 to date in legal expenses to indemnify these individuals in association with this matter.  During the three and six months ended June 30, 2009, we incurred expenses associated with this indemnification of approximately $600 and $1,000, respectively, compared to approximately $73,000 and $415,000, respectively,  for the three and six months ended June 30, 2008.

In addition, we incurred legal fees associated with the indemnification costs in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment. Through January 1, 2010, we have incurred approximately $887,000 toward this indemnification.  For the three and six months ended June 30, 2009, we have incurred approximately $42,000 and $72,000, respectively toward this indemnification, compared to approximately $62,000 and $75,000 for the same periods in 2008.  See Note 10 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives.

On October 28, 2009, the Company received a “Wells Notice” from the staff of the Commission related to Apogee’s failure to timely file its reports under the Exchange Act in 2009 – See Note 13 – Subsequent Events – SEC Administrative Proceeding.

We were not receiving reimbursement under our Director and Officer insurance policy for either the indemnification of Mr. Stein or the ongoing investigation by the SEC.  As of March 31, 2009, Apogee’s Directors and Officers Liability Insurance was cancelled due to non-payment.

Investor relations expense decreased by approximately $19,000, or 81% and $47,000, or 84%, to approximately $4,500 and $9,000, respectively, for the three and six months ended June 30, 2009, compared to approximately $23,500 an $56,000, respectively, for the three and six months ended June 30, 2008.   As part of our cost reduction, we have been forced to limit our investor relations activities.  If additional funding is secured, we will be in a position to resume focusing on increasing awareness of our scientific and corporate developments.

Travel and Entertainment costs decreased by approximately $4,800, or 100%, and $29,500, or 98%, for the three and six months ended June 30, 2009.  For the three months ended June 30, 2009, we did not incur any travel related expenses, compared to approximately $4,800 for the three months ended June 30, 2008.  For the six months ended June 30, 2009, we incurred approximately $500 in travel related expenses, compared to approximately $30,000 for the six months ended June 30, 2008.  Corporate insurance decreased by approximately $17,600, or 94%, and $9,600, or 28%, to approximately $1,200 and $24,500, respectively for the three and six months ended June 30, 2009, compared to approximately $18,800 and $34,100 for the same periods in 2008.  This decrease was the result of the Directors and Officers Liability Insurance being cancelled effective as of March 31, 2009 due to non-payment.  In addition, we had reductions to various other overhead expenses, including: communication, marketing and maintenance.  Operating expenses are expected to increase when our financial position allows.

Interest Income (Expense)

Interest income includes income from Apogee’s cash and cash equivalents and from investments and expenses related to its financing activities. During the three and six months ended June 30, 2009, we did not generate interest income.  During the three and six months ended June 30, 2008, we generated interest income of approximately $80 and $780.  This decrease in interest income was due to reduced cash balances.

Interest expense resulting from the issuance of promissory notes to Mr. Herbert M. Stein, Mr. David Spiegel, Mr. Robert Schacter et al and others was approximately $98,000 and $183,000 for the three and six months ended June 30, 2009, compared to approximately $33,000 and $47,000 for the three and six months ended June 30, 2008, respectively.  See below for a detail of these expenses.

	Interest Incurred
Name on	3 Months ended June 30,		6 Months ended June 30,
Promissory Note	2009	2008	2009	2008

David Spiegel	$33,924	$16,015	$63,994	$21,885
Herbert Stein	27,700	17,448	54,079	25,055
Robert Schacter et al	30,758	—	56,395	—
Others	6,042	—	8,573	—
	$98,424	$33,463	$183,041	$46,940

Net Loss

Apogee’s net loss for the three months ended June 30, 2009 was approximately $529,000, or $0.04 per basic and diluted common share, compared to a net loss of approximately $1.2 million, or $0.10 per basic and diluted common share, for the three months ended June 30, 2008.  For the six months ended June 30, 2009, we reported a loss of approximately $1.2 million, or $0.10 per basic and diluted common share, compared to a net loss of approximately $2.3 million, or $0.19 per basic and diluted common share, for the six months ended June 30, 2008.  This decrease in our net loss was the result of a decrease in legal fees and a reduction in human resource expenses as well as an overall decrease in operating expenditures due to our current cash restraints.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our outstanding unsecured interest-bearing promissory notes (including amounts subsequent to June 30, 2009) totaling approximately $3.2 million:

Herbert M. Stein

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	8.00%
December 21, 2009	83,500	June 19, 2010	8.00%	8.00%
December 30, 2009	27,000
January 7, 2010	15,000
January 8, 2010	10,000
January 14, 2010	27,000
	$1,120,900

David Spiegel

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	8.00%
December 21, 2009	68,000	June 19, 2010	8.00%	8.00%
December 29, 2009	4,665
	$1,216,665

Robert Schacter et al

Date of Promissory Notes	Name on Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

September 5, 2008	TYJO Corporation Money Purchase Pension Plan	$100,000	March 4, 2009	8.00%	12.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA	20,000	March 4, 2009	8.00%	12.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA	20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	TYJO Corporation Money Purchase Pension Plan	100,000	April 25, 2009	8.00%	12.00%
January 8, 2009	TYJO Corporation Money Purchase Pension Plan	100,000	July 7, 2009	8.00%	12.00%
February 2, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	August 1, 2009	8.00%	12.00%
February 17, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	August 16, 2009	8.00%	12.00%
March 19, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	September 15, 2009	8.00%	12.00%
April 13, 2009	TYJO Corporation Money Purchase Pension Plan	20,000	October 10, 2009	8.00%	12.00%
June 10, 2009	TYJO Corporation Money Purchase Pension Plan	25,000	December 7, 2009	8.00%	12.00%
November 5, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	May 10, 2010	8.00%	8.00%
		$585,000

	Promissory Notes and Loans Due to Spiegel et al, JAZFund, Erica Stein and Friedrich Reiner

Date of Promissory Note	Name on Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

February 3, 2009	Leo Spiegel	$35,000	August 16, 2009	8.00%	12.00%
November 5, 2009	Leo Spiegel	10,000	May 4, 2010	8.00%	8.00%
April 13, 2009	Spiegel Family Limited Partnership	31,000	October 10, 2009	8.00%	12.00%
May 18, 2009	Spiegel Family Limited Partnership	32,000	November 14, 2009	8.00%	12.00%
April 13, 2009	JAZFund LLC	30,000	October 10, 2009	12.00%	16.00%
November 5, 2009	Erica Stein	60,000	May 4, 2010	8.00%	8.00%
January 6, 2010	Friedrich Reiner	30,000
		$228,000

Others

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

July 28, 2008	$20,000	January 24, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 6, 2009	8.00%	12.00%
February 17, 2009	2,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009	500	October 10, 2009	8.00%	12.00%
May 19, 2009	500	November 15, 2009	8.00%	12.00%
December 21, 2009	2,563	June 19, 2010	8.00%	8.00%
	$32,563

As of June 30, 2009 we had an overdraft of approximately $24,000 and a working capital deficit of approximately $5.3 million.  This compares to an overdraft of approximately $49,000 as of December 31, 2008 and a working capital deficit of approximately $4.2 million.  During the three and six months ended June 30, 2009, we received proceeds from loans and unsecured interest-bearing promissory notes totaling of $206,500 and $736,900, compared to approximately $370,000 and $820,000 for the same periods in 2008, detailed as follows:

	Combined Loan Amounts
Name on	3 Months ended June 30,		6 Months ended June 30,
Promissory Note	2009	2008	2009	2008

David Spiegel	$92,000	$215,000	$156,000	$465,000
Herbert Stein	32,000	155,000	130,900	355,000
Robert Schacter et al	50,000	—	320,000	—
Leo Spiegel	—	—	35,000	—
Spiegel Family Limited Partnership	32,000	—	63,000	—
JAZFund, LLC	—	—	30,000	—
Others	500	—	2,000	—
	$206,500	$370,000	$736,900	$820,000

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

Net cash used in operating activities for the six-month period ended June 30, 2009 decreased to approximately $703,000 compared to approximately $1.2 million in the six-month period ended June 30, 2008. As of March 31, 2008, we sold the remaining DDX inventory for a total of $17,000 and offset the remaining reserves for slow moving, excess and obsolete inventory.  As of June 30, 2009, our accounts payable and accrued expenses were approximately $2.7 million, of which a majority is composed of professional fees.   We are currently in arrears with loan and interest payments, a majority of our vendors, payroll, payroll withholding and payroll taxes.  On December 11, 15, 16, and 18, 2009, Apogee received an additional $133,000 from Herbert M. Stein, David Spiegel.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009. See Note 13 to the consolidated financial statements – Subsequent Events - Wages, Payroll Withholding and Payroll Taxes.

Net cash used in investing activities for the six months ended June 30, 2009 was approximately $9,200, compared to approximately $64,000 for the six months ended June 30, 2008.  We continued to support the existing patent applications related to our Life Science Group.

Net cash provided by financing activities was approximately $712,000 for the six months ended June 30, 2009.  This compares $984,000 for the six months ended June 30 2008.  During the six-month period ended June 30, 2009, we received the proceeds from unsecured interest bearing promissory notes totaling $736,900 comprised of $156,000 from David Spiegel, a major shareholder, $130,900 from Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors, $320,000 from Mr. Robert Schacter, $35,000 from Leo Spiegel, $63,000 from the Spiegel Family Limited Partnership, $30,000 from JAZFund LLC and $2,000 from others.  These loans are payable upon demand and are not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, payable monthly in arrears on the outstanding balance.   An additional 4% interest will be charged on any notes exceeding maturity.  In addition, post maturity notes are compounded monthly.  See Footnote 7 of the consolidated financials statements - Promissory Notes, Loans and Warrants.  We are currently in default on substantially all of the promissory notes.  We must raise additional capital to continue operations.

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

Valuation and Impairment of Long-Lived Assets

Property, plant and equipment, patents and trademarks are amortized over their estimated useful lives. Useful lives are based on management’s estimates over the period that such assets will generate revenue. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” long lived assets we hold and use are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Future adverse changes in market conditions or poor operating results of underlying capital investments or certain assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.  At March 31, 2009, we recorded a patent impairment charge of approximately $17,000 to reflect the write-off of patent costs associated with the discontinuation of our Health Monitoring Group.  Additionally, we amortize the balance of our patent applications over five years, which resulted in a $19,400 charge for the six months ended June 30, 2009.

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

Effective January 1, 2006, we adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, stock compensation costs recognized beginning January 1, 2006 include (a) compensation cost for all stock-based compensation payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R), and (b) compensation cost for all stock-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  Due to the adoption of SFAS 123(R), included in our net loss for the three and six months ended June 30, 2009 were stock-based compensation charges of approximately $22,000 and $45,500, respectively.  This compares to stock-based compensation charges of approximately $14,500 and $32,800 for the three and six months ended June 30, 2008.

Legal Fees

We record legal costs (such as fees and expenses of outside legal counsel and other service providers) when incurred or when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated if invoices have not been received.  Significantly lower legal fees were incurred during the three and six months ended June 30, 2009, compared to the same periods in 2008 as a result of a decrease in legal fees in connection with the SEC investigation as well as decreased legal fees associated with the indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors for the Shamy matter.

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

ITEM 3 – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Apogee’s financial instruments include: cash, cash equivalents, accounts receivable and accounts payable.  At June 30, 2009, the carrying value of our cash, cash equivalents, accounts receivable, loans and notes payable, and accounts payable approximate fair values given the short maturity of these instruments.

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

In connection with the contemplated proceedings, the Staff may seek a suspension or revocation of each class of the Company’s registered securities. Also, the Staff may consider whether contempt proceedings in a federal district court are appropriate.  The Company submitted a response to this letter on November 16, 2009.  Should suspension or revocation of registration of our stock occur, the Company’s ability to raise additional funding may be severely impacted.  On December 18, 2009 we filed our 2008 Annual Report on Form 10-K and expect to file our 2009 Quarterly Reports on Form 10-Q for the periods ended March 31, 2009, and September 30, 2009 in January 2010.

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

RISKS RELATED TO OUR BUSINESS

WE REQUIRE ADDITONAL CAPITAL TO CONTINUE OPERATIONS AND HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

As of June 30, 2009, we had no cash, a stockholders’ deficiency of approximately $5.1 million, an accumulated deficit of approximately $24.1 million and a working capital deficit of approximately $5.3 million.  We had a net loss of approximately $529,000 and $1.2 million for the three and six months ended June 30, 2009, respectively, compared to a net loss of approximately $1.2 million and $2.3 million for the same periods in 2008.  In the fiscal year ended December 31, 2008, we recorded a net loss of approximately $4.0 million.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2009, our unregistered sales of equity securities were reported on Current Reports on Form 8-K.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2009, $1,856,000 was in default and accruing post-maturity interest. The promissory notes listed below now bear interest at 12%, the interest after maturity, are payable on demand, and are compounded monthly as a result of non-payment at maturity date.

David Spiegel
Date of Promissory Note	Maturity Date	Amount Accruing Post Maturity Interest Interest at 12%

December 12, 2007	March 10, 2008	$150,000
February 21, 2008	August 19, 2008	100,000
March 20, 2008	September 16, 2008	100,000
April 1, 2008	September 28, 2008	50,000
May 15, 2008	November 11, 2008	50,000
June 16, 2008	December 13, 2008	65,000
June 18, 2008	December 15, 2008	50,000
July 15, 2008	January 11, 2009	50,000
July 28, 2008	January 24, 2009	50,000
August 12, 2008	February 8, 2009	35,000
August 27, 2008	February 23, 2009	35,000
September 5, 2008	March 4, 2009	35,000
October 27,2008	April 25 ,2009	35,000
Total		$805,000

Herbert M. Stein
Date of Promissory Note	Maturity Date	Amount Accruing Post Maturity Interest Interest at 12%

December 12, 2007	March 10, 2008	$250,000
February 21, 2008	August 19, 2008	100,000
March 20, 2008	September 16, 2008	50,000
April 1, 2008	September 28, 2008	50,000
May 15, 2008	November 11, 2008	50,000
June 16, 2008	December 13, 2008	35,000
June 18, 2008	December 15, 2008	40,000
July 15, 2008	January 11, 2009	30,000
July 28, 2008	January 24, 2009	50,000
August 12, 2008	February 8, 2009	35,000
August 27, 2008	February 23, 2009	35,000
September 5, 2008	March 4, 2009	35,000
October 27, 2008	April 25, 2009	25,000
Total		$785,000

Robert Schacter et al
Date of Promissory Note	Maturity Date	Amount Accruing Post Maturity Interest Interest at 12%

September 5, 2009	March 4, 2009	$240,000
October 27, 2008	April 25, 2009	100,000
Total		$240,000

Others
Date of Promissory Note	Maturity Date	Amount Accruing Post Maturity Interest Interest at 12%

July 28, 2008	January 24, 2009	$20,000
October 27, 2008	April 25, 2009	6,000
Total		$26,000

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit
Number	Description
10.1	Promissory Note dated as of March 20, 2009, as amended, by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K/A, April 7, 2009.)
10.2+	Promissory Note dated as of April 13, 2009 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, April 15, 2009.)
10.3+	Promissory Note dated as of April 13, 2009 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan. (Previously filed on a Current Report on Form 8-K, April 15, 2009.)
10.4+	Promissory Note dated as of April 13, 2009 by and between Apogee Technology, Inc. and the Spiegel Family Limited Partnership. (Previously filed on a Current Report on Form 8-K, April 15, 2009.)
10.5+	Promissory Note dated as of April 13, 2009 by and between Apogee Technology, Inc. and JAZFund LLC. (Previously filed on a Current Report on Form 8-K, April 15, 2009.)
10.6+	Promissory Note dated as of April 13, 2009 by and between Apogee Technology, Inc. and Annette Jaynes.
10.7+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, April 15, 2009.)
10.8+	Promissory Note dated as of May 18, 2009 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, May 20, 2009.)
10.9+	Promissory Note dated as of May 18, 2009 by and between Apogee Technology, Inc. and the Spiegel Family Limited Partnership. (Previously filed on a Current Report on Form 8-K, May 20, 2009.)
10.10+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, May 20, 2009.)
10.11+	Promissory Note dated as of May 19, 2009 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, May 20, 2009.)
10.12+	Promissory Note dated as of May 19, 2009 by and between Apogee Technology, Inc. and Annette Jaynes.
10.13+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, May 20, 2009.)
10.14+	Promissory Note dated as of June 10, 2009 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, June 15, 2009.)
10.15+
Promissory Note dated as of June 10, 2009, 2009 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan.  (Previously filed on a Current Report on Form 8-K, June 15, 2009.)

10.16+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, June 15, 2009.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

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