Form 10-Q
period 2009-09-30
APOGEE TECHNOLOGY INC
filed 2010-01-15
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APOGEE TECHNOLOGY, INC.
(A Development Stage Company)

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Unaudited Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	3

Unaudited Consolidated Statements of Operations and Accumulated Deficit for the Three and Nine Months Ended September 30, 2009 and September 30, 2008 and for the period from October 1, 2008 (date re-entering development stage) through September 30, 2009	4

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and September 30, 2008 and for the period from October 1, 2008 (date re-entering development stage) through September 30, 2009	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3 - Quantitive and Qualitative Disclosures about Market Risk	34

Item 4T - Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	34

Item 1A - Risk Factors	35

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3 - Defaults Upon Senior Securities	37

Item 4 - Submission of Matters to a Vote of Security Holders	39

Item 5 - Other Information	39

Item 6 - Exhibits	39

Signatures	40

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	SEPTMBER 30,	DECEMBER 31,
	2009	2008

ASSETS

Current assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance for doubtful accounts of $9,377 in 2009 and 2008	—	—
Prepaid expenses and other current assets	20,544	8,335

Total current assets	20,544	8,335

Property and equipment, net	63,035	111,152

Other assets
Patents, net	112,641	148,889

	$196,220	$268,376

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Bank overdraft	$2,321	$49,236
Accounts payable and accrued expenses	2,966,934	2,267,273
Officer loans and notes payable	948,308	783,524
Shareholder loans and notes payable	1,105,960	882,431
Other loans and notes payable	751,455	259,622

Total current liabilities	5,774,978	4,242,086

Commitments and Contingencies	—	—

Stockholders’ deficiency
Preferred stock, par value $0.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 12,132,332 issued and outstanding at September 30, 2009 and December 31, 2008	121,323	121,323
Additional paid-in capital	18,912,559	18,786,046
Accumulated deficit	(21,891,704)	(21,891,704)
Accumulated deficit during development stage	(2,720,936)	(989,375)

Total stockholders’ deficiency	(5,578,758)	(3,973,710)
	$196,220	$268,376

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,		Cumulative from Re-entering Development Stage on October 1, 2008 to Sept. 30, 2009
	2009	2008	2009	2008

Revenues
Product sales	$—	$—	$—	$21,951	$—
Royalties	—	37,893	—	63,499	—

	—	37,893	—	85,450	—

Costs and expenses
Product sales	—	—	—	696	—
Research and development	145,575	299,764	579,317	1,078,962	1,058,397
Selling, general and administrative	269,911	454,190	874,277	1,942,580	1,312,878

	415,486	753,954	1,453,594	3,022,238	2,371,275

Operating loss	(415,486)	(716,061)	(1,453,594)	(2,936,788)	(2,371,275)

Other income (expense)

Interest and other expense	(96,532)	(55,612)	(279,573)	(102,552)	(351,951)
Interest and other income	500	558	1,606	8,202	2,290

	(96,032)	(55,054)	(277,967)	(94,350)	(349,661)

Net loss	$(511,518)	$(771,115)	$(1,731,561)	$(3,031,138)	$(2,720,936)

Accumulated deficit - beginning	$(24,101,122)	$(21,120,591)	$(22,881,079)	$(18,860,568)	$—

Accumulated deficit - ending	$(24,612,640)	$(21,891,706)	$(24,612,640)	$(21,891,706)	$(2,720,936)

Basic and diluted loss per common share	$(0.04)	$(0.06)	$(0.14)	$(0.25)	$(0.22)

Weighted average common shares outstanding - basic and diluted	12,132,332	12,132,332	12,132,332	12,070,704	12,132,332

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,		Cumulative from Re-entering Development Stage on OCTOBER 1, 2008 through SEPTEMBER 30, 2009
	2009	2008

Cash flows from operations
Net loss	$(1,731,561)	$(3,031,138)	$(2,720,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	—	(1,193)	—
Depreciation and amortization	77,305	64,068	134,756
Stock compensation expense for employees and directors	64,217	46,723	92,595
Original issue discount	70,543	32,849	93,028
Termination of license	—	22,329	—
Patent impairment	17,267	—	205,674
Changes in operating assets and liabilities:
Accounts receivable	—	11,729	—
Prepaid expenses and other current assets	(12,210)	51,651	14,569
Accounts payable and accrued expenses	699,661	1,126,687	1,094,700

Net cash used in operating activities	(814,778)	(1,676,295)	(1,085,614)

Cash flows from investing activities
Purchases of property and equipment	—	(8,322)	—
Patent costs	(10,207)	(82,710)	(32,323)

Net cash used in investing activities	(10,207)	(91,032)	(32,323)

Cash flows from financing activities
Bank overdraft	(46,915)	4,284	(1,963)
Proceeds for shareholder loans and notes payable	223,000	620,000	338,000
Proceeds from officer loans and notes payable	163,900	510,000	188,900
Proceeds from other loans and notes payable	485,000	160,000	593,000
Proceeds from sale of equity securities	—	152,519	—

Net cash provided by financing activities	824,985	1,446,803	1,117,937

Decrease in cash and cash equivalents	—	(320,524)	—

Cash and cash equivalents — beginning	—	320,524	—

Cash and cash equivalents — ending	$—	$—	$—

Supplemental Cash Flow Information:
Cash paid for interest	$—	$5,933	$—
Warrants issued in connection with notes payable – non-cash	$62,296	$57,810	$73,138
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

1.	The Company and Basis of Presentation

The Company

Apogee Technology, Inc., (“Apogee”, “we”, “us” or “our”) is developing PyraDerm™, a proprietary intradermal drug delivery system for vaccines and other pharmaceuticals that we intend to market to pharmaceutical and medical device companies.  Until March 31, 2009, we were also engaged in the development of IntellaPAL™, a proprietary sensor-based health monitoring systems for the elderly care and other markets that we intended to manufacture and market to individuals and health organizations. Our two major business activities were organized under our Life Science Group and our Health Monitoring Products Group.  Apogee is currently considered to be a development stage company.

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

We have operated as a technology research and development stage company since October 1, 2008.  We have not yet generated revenue from our principal operations. During the fiscal year ended December 31, 2008, due to our limited resources, we invested these resources predominately in the development of our Life Science Group.  As of March 31, 2009, we closed down operations of our Health Monitoring Products Group.  Costs associated with the closing of this group, as well as the termination of related employees are not material.  Our sole focus is and will remain on the development and growth of our Life Science Group.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has recurring operating losses, negative cash flows from operations, negative working capital of approximately $5.8 million and stockholder’s deficiency of approximately $5.6 million, is in arrears with substantially all of its vendors, and is in default on a majority of its Promissory Notes.  This raises substantial doubt about our ability to continue as a going concern. Net losses were approximately $1.7 million and negative cash flows from operations were approximately $815,000 for the nine months ended September 30, 2009.  Given our current cash position, net losses and negative cash flows from operations and our outstanding current obligations, we will not be able to continue as a going concern without raising additional capital which is not assured.

We had an overdraft of approximately $2,300 at September 30, 2009.  As of January 15, 2010, we had cash of approximately $2,500.  See Note 13 - Subsequent Events – Additional Financings.

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
September 30, 2009 and September 30, 2008

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

In management’s opinion all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2009 or any other period.

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

2.	Summary of Significant Accounting Policies

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

Accounting Standards: On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, General Accepted Accounting Principles (“ASC 105-10”).  ASC 105-10 established the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  All other non -grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  GAAP was not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented.  As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.  Apogee has implemented the Codification in this quarterly report by providing references to the Codification topics, as appropriate.

Revenue Recognition

Revenue is recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured. The following policies apply to Apogee’s two sales categories for revenue recognition. Sales to end users (“OEM”):  revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer’s representative/freight forwarder. We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date we have experienced minimal warranty returns.

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
September 30, 2009 and September 30, 2008

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

Advertising

Advertising costs are expenses when incurred and were not significant for the three and nine months ended September 30, 2009 and 2008.

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

We estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

Apogee’s stock compensation activity with respect to the nine months ended September 30, 2009 is summarized below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2008	3,068,100	$4.4048
Granted	—
Exercised	—
Cancelled or expired	135,600	0.6933
Outstanding at September 30, 2009	2,932,500	$4.5344	4.3770

Vested at September 30, 2009	2,637,900	$4.9347	3.9893

Exercisable at September 30, 2009	2,637,900	$4.9347	3.9893

The following table summarizes information about options outstanding as of September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.25 — 1.69	1,054,900	6.5368	$1.0203	717,300	$1.0474
$2.71 — 6.59	1,282,600	2.5122	$5.4065	1,299,200	$5.4065
$8.45 — 12.15	595,000	4.5674	$8.8849	599,000	$8.8849

Total at September 30, 2009	2,932,500	4.3770	$4.5344	2,615,500	$4.9347

Apogee did not grant options during the nine months ended September 30, 2009.  No options were exercised during nine months ended September 30, 2009 and 2008.  During the nine months ended September 30, 2008, Apogee granted options to purchase 160,000 shares of its common stock at a weighted average fair market value of $0.6933. During the nine months ended September 30, 2009, options to purchase 135,600 shares of Apogee common stock vested. The weighted average fair value of these options was $0.8169.  During the nine months ended September 30, 2009, options to purchase 135,600 shares of Apogee common stock were cancelled.  Total stock-based compensation expense for the three and nine months ended September 30, 2009, was approximately $19,000 and $64,000, respectively, compared to approximately $14,000 and $47,000, respectively, for the three and nine months ended September 30, 2008.  As of September 30, 2009, approximately 294,600 options to purchase approximately 294,600 shares of Apogee common stock with an approximate value of $89,998 are not yet vested.

Recent Accounting Pronouncements

Management does not believe there are any recently issued but not yet effective accounting pronouncements that will have a material effect on our financial statements and results of operation.

3.	Accounts Receivable

Accounts receivable at September 30, 2009 and December 31, 2008 are comprised of the following:

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

Accounts Receivable	September 30,	December 31,
	2009	2008
Distributor	$—	$—
Direct customers	9,377	9,377
	$9,377	$9,377

Less allowance for doubtful accounts	$(9,377)	(9,377)

Net accounts receivable	$—	$—

4.	Property and Equipment

Property and equipment at September 30, 2009 and December 31, 2008 are comprised of the following:

Property and Equipment	September 30,	December 31,
	2009	2008

Equipment	$189,781	$189,781
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	92,892

	$337,663	$337,663

Less accumulated depreciation	(274,628)	(226,511)

	$63,035	$111,152

Depreciation expense was $8,141 and $24,423 for the three and nine months ended September 30, 2009, respectively, compared to $12,487 and $37,165 for the three and nine months ended September 30, 2008, respectively.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

5.	Asset Impairment

We recorded a patent impairment charge of approximately $17,000 at March 31, 2009.  These patent applications were related to our Health Monitoring Group which was closed down as of March 31, 2009.  In addition, for the three and nine months ended September 30, 2009, we amortized approximately $9,800 and $29,200, respectively, of patent application related expenses.

The values of patent costs are summarized in the table below:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value

December 31, 2008	$414,523	(37,227)	(228,407)	$148,889
March 31, 2009	$420,524	(46,833)	(245,674)	$128,017
June 30, 2009	$423,736	(56,599)	(245,674)	$121,463
September 30, 2009	$424,726	(66,411)	(245,674)	$112,641

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

Estimated Amortization is as follows:

Year ended December 31,
Three months ended December 2009	7,667
2010	34,628
2011	34,628
2012	34,628
2013	1,200

6.	Accounts Payable and Accrued Expenses

Accrued expenses are included in accounts payable on the Balance Sheet. Accounts payable and accrued expenses are as follows:

Accounts Payable
	September 30,	December 31,
	2009	2008

Legal and accounting expenses	$1,712,000	$1,612,000
Consulting expenses	65,000	137,000
Interest owed to Promissory Note holders	324,000	113,000
Corporate insurance expenses	—	5,000
Director and Advisory Committee fees	86,000	43,000
Rent expenses	57,000	18,000
Other expenses	362,000	184,000

	$2,606,000	$2,112,000

Accrued Expenses
	September 30,	December 31,
	2009	2008

Accrued audit expenses	$127,000	$60,000
Accrued legal expenses	15,000	15,000
Accrued consulting expenses	45,000	56,000
Accrued payroll and payroll taxes	123,000	—
Other accrued expenses	50,000	24,000

	$360,000	$155,000

7.	Promissory Notes, Loans and Warrants

During the three and nine months ended September 30, 2009, Apogee received $135,000 and $871,900, respectively, in proceeds from unsecured interest-bearing promissory notes. During the nine months ended September 30, 2009 Apogee received $163,900 from Mr. Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors, $223,000 from Mr. David Spiegel, a major shareholder, $63,000 from The Spiegel Family Limited Partnership, $345,000 from Mr. Robert Schacter et al, $45,000 from Leo Spiegel, $30,000 from JAZFund LLC, and $2,000 from others.  These promissory notes are payable upon demand, not  subject to premium or penalty for prepayment, bear simple interest of 8% per annum, and are to be repaid in 180 days.  An additional 4% interest will be charged after maturity.  As of September 30, 2009, total unpaid interest of approximately $324,400 is due, consisting of $132,900 to Mr. Stein, $137,400 to Mr. Spiegel, $42,700 to Mr. Robert Schacter et al and $11,400 to others.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

Through September 30, 2009, Apogee has received total proceeds from loans and promissory notes of $2.8 million, consisting of $1.1 million, $948,900, $585,000 and $168,000 from Mr. Spiegel, Mr. Stein, Mr. Schacter and others, respectively.

As of September 30, 2009, promissory notes in the amount of $2,353,900 are in default and accruing post-maturity interest.

Promissory Notes and Loans Due To David Spiegel

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009*	67,000	May 4, 2010	8.00%	8.00%
	$1,108,000

Promissory Notes and Loans Due To Herbert M. Stein

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16, 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009**	33,000	May 4, 2010	8.00%	8.00%
	$948,900

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

Promissory Notes and Loans Due To Robert Schacter et al

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

September 5, 2008	$140,000	March 4, 2009	8.00%	12.00%
October 27, 2008	100,000	April 25, 2009	8.00%	12.00%
January 8, 2009	100,000	July 7, 2009	8.00%	12.00%
February 2, 2009	50,000	August 1, 2009	8.00%	12.00%
February 17, 2009	50,000	August 16, 2009	8.00%	12.00%
March 19, 2009	50,000	September 15, 2009	8.00%	12.00%
April 13, 2009	20,000	October 10, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
November 5, 2009	50,000	May 4, 2010	8.00%	8.00%
	$585,000

Promissory Notes and Loans Due To Others

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

July 28, 2008	$20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 5, 2009	8.00%	12.00%
February 17, 2009	37,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009	61,500	October 12, 2009	8.00%	12.00%
May 18, 2009	32,500	November 14, 2009	8.00%	12.00%
November 5, 2009	10,000	May 4, 2010	8.00%	8.00%
	$168,000

*	This amount excludes funds received subsequent to September 30, 2009. Total received $103,000
**	This amount excludes funds received subsequent to September 30, 2009. Total received $42,500

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

The promissory notes issued to Messrs. Stein and Spiegel from December 11, 2007 through March 19, 2009 for an aggregate of $1,799,900 are incurring a post-maturity rate of interest of 12% compounded monthly.  The promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 90 days for the December 11, 2007 and 180 days for the remaining promissory notes.  The effective interest rate is approximately 19%.

The following tables represent the net payable from promissory notes and loans as of September 30, 2009:

	Officer Loans Herbert M. Stein	Shareholder Loans David Spiegel	Total

Total proceeds from Loans and Promissory Notes	$948,900	$1,108,000	$2,056,900
Discount (Fair Market Value of Warrants)	(592)	(2,040)	(2,632)
	$948,308	$1,105,960	$2,054,268

	Loans Robert Schacter et al	Loans Others	Total

Total proceeds from Loans and Promissory Notes	$585,000	$168,000	$753,000
Discount (Fair Market Value of Warrants)	(1,031)	(514)	(1,545)
	$583,969	$167,486	$751,455

In connection with the issuance of the promissory notes, we issued warrants to purchase our common stock.  Each warrant expires three years from issue date with an exercise price of $1.00 per share.  As of September 30, 2009, these warrants represent, in the aggregate, an underlying ninety-five thousand eight hundred (95,800) shares of common stock for Mr. Spiegel, an underlying seventy thousand eight hundred forty (70,840) shares of common stock for Mr. Stein, an underlying one hundred thirty-two thousand seven hundred fifty (132,750) shares of common stock for Mr. Schacter, and an underlying twenty-six thousand five hundred fifty (26,550) shares of common stock for others.  These warrants were issued as added consideration for the notes.  These warrants include customary terms and include a cashless or net exercise provision for exercise. The values of these warrants were determined by using the Black Scholes valuation model.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

David Spiegel

Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	10,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	3,867.00
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	6,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	2,310.75
June 18, 2008	5,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,698.50
July 15, 2008	5,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	2,714.50
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.54508%	$0.4481	2,240.60
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	3,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	1,200.85
January 6, 2009	8,000	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	3,652.80
March 19, 2009	6,400	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	2,596.48
May 19, 2009	3,500	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	1,500.80
June 10, 2009	2,500	$0.60	3 Years	$1.00	2.00	126.10551%	$0.3959	989.75
July 1, 2009	3,200	$0.87	3 Years	$1.00	1.57	128.93341%	0.6295	2,014.40
November 5, 2009	6,700	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	7,911.43
Total	95,800							$46,531.81

Herbert M. Stein

Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	5,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	1,933.50
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	3,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	1,244.25
June 18, 2008	4,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,358.80
July 15, 2008	3,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	1,628.70
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.545 08%	$0.4481	2,240.60
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	2,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	857.75
February 2, 2009	3,000	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	1,256.40
February 17, 2009	1,000	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	521.90
March 19, 2009	2,590	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	1,050.76
April 13, 2009	3,300	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,144.77
May 18, 2009	1,200	0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	514.56
July 1, 2009	2,000	$0.87	3 Years	$1.00	1.57	128.93341%	0.6295	1,259.20
November 5, 2009	4,250	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	3,264.43
Total	70,840							$32,109.57

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

Robert Schacter et al*

Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

September 5, 2008	14,000	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	$7,565.60
October 27, 2008	25,000	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	8,577.50
January 8, 2009	25,000	$0.90	3 Years	$1.00	1.16	108.85621%	$0.5777	14,442.50
February 2, 2009	12,500	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	5,235.00
February 17, 2009	12,500	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	6,523.75
March 19, 2009	12,500	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	5,071.25
April 13, 2009	5,000	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,734.50
June 10, 2009	6,250	$0.60.	3 Years	$1.00	2.00	126.10551%	$0.3959	2,474.38
November 5, 2009	20,000	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	15,362.00
Total	132,750							$66,986.48

*128,750 warrants issued in the name of TYJO Corporation Money Purchase Pension Plan, 2,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and 2,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA.

Others

Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value
July 28, 2008	2,000	$0.75	3 Years	$1.00	2.90	104.545 08%	$0.4460	$892.00
October 27, 2008	600	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	205.86
January 6, 2009	50	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	22.83
February 17, 2009	8,950	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	4,671.01
March 19, 2009	50	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	20.29
April 13, 2009	10,650	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	3,694.49
May 18, 2009	3,200	0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	1,372.15
May 19 2009	50	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	21.44
November 5, 2009	1,000	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	768.10
Total	26,550							$11,668.17

The carrying value of the notes and loans payable approximate fair value due to their short-term maturity.

8.	Stockholders’ Deficiency

Preferred Stock

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

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

Stock Options

During the nine months ended September 30, 2009 no stock options were awarded.  During the three months ended September 30, 2008, we awarded each of our outside directors’ options to purchase 40,000 shares, at an exercise price of $1.00 per share.  These options were granted under the 2007 Plan. The options granted to these employees vest over five years beginning at the first anniversary of the date of grant.

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

10.	Legal and Related Indemnification Arrangements with our Executives and Others

Apogee has assumed and will continue to assume the final legal costs and related expenses of Herbert M. Stein, in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein, Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment.  Through January 1, 2010, we have incurred approximately $887,000 toward this indemnification.  For the three and nine months ended September 30, 2009, we have incurred approximately $9,000 and $81,000, respectively, compared to approximately $14,000 and $89,000, respectively for the three and nine months ended September 30, 2008.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

On May 19, 2009, the Securities and Exchange Commission (“commission”) filed a settled enforcement action against the Company, one employee, and one former employee (“Others”) in connection with Apogee’s prior revenue recognition practices.  Each of the defendants has agreed to settle this matter, without admitting or denying the allegations of the Commission’s complaint.  Apogee and others agreed to the entry of a final judgment permanently enjoining them from variously violating or aiding and abetting violations of Sections of the Securities Act of 1933, and Sections of the Securities Exchange Act of 1934, and various Rules.  The others also agreed to financial and other sanctions.  Through January 1, 2010, we have incurred approximately $554,000 toward this indemnification.  We did not incur any expense toward this indemnification for the three months ended September 30, 2009.  For the nine months ended September 30, 2009, we have incurred approximately $1,600, compared to approximately $118,000 and $533,000 for the same periods in 2008.  See Note 13 - Subsequent Events – Notification from the Securities and Exchange Commission.

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

As of September 30, 2009, we recorded cumulatively approximately $456,000 in interest expense of which approximately $7,700 was paid. We recorded interest expense of approximately $97,000 and $280,000 for the three and nine months ended September 30, 2009, respectively, compared to approximately $56,000 and $103,000 for the same periods in 2008.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

13.	Subsequent Events

Management has evaluated subsequent events through January 15, 2010, the date the financial statements were issued.

Additional Financings

The following table details all financings subsequent to September 30, 2009:

Date of Loan or Promissory Note and Warrant	Amount of Loan or Note	Maturity Date	Interest	Number of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value of Warrants
David Spiegel
November 5, 2009*	$36,000	May 4, 2010	8.00%	3,600	1.44	131.4589%	$0.7681	$2,765.16
December 21, 2009	$68,000	June 19, 2010	8.00%	6,800	1.42	133.8376%	$0.8029	$5,459.72
December 29, 2009	$4,665
	$108,665

Date of Loan or Promissory Note and Warrant	Amount of Loan or Note	Maturity Date	Interest	Number of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value of Warrants
Herbert M. Stein
November 5, 2009**	$9,500	May 4, 2010	8.00%	950	1.44	131.4589%	$0.7681	$729.70
December 21, 2009	$83,500	June 19, 2010	8.00%	8,350	1.42	133.8376%	$0.8029	$6,704.22
December 30, 2009	27,000
January 7, 2010	15,000
January 8, 2010	10,000
January 14, 2010	27,000
	$172,000

Date of Loan or Promissory Note and Warrant	Amount of Loan or Note	Maturity Date	Interest	Number of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value of Warrants
Others
November 5, 2009	$60,000	May 4, 2010	8.00%	15,000	1.44	131.4589%	$0.7681	$11,521.50
December 21, 2009	2,563	June 19, 2010	8.00%	256	1.42	133.8376%	$0.8029	$205.43
January 6, 2010	30,000
	$92,563

*	This amount excludes funds received prior to September 30, 2009. Total received $103,000
**	This amount excludes funds received prior to September 30, 2009. Total recieved $42,5000

All warrants have been issued.

Wages, Payroll Withholding and Payroll Taxes

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

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

Subsequently, on December 18, 2009 we filed our 2008 Annual Report on Form 10-K and are filing our 2009 Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009 and September 30, 2009 on the date of filing of this quarterly report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three and nine-month periods ended September 30, 2009 and September 30, 2008, should be read in conjunction with the Company’s Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled ITEM 1A – RISK FACTORS, as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

At September 30, 2009, we had an accumulated deficit of approximately $24.6 million, as compared to a deficit of approximately $22.9 million as of December 31, 2008.   Since re-entering development stage on October 1, 2009, we have an accumulated deficit of approximately $2.7 million, as compared to a deficit of approximately $989,000 as of December 31, 2008.   Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop PyraDerm™.

As of September 30, 2009, we have received approximately $2.8 million in loans.  Since September 30, 2009, we have received approximately $373,000 in loans, which have been inadequate to meet the current needs of the Company resulting in non-payment of loan principal and interest, vendors, payroll, payroll withholding, and payroll taxes for the third and fourth quarters of 2009.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009 and to pay payroll and related costs to date.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009.  See Note 13 to the consolidated financial statements - Subsequent Events – Additional Financings.

As of September 30, 2009, we had 8 employees, compared to 13 employees at September 30, 2008.  Effective as of June 9, 2008 through October 31, 2009, 5 of the remaining employees transitioned to part-time status in an effort to reduce human resource costs.  As of November 1, 2009 the majority of employees have returned to full time.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three- and nine-month periods ended September 30, 2009 and 2008 have been derived from our unaudited financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2009	2008	2009	2008

Statement of Operations Data:
Revenue	$—	$37,893	$—	$85,450
Costs and expenses	(415,486)	(753,954)	(1,453,594)	(3,022,238)
Other Income (expenses)	(96,032)	(55,054)	(277,967)	(94,350)
Net Loss	$(511,518)	$(771,115)	$(1,731,561)	$(3,031,138)

Shares Outstanding	12,132,332	12,132,332	12,132,332	12,070,704

Total Assets	$196,220	$518,896	$196,220	$518,896
Stockholders’ deficiency	$(5,578,758)	$(3,023,556)	$(5,578,758)	$(3,023,556)
Loss per share (basic and fully diluted)	$(0.04)	$(0.06)	$(0.14.)	$(0.25)

Cumulative from Re-entering Development Stage on October 1, 2008 through September 30, 2009

Statement of Operations Data:
Revenue	$—
Costs and expenses	(2,371,275)
Other Income (expenses)	(349,661)
Net Loss	$(2,720,936)

Shares Outstanding	12,132,332

Total Assets	$196,220
Stockholders’ deficiency	$(2,720,936)
Loss per share (basic and fully diluted)	$(0.22)

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

No revenue was recognized for the three and nine months ended September 30, 2009.  We recognized revenue for the three and nine months ended September 30, 2008 of approximately $38,000 and $85,000, respectively.  On January 15, 2008, we sold the remaining DDX inventory held in our Norwood office to one of our customers, and on January 24, 2008, we sold the remaining DDX inventory housed in Hong Kong to one of our former DDX distributors.  Total proceeds received from the disposition of the DDX inventory were $17,000.

We anticipate that we will not generate any material future revenue until such time, if ever, that we are able to generate revenue from our PyraDerm™ technology.

In April 2008, SigmaTel, Inc. agreed to pay Apogee a percentage of the royalties it received from STMicroelectronics NV (“ST”) in exchange for supporting their royalty negotiations with ST. As a result of this agreement, Apogee received approximately $37,900 and $63,500 for the three and nine months ended September 30, 2008, respectively.

Cost of Revenue

Since substantially all of the revenue recorded was from products related to our former audio IC business, it had previously been fully reserved at 100%..  All of the revenue recorded for the three months ended September 30, 2008 was for royalties received as a result of the above-referenced arrangement with SigmaTel.  Therefore, we did not record any cost of revenue for the three months ended September 30, 2008.  For the nine months ended September 30, 2008, we recorded cost of revenue associated with the sale of sensor products of $696.

Operating Expenses

Research and Development Costs

Our research and development, or R&D, expenses consist primarily of salaries, development material costs, and external consulting and service costs related to the development and design of new products.  Research and development expenses decreased by approximately $154,000, or 51%, to approximately $146,000 for the three months ended September 30, 2009, compared to approximately $300,000 for the three months ended September 30, 2008. During the nine months ended September 30, 2009, R&D expenses decreased by approximately $500,000, or 46%, to approximately $579,000, compared to approximately $1.079 million for the nine months ended September 30, 2008.

The decrease in the three and nine month comparisons was the result of a reduction in expenses for our Life Science Group as well as the discontinuation of activities related to both our sensor products and our Health Monitoring Group.  During the three months ended September 30, 2009, the cost of utilization of third-party consultants decreased by approximately $40,000, or 91%, to approximately $4,000, compared to approximately $44,000 for the three months ended September 30, 2008.  During the nine months ended September 30, 2009, the cost of utilization of third-party consultants decreased by $151,000, or 92%, to approximately $14,000, compared to approximately $165,000 for the nine months ended September 30, 2008.  This decrease was the result of our discontinuing activities on both sensor products and our Health Monitoring Group as well as decreased utilization of third-party consultants related to our Life Science Group.

For the three and nine months ended September 30, 2009, human resource costs decreased by approximately $114,000, or 50%, and $259,000, or 36%, to approximately $113,000 and $463,000, respectively, compared to approximately $227,000 and $722,000 for the same periods in 2008.  For the three and nine months ended September 30, 2009, approximately $5,000 and $16,000, respectively, compared to approximately $12,000 and $43,000 for the same periods in 2008, in human resource expense.  Effective as of June 9, 2008, human resource expense was reduced by 20% for most R&D employees as a result of transitioning from full time to part time in order to reduce expenses.  In addition to the transition to part-time status of some of our employees, we discontinued operations of our Health Monitoring Group effective as of March 31, 2009, thereby reducing our overall headcount by three employees. Expenses related to the Health Monitoring Group are insignificant.

For the nine months ended September 30, 2009, we recorded a patent impairment charge of approximately $17,000 to reflect the write-off of patent costs associated with the discontinuation of our Health Monitoring Group.

Depreciation and amortization expense increased by approximately $5,000, or 29%, to approximately $25,000 for the three months ended September 30, 2009, compared to approximately $20,000 for the three months ended September 30, 2008.  This increase was the result of our amortizing approximately $10,000 of patent related costs for the three months ended September 30, 2009.  For the nine months ended September 30, 2009, depreciation and amortization expense decrease by approximately $39,000, or 34%, to approximately $76,000, compared to approximately $115,000 for the nine months ended September 30, 2008.  This decrease was partially offset by the amortization of approximately $29,000 of patent related expenses for the nine months ended September 30, 2009.  We had been capitalizing license fees paid to third parties for costs associated with the exclusive rights to their patents.  We were amortizing these fees over a period of four years.    During the quarter ended June 30, 2008, we elected to terminate our 2006 license agreement with the University of Akron Research Foundation, as we had developed technology in-house and licensed a more compatible technology.  As a result, we expensed the remaining $22,000 of unamortized license fees under this license agreement.  In addition, during the quarter ended June 30, 2008, we expensed an additional $30,000, which represented the minimum royalty due under this terminated license agreement.

While we continue to conduct in-house experimentation and testing, purchases of supplies and consumables for the medical laboratory were reduced by approximately $3,500, or 82%, and $40,000, or 95%, to approximately $800 and $2,300 for the three and nine months ended September 30, 2009, compared to approximately $4,300 and $42,300 for the three and nine months ended September 30, 2008.

For the three and nine months ended September 30, 2009, travel and entertainment expenses decreased by approximately $1,500, or 61% and $24,800, or 99%, to approximately $1,000 and $200 for the three and nine months ended September 30, 2009, respectively, compared to approximately $2,500 and $25,000 for the same periods in 2008.

If we are able to secure additional financing, we anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Selling, General and Administrative Costs

General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative, or SG&A, expenses were approximately $270,000 and $874,000 for the three and nine months ended September 30, 2009, respectively, compared to approximately $454,000 and $1.943 million, for the same periods in 2008.  The decrease of approximately $184,000, or 41%, and $1.068 million, or 55%, respectively, was primarily attributed to a reduction in professional fees, human resources costs, and an overall reduction in operating expenses.  Legal fees were reduced with the settlement of the SEC investigation.  We are, however, continuing to incur legal expenses in connection with the indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors (as described below).

Human resources costs increased by approximately $9,700, or 7% for the three months ended September 30, 2009 to approximately $151,400, compared to approximately $141,700 for the three months ended September 30, 2008.  This increase was the result of an increase in the stock-compensation expense.  For the nine months ended September 30, 2009 human resource costs decreased by approximately $73,000, or 14%, to approximately $465,000, compared to approximately $538,000 for the nine months ended September 30, 2008.  This decrease in the nine months ended September 30, 2009 was the result of a 20% reduction in SG&A employee salaries effective as of June 9, 2008, partially offset by an increase in stock-based compensation expenses.  For the three and nine months ended September 30, 2009, stock compensation expense increased by approximately $12,400 and $44,600, respectively, to approximately $14,200 and $48,300 for the three and nine months ended September 30, 2009, compared to approximately $1,800 and $3,700 for the three and nine months ended September 30, 2008.

Professional expenses decreased by approximately $191,000, or 78%, and $928,000, or 80%, respectively, to approximately $53,000 and $239,000 for the three and nine months ended September 30, 2009, respectively, compared to approximately $244,000 and $1.167 million for the same periods in 2008.  For the three and nine months ended September 30, 2009, legal expenses decreased by $185,000, or 92%, and $874,000, or 87%, to approximately $16,000 and $126,000, respectively, compared to approximately $201,000 and $1 million for the three and nine months ended September 30, 2008.  Legal fees decreased primarily as a result of the settlement of the SEC investigation as well as a decrease in legal fees associated with the continued indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors in connection with the Shamy matter.

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

We have agreed to indemnify certain employees, directors and a former employee in connection with the SEC investigation. As of September 30, 2009, we have incurred approximately $554,000 to date in legal expenses to indemnify these individuals in association with this matter.  We did not incur any legal expenses associated with this indemnification for the three months ended September 30, 2009, compared to approximately $118,000 for the three months ended September 30, 2008.  During the nine months ended September 30, 2009, we incurred expenses associated with this indemnification of approximately $1,600, compared to approximately $533,000 for the nine months ended September 30, 2008.

In addition, we incurred legal fees associated with the indemnification costs in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment. Through January 1, 2010, we have incurred approximately $887,000 toward this indemnification.  For the three and nine months ended September 30, 2009, we have incurred approximately $10,000 and $82,000, respectively, toward this indemnification, compared to approximately $14,000 and $89,000 for the same periods in 2008.  See Note 10 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives.

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

Investor relations expense decreased by approximately $3,400, or 43%, and $50,400, or 79%, to approximately $4,500 and $13,500, respectively, for the three and nine months ended September 30, 2009, compared to approximately $7,900 and $63,900, respectively, for the three and nine months ended September 30, 2008.   As part of our cost reduction, we have been forced to limit our investor relations activities.  If additional funding is secured, we will be in a position to resume focusing on increasing awareness of our scientific and corporate developments.

Travel and Entertainment costs decreased by approximately $400, or 85%, and $30,200, or 98%, for the three and nine months ended September 30, 2009.  For the three months ended September 30, 2009, we did not incur any travel related expenses, compared to approximately $400 for the three months ended September 30, 2008.  For the nine months ended September 30, 2009 we incurred approximately $600 in travel related expenses, compared to approximately $30,800 for the nine months ended September 30, 2008.  Corporate insurance decreased by approximately $14,300, or 78%, and $23,900, or 46%, to approximately $4,200 and $28,700, respectively for the three and nine months ended September 30, 2009, compared to approximately $18,500 and $52,600 for the same periods in 2008.  This decrease was the result of the Directors and Officers Liability Insurance being cancelled effective as of March 31, 2009 due to non-payment.  In addition, we had reductions to various other overhead expenses, including: communication, marketing and maintenance.  Operating expenses are expected to increase when our financial position allows.

Interest Income (Expense)

Interest income includes income from Apogee’s cash and cash equivalents and from investments and expenses related to its financing activities. During the three and nine months ended September 30, 2009, we did not generate interest income.  During the three and nine months ended September 30, 2008, we generated interest income of approximately $58 and $842, respectively.  This decrease in interest income was due to reduced cash balances.

Interest expense resulting from the issuance of promissory notes to Mr. Herbert M. Stein, Mr. David Spiegel, Mr. Robert Schacter et al and others was approximately $97,000 and $280,000 for the three and nine months ended September 30, 2009, compared to approximately $56,000 and $103,000 for the three and nine months ended September 30, 2008, respectively.  See below for a detail of these expenses.

	Interest Incurred
Name on	3 Months ended September 30,		9 Months ended September 30,
Promissory Note	2009	2008	2009	2008

David Spiegel	$37,489	$26,995	$101,483	$48,879
Herbert Stein	29,857	26,134	83,936	51,189
Robert Schacter et al	23,765	1,860	80,160	1,860
Others	5,420	624	13,994	624
	$96,531	$55,613	$279,573	$102,552

Net Loss

Apogee’s net loss for the three months ended September 30, 2009 was approximately $512,000, or $0.04 per basic and diluted common share, compared to a net loss of approximately $771,000, or $0.06 per basic and diluted common share, for the three months ended September 30, 2008.  For the nine months ended September 30, 2009, we reported a loss of approximately $1.7 million, or $0.14 per basic and diluted common share, compared to a net loss of approximately $3.0 million, or $0.25 per basic and diluted common share, for the nine months ended September 30, 2008.  This decrease in our net loss was the result of a decrease in legal fees and a reduction in human resource expenses as well as an overall decrease in operating expenditures due to our current cash restraints.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our outstanding unsecured interest-bearing promissory notes (including amounts subsequent to September 30, 2009) totaling approximately $3.2 million:

Herbert M. Stein

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	8.00%
December 21, 2009	83,500	June 19, 2010	8.00%	8.00%
December 30, 2009	27,000
January 7, 2010	15,000
January 8, 2010	10,000
January 14, 2010	27,000
	$1,120,900

David Spiegel

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	8.00%
December 21, 2009	68,000	June 19, 2010	8.00%	8.00%
December 30, 2009	4,665
	$1,216,665

Robert Schacter et al

Date of Promissory Notes	Name on Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

September 5, 2008	TYJO Corporation Money Purchase Pension Plan	$100,000	March 4, 2009	8.00%	12.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA	20,000	March 4, 2009	8.00%	12.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA	20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	TYJO Corporation Money Purchase Pension Plan	100,000	April 25, 2009	8.00%	12.00%
January 8, 2009	TYJO Corporation Money Purchase Pension Plan	100,000	July 7, 2009	8.00%	12.00%
February 2, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	August 1, 2009	8.00%	12.00%
February 17, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	August 16, 2009	8.00%	12.00%
March 19, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	September 15, 2009	8.00%	12.00%
April 13, 2009	TYJO Corporation Money Purchase Pension Plan	20,000	October 10, 2009	8.00%	12.00%
June 10, 2009	TYJO Corporation Money Purchase Pension Plan	25,000	December 7, 2009	8.00%	12.00%
November 5, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	May 10, 2010	8.00%	8.00%
		$585,000

	Promissory Notes and Loans Due to Spiegel et al, JAZFund and Erica Stein

Date of Promissory Note	Name on Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

February 3, 2009	Leo Spiegel	$35,000	August 16, 2009	8.00%	12.00%
November 5, 2009	Leo Spiegel	10,000	May 4, 2010	8.00%	8.00%
April 13, 2009	Spiegel Family Limited Partnership	31,000	October 10, 2009	8.00%	12.00%
May 18, 2009	Spiegel Family Limited Partnership	32,000	November 14, 2009	8.00%	12.00%
April 13, 2009	JAZFund LLC	30,000	October 10, 2009	12.00%	16.00%
November 5, 2009	Erica Stein	60,000	May 4, 2010	8.00%	8.00%
January 6, 2010	Friedrich Reiner	30,000
		$228,000

Others

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

July 28, 2008	$20,000	January 24, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 6, 2009	8.00%	12.00%
February 17, 2009	2,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009	500	October 10, 2009	8.00%	12.00%
May 19, 2009	500	November 15, 2009	8.00%	12.00%
December 21, 2009	2,563	June 19, 2010	8.00%	8.00%
	$32,563

As of September 30, 2009, we had an overdraft of approximately $2,300 and a working capital deficit of approximately $5.8 million.  This compares to an overdraft of approximately $49,000 as of December 31, 2008 and a working capital deficit of approximately $4.2 million.  During the three and nine months ended September 30, 2009, we received proceeds from loans and unsecured interest-bearing promissory notes totaling $135,000 and $871,900, respectively, compared to approximately $470,000 and $1.290 million for the same periods in 2008, detailed as follows:

	Combined Loan Amounts
Name on	3 Months ended September 30,		9 Months ended September 30,
Promissory Note	2009	2008	2009	2008

David Spiegel	$67,000	$155,000	$223,000	$620,000
Herbert Stein	33,000	155,000	163,900	510,000
Robert Schacter et al	25,000	140,000	345,000	140,000
Leo Spiegel	10,000	—	45,000	—
Spiegel Family Limited Partnership	—	—	63,000	—
JAZFund, LLC	—	—	30,000	—
Others	—	20,000	2,000	20,000
	$135,000	$470,000	$871,900	$1,290,000

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

Net cash used in operating activities for the nine-month period ended September 30, 2009 decreased to approximately $815,000 compared to approximately $1.7 million in the nine-month period ended September 30, 2008. As of March 31, 2008, we sold the remaining DDX inventory for a total of $17,000 and offset the remaining reserves for slow moving, excess and obsolete inventory.  As of September 30, 2009, our accounts payable and accrued expenses were approximately $3.0 million, of which a majority is composed of professional fees.   We are currently in arrears with loan and interest payments, a majority of our vendors, payroll, payroll withholding and payroll taxes.  On December 11, 15, 16, and 18, 2009, Apogee received an additional $133,000 from Herbert M. Stein, and David Spiegel.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009. See Note 13 to the consolidated financial statements – Subsequent Events - Wages, Payroll Withholding and Payroll Taxes.

Net cash used in investing activities for the nine months ended September 30, 2009 was approximately $10,200, compared to approximately $91,000 for the nine months ended September 30, 2008.  We continued to support the existing patent applications related to our Life Science Group.

Net cash provided by financing activities was approximately $825,000 for the nine months ended September 30, 2009.  This compares $1.4 million for the nine months ended September 30 2008.  During the nine-month period ended September 30, 2009, we received the proceeds from unsecured interest bearing promissory notes totaling $871,900 comprised of $223,000 from David Spiegel, a major shareholder, $163,900 from Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors, $345,000 from Mr. Robert Schacter, $45,000 from Leo Spiegel, $63,000 from the Spiegel Family Limited Partnership, $30,000 from JAZFund LLC and $2,000 from others.  These loans are payable upon demand and are not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, payable monthly in arrears on the outstanding balance.   An additional 4% interest will be charged on any notes exceeding maturity.  In addition, post maturity notes are compounded monthly.  See Footnote 7 of the consolidated financials statements - Promissory Notes, Loans and Warrants.  We are currently in default on substantially all of the promissory notes.  We must raise additional capital to continue operations.

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

Revenue Recognition

Revenue will be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  We had no product sales since the first quarter ended March 31, 2008.  The following policies applied to Apogee’s two major product sales categories for revenue recognition. Sales to end users, OEM:  revenue is recognized under our standard terms and conditions of sale, title and risk of loss transfer to the customer at the time products are shipped from our warehouse or delivered to the customer’s representative/freight forwarder.  We accrue the estimated cost of post-sale obligations including product warranty returns, based on historical experience. To date, we have experienced minimal warranty returns.

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

Valuation and Impairment of Long-Lived Assets

Property, plant and equipment, patents and trademarks are amortized over their estimated useful lives. Useful lives are based on management’s estimates over the period that such assets will generate revenue. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” long lived assets we hold and use are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Future adverse changes in market conditions or poor operating results of underlying capital investments or certain assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.  At March 31, 2009, we recorded a patent impairment charge of approximately $17,000 to reflect the write-off of patent costs associated with the discontinuation of our Health Monitoring Group.  Additionally, we amortize the balance of our patent applications over five years, which resulted in a $29,200 charge for the nine months ended September 30, 2009.

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

Effective January 1, 2006, we adopted the modified-prospective-transition method. Under this transition method, stock compensation costs recognized beginning January 1, 2006 include (a) compensation cost for all stock-based compensation payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R), and (b) compensation cost for all stock-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  Included in our net loss for the three and nine months ended September 30, 2009 were stock-based compensation charges of approximately $18,700 and $64,200, respectively.  This compares to stock-based compensation charges of approximately $14,000 and $46,700 for the three and nine months ended September 30, 2008.

Legal Fees

We record legal costs (such as fees and expenses of outside legal counsel and other service providers) when incurred or when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated if invoices have not been received.  Significantly lower legal fees were incurred during the three and nine months ended September 30, 2009, compared to the same periods in 2008 as a result of a decrease in legal fees in connection with the SEC investigation as well as decreased legal fees associated with the indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors for the Shamy matter.

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

ITEM 3 – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Apogee’s financial instruments include: cash, cash equivalents, accounts receivable and accounts payable.  At September 30, 2009, the carrying value of our cash, cash equivalents, accounts receivable, loans and notes payable, and accounts payable approximate fair values given the short maturity of these instruments.

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

In connection with the contemplated proceedings, the Staff may seek a suspension or revocation of each class of the Company’s registered securities. Also, the Staff may consider whether contempt proceedings in a federal district court are appropriate.  The Company submitted a response to this letter on November 16, 2009.  Should suspension or revocation of registration of our stock occur, the Company’s ability to raise additional funding may be severely impacted.  On December 18, 2009 we filed our 2008 Annual Report on Form 10-K and our 2009 Quarterly Reports on Form 10-Q for the periods ended March 31, 2009, and June 30, 2009 as of the date of this filing this quarterly report.

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

RISKS RELATED TO OUR BUSINESS

WE REQUIRE ADDITONAL CAPITAL TO CONTINUE OPERATIONS AND HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

As of September 30, 2009, we had no cash, a stockholders’ deficiency of approximately $5.6 million, an accumulated deficit of approximately $24.6 million and a working capital deficit of approximately $5.8 million.  We had a net loss of approximately $512,000 and $1.7 million for the three and nine months ended September 30, 2009, respectively, compared to a net loss of approximately $771,000 and $3.0 million for the same periods in 2008.  In the fiscal year ended December 31, 2008, we recorded a net loss of approximately $4.0 million.

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

We have large unpaid balances with professional and other service providers.  We are currently in arrears with loan and interest payments and a majority of our vendors..

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended September 30, 2009, our unregistered sales of equity securities were reported on Current Reports on Form 8-K.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2009, $2,353,900 was in default and accruing post-maturity interest. The promissory notes listed below now bear interest at 12%, the interest after maturity, are payable on demand, and are compounded monthly as a result of non-payment at maturity date.

David Spiegel
Date of Promissory Note	Maturity Date	Amount Accruing Post Maturity Interest Interest at 12%

December 12, 2007	March 10, 2008	$150,000
February 21, 2008	August 19, 2008	100,000
March 20, 2008	September 16, 2008	100,000
April 1, 2008	September 28, 2008	50,000
May 15, 2008	November 11, 2008	50,000
June 16, 2008	December 13, 2008	65,000
June 18, 2008	December 15, 2008	50,000
July 15, 2008	January 11, 2009	50,000
July 28, 2008	January 24, 2009	50,000
August 12, 2008	February 8, 2009	35,000
August 27, 2008	February 23, 2009	35,000
September 5, 2008	March 4, 2009	35,000
October 27,2008	April 25 ,2009	35,000
January 9, 2009	July 5, 2009	80,000
March 19, 2009	September 15, 2009	64,000
Total		$949,000

Herbert M. Stein
Date of Promissory Note	Maturity Date	Amount Accruing Post Maturity Interest Interest at 12%

December 12, 2007	March 10, 2008	$250,000
February 21, 2008	August 19, 2008	100,000
March 20, 2008	September 16, 2008	50,000
April 1, 2008	September 28, 2008	50,000
May 15, 2008	November 11, 2008	50,000
June 16, 2008	December 13, 2008	35,000
June 18, 2008	December 15, 2008	40,000
July 15, 2008	January 11, 2009	30,000
July 28, 2008	January 24, 2009	50,000
August 12, 2008	February 8, 2009	35,000
August 27, 2008	February 23, 2009	35,000
September 5, 2008	March 4, 2009	35,000
October 27, 2008	April 25, 2009	25,000
February 2, 2009	August 1, 2009	30,000
February 17, 2009	August 16, 2009	10,000
March 19, 2009	September 15, 2009	25,900
Total		$850,900

Robert Schacter et al
Date of Promissory Note	Maturity Date	Amount Accruing Post Maturity Interest Interest at 12%

September 5, 2008	March 4, 2009	$140,000
October 27, 2008	April 25, 2009	100,000
January 8, 2009	July 7, 2009	100,000
February 2, 2009	August 1, 2009	50,000
February 17, 2009	August 16, 2009	50,000
March 19, 2009	September 15, 2009	50,000
		$490,000

Others
Date of Promissory Note	Maturity Date	Amount Accruing Post Maturity Interest Interest at 12%

July 28, 2008	January 24, 2009	$20,000
October 27, 2008	April 25, 2009	6,000
January 6, 2009	July 5, 2009	500
February 17, 2009	August 16, 2009	37,000
March 19, 2009	September 15, 2009	500
		$64,000

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit
Number	Description
10.1+	Promissory Note dated as of July 1, 2009 and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, July 2, 2009.)
10.2+	Promissory Note dated as of July 1, 2009 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, July 2, 2009.)
10.3+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, July 2, 2009.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

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