Form 10-K/A
period 2008-12-31
APOGEE TECHNOLOGY INC
filed 2010-08-13
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

The number of outstanding shares of the registrant’s common stock, $.01 par value per share, as of December 1, 2009 was 12,132,332.  See Note 19 Subsequent Events, SEC Administrative Proceedings for cessation of trading in our common stock on April 16, 2010.

INDEX

		PAGE
PART I
ITEM 1	Description of Business	3
ITEM 1A	Risk Factors	10
ITEM 2	Description of Property	16
ITEM 3	Legal Proceedings	17
ITEM 4	Submission of Matters to a Vote of Security Holders	17

PART II
ITEM 5	Market for Registrants, Common stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
ITEM 6	Selected Consolidated Financial Data	19
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 7A	Quantitive and Qualitative Disclosures About Market Risk	31
ITEM 8	Financial Statements and Supplementary Data	31
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	31
ITEM 9A(T)	Controls and Procedures	31
ITEM 9B	Other Information	32

PART III
ITEM 10	Directors, Executive Officers, and Corporate Governance	32
ITEM 11	Executive Compensation	36
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	42
ITEM 14	Principal Accounting Fees and Services	43

PART IV
ITEM 15	Exhibits, Financial Statements Schedules	44
	Signatures	46
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets at December 31, 2008 and 2007	F-2
	Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007 and for the period from October 1, 2008 (date of re-entering development stage) through December 31, 2008	F-3

Consolidated Statements of Stockholders’ Deficiency for the Years Ended  December 31, 2008 and 2007 and for the period from October 1, 2008 (date of re-entering development stage) through December 31, 2008
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

Index

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

Index

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

Index

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

Index

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

We have large unpaid balances with professional.  We are currently in arrears with loan and interest payments, majority of our vendors, payroll, payroll withholding and payroll taxes. On December 11, 15, 16, and 18, 2009, Apogee received an additional $133,000 from Herbert M. Stein, David Spiegel.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009.

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

Index

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

WE MAY NOT BE ABLE TO LICENSE THE INTELLECTUAL PROPERTY OF OTHER ENTITIES

In order to enhance the impact of our products in the market place, it will be necessary to incorporate the Intellectual property of other firms. We may not be able to obtain this technology on reasonable economic terms and thus our product offerings would be adversely affected.

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

Index

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

OUR ABILITY TO GENERATE REVENUE WILL BE HARMED IF WE ARE UNABLE TO MARKET OUR PRODUCTS.

We face challenges in persuading manufacturers and customers to adopt our products based upon new technologies.  In order to adopt our products, customers and their development staff must understand and accept our new technology.  In addition, our products may be more expensive or difficult to use for some applications than products based on traditional technologies.  For these reasons, prospective customers may be reluctant to adopt our products.

Index

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

Index

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

WE MAY BE SUBJECT TO “PENNY STOCK” RULES AND THESE REGULATIONS MAY LIMIT THE LIQUIDITY OF OUR COMMON STOCK.

Our common stock was listed on the AMEX until December 2007.  On January 23, 2008, we announced that our shares were being quoted on the Over–the-Counter Bulletin Board® or OTCBB, under the symbol “ATCS.OB”.  Since May 2009, our stock was listed on the Pink Sheets, LLC under the symbol “ATCS.PK.  As a result of an “Order of Suspension of Trading” from the SEC, our common stock was suspended from trading from April 16, 2010 through April 29, 2010.  Currently, Apogee has extremely limited trading in the over the counter market and is deemed a "Grey Market" security.

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

Index

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

Index

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

Due to its financial condition, the Company had been unable to fund payments to its independent auditors. Accordingly, it has not filed its 2008 Annual Report on 10-K, as well as quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009. Additionally, we did not file timely Current Reports on a Form 8-K and reports under Section 16 of the Securities Exchange Act of 1934, as amended.  Subsequently, during the fourth quarter of 2009, we paid the outstanding balance to our auditors.

On October 28, 2009, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission.  See Note 19 to the consolidated financial statements beginning on F-1 of this Annual Report on Form 10-K.

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

Index

On January 23, 2008, we announced that our shares were being quoted on the Over–the-Counter Bulletin Board® or OTCBB, under the symbol “ATCS.OB”.  Since May 2009, our stock was listed on the Pink Sheets, LLC under the symbol “ATCS.PK.  As a result of an “Order of Suspension of Trading” from the SEC, our common stock was suspended from trading from April 16, 2010 through April 29, 2010.  Currently, Apogee has extremely limited trading in the over the counter market and is deemed a "Grey Market" security.

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

	For the Twelve-Month Period Ended December 31,		Cumulative from Re-entering Development Stage on October 1, 2008 to December 31, 2008
	2008	2007

Statement of Operations Data:
Revenue	$85,450	$150,172	$-0-
Costs and expenses	(3,939,920)	(3,482,411)	(917,680)
Other Income (expenses)	(166,044)	127,236	(71,695)
Net Loss	$(4,020,514)	$(3,205,003)	$(989,375)

Shares Outstanding	12,132,332	11,968,332	12,132,332

Total Assets	$268,376	$896,971	$268,376
Stockholders’ deficiency	$(3,973,710)	$(248,574)	$(989,375)
Loss per share (basic and diluted)	$(0.33)	$(0.27)	$(0.08)

Index

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Index

As of December 31, 2008, we have received approximately $1.9 million in loans.  Since December 31, 2008, we have received approximately $1.9 million in funding, which has been inadequate to meet the current needs of the Company resulting in non-payment of loan principal and interest, vendors, payroll, payroll withholding, and payroll taxes for the third and fourth quarters of 2009.  On December 11, 15, 16, and 18, 2009, Apogee received an additional $133,000 from Herbert M. Stein, David Spiegel.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009.  See Note 19 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

Index

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

Index

Operating Expenses

Research and Development Costs

Our research and development, or R&D, expenses consist primarily of salaries, development material costs, and external consulting and service costs related to the development and design of new products. Research and development expenses were approximately $1.6 million for the twelve months ended December 31, 2008, compared to approximately $1.3 million for the twelve months ended December 31, 2007.

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

Interest expense resulting from the issuance of promissory notes to Mr. Herbert M. Stein, Mr. David Spiegel, Mr. Robert Schacter et al and others was approximately $175,000 for the twelve months ended December 31, 2008, compared to approximately $1,800 for the twelve months ended December 31, 2007.   During the twelve months ended December 31, 2008, we recorded miscellaneous income of approximately $8,000.  During the twelve months ended December 31, 2007, we recorded miscellaneous income of approximately $54,000.

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

Index

Liquidity and Capital Resources

The tables below summarize our outstanding unsecured interest-bearing promissory notes and common stock purchases (including amounts subsequent to December 31, 2008) totaling approximately $3.8 million:   All Promissory Notes remain unpaid and substantially all are in default.

Herbert M. Stein

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	12.00%
December 21, 2009	83,500	June 19, 2010	8.00%	12.00%
December 30, 2009	27,000	January 25, 2010	8.00%	12.00%
January 7, 2010	15,000	January 25, 2010	8.00%	12.00%
January 8, 2010	10,000	January 25, 2010	8.00%	12.00%
January 14, 2010	27,000	January 25, 2010	8.00%	12.00%
February 12, 2010	66,000	August 21, 2010	8.00%	8.00%
April 16, 2010	86,500	October 13, 2010	8.00%	8.00%
June 4, 2010	116,000	December 1, 2010	8.00%	8.00%
August 11, 2010	45,700	February 7, 2011	8.00%	8.00%
	$1,435,100

Index

David Spiegel

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	12.00%
December 21, 2009	68,000	June 19, 2010	8.00%	12.00%
January 25, 2010	4,665	July 24, 2010	8.00%	12.00%
April 16, 2010	16,000	October 13, 2010	8.00%	8.00%
June 4, 2010	14,000	December 1, 2010	8.00%	8.00%
August 11, 2010	100,000	February 7, 2011	8.00%	8.00%
	$1,346,665

Robert Schacter et al

Date of Promissory Notes	Name on Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

September 5, 2008	TYJO Corporation Money Purchase Pension Plan	$100,000	March 4, 2009	8.00%	12.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA	20,000	March 4, 2009	8.00%	12.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA	20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	TYJO Corporation Money Purchase Pension Plan	100,000	April 25, 2009	8.00%	12.00%
January 8, 2009	TYJO Corporation Money Purchase Pension Plan	100,000	July 7, 2009	8.00%	12.00%
February 2, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	August 1, 2009	8.00%	12.00%
February 17, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	August 16 ,2009	8.00%	12.00%
March 19, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	September 15, 2009	8.00%	12.00%
April 13, 2009	TYJO Corporation Money Purchase Pension Plan	20,000	October 10, 2009	8.00%	12.00%
June 10, 2009	TYJO Corporation Money Purchase Pension Plan	25,000	December 7, 2009	8.00%	12.00%
November 5, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	May 10, 2010	8.00%	12.00%
May 24, 2010*	TYJO Corporation Money Purchase Pension Plan	50,000
June 4, 2010*	TYJO Corporation Money Purchase Pension Plan	25,000
July 9, 2010 **	TYJO Corporation Money Purchase Pension Plan	25,000
		$685,000

* Funds received were for purchase of Apogee Technology, Inc. common stock at a price of $1.00 per share.

** It has not yet been determined whether these funds are to be considered a loan or equity.

Index

On June 4, 2010 $545,000 in Promissory Notes outstanding at December 31, 2009 in the name of Robert Schacter (TYJO Corp. Money Purchase Pension Plan), and $20,000 each issued in the names of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA were converted into 585,000 shares of Apogee Common Stock at $1.00 per share.  See Note 19 to the consolidated financial statements beginning on page F1 of this Annual Report on Form 10K.

* Funds received were for purchase of Apogee Technology, Inc. common stock at a price of $1.00 per share.

Others

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

July 28, 2008	$20,000	January 24, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 6, 2009	8.00%	12.00%
February 3, 2009	35,000	August 16, 2009	8.00%	12.00%
February 17, 2009	2,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009	500	October 10, 2009	8.00%	12.00%
April 13, 2009	31,000	October 10, 2009	8.00%	12.00%
April 13, 2009	30,000	October 10, 2009	12.00%	16.00%
May 18, 2009	32,000	November 14, 2009	8.00%	12.00%
May 19, 2009	500	November 15, 2009	8.00%	12.00%
November 5, 2009	70,000	May 4, 2010	8.00%	12.00%
December 21, 2009	2,563	June 19, 2010	8.00%	12.00%
January 25 2010	30,000	July 24, 2010	8.00%	12.00%
April 16, 2010	20,000	October 13, 2010	12.00%	12.00%
July 13, 2010*	20,000
July 16, 2010*	25,000
	$325,563

* Funds received were for purchase of Apogee Technology, Inc. common stock at a price of $1.00 per share.

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

Outstanding Equity Awards At Fiscal Year-End

The following table shows grants of stock options and grants of unvested incentive plan awards as of December 1, 2009, to each of the executive officers named in the Summary Compensation Table.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Herbert M. Stein	300,000	-0-		-0-	$0.950	08/17/2016
	200,000	-0-		-0-	$8.920	06/07/2014
	175,000	-0-		-0-	$8.650	03/25/2014
	200,000	-0-		-0-	$4.080	03/27/2013
	100,000	-0-		-0-	$2.710	01/21/2013
	100,000	-0-		-0-	$5.500	04/03/2012
	350,000	-0-		-0-	$6.300	12/21/2011
	100,000	-0-		-0-	$6.300	08/16/2011
	100,000	-0-		-0-	$6.250	02/12/2011
	80,000	-0-		-0-	$1.240	05/19/2010
Paul J. Murphy	15,000	10,000	(1)	-0-	$0.950	08/17/2016
	48,000	12,000000	(2)	-0-	$1.270	06/01/2015
Alexander K. Andrianov	16,000	24,000	(3)	-0-	$0.450	11/19/2017
	36,000	24,000	(4)	-0-	$0.800	09/12/2016

(1)	25,000 options granted on August 17, 2006; vesting at 20% per year beginning at the first anniversary of the grant date.

(2)	60,000 options granted on June 1, 2005; vesting at 20% per year beginning at the first anniversary of the grant date.

(3)	40,000 options granted on November 19, 2007; vesting at 20% per year beginning at the first anniversary of the grant date.

(4)	60,000 options granted on September 12, 2006; vesting at 20% per year beginning at the first anniversary of the grant date.

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

Index

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

Index

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

Index

(11)	Includes 2,197,000 shares of common stock which may be purchased upon exercise of fully vested options, 186,290 shares of common stock which may be purchased upon exercise of fully vested warrants.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In April 1997, the Company moved its principal executive offices to a facility owned by Mr. David Spiegel, a major shareholder of the Company. On October 1, 2001, the Company signed a 24-month lease for this facility, expiring September 30, 2003. Subsequently, the Company signed two lease extensions. The most recent lease extension expired on December 31, 2005.

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

Index

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

	2008	2007
Audit fees:(1)	$60,620	$66,240
Audit related fees:(2)	-0-	-0-
Tax fees:(3)	7,380	14,828
All other fees:(4)	-0-	-0-
Total	$68,000	$81,068

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

10.2*	Termination of Registration Rights Agreement, dated December 5, 2005 filed with the Current Report on Form 8-K, dated December 7, 2005 (File No. 001-10456).
10.3
Asset Purchase Agreement dated as of October 5, 2005, by and among SigmaTel, Inc., Apogee Technology, Inc., certain stockholders, and with respect to the provisions of Section 8.15 only, David B. Meyers, incorporated herein by reference from Exhibit 99.1 to the Registrant’s Form 8-K as filed on October 7, 2005 (File No. 001-10456).

10.4
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

10.6*	2007 Employee, Director and Consultant Stock Plan, incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.
10.7	Promissory Note dated as of December 11, 2007 by and between Apogee Technology, Inc. and Herbert M. Stein, previously filed on December 14, 2007 as an exhibit to a Current Report on Form 8-K.
10.8	Promissory Note dated as of December 11, 2007 by and between Apogee Technology, Inc. and David Spiegel, previously filed on December 14, 2007 as an exhibit to a Current Report on Form 8-K..
10.9
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

10.17
Promissory Note dated as of October 27, 20087 by and between Apogee Technology, Inc. and David Spiegel previously filed on a Current Report on Form 8-K, October 30, 2008 as an exhibit to a Current Report on Form 8-K.

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

Date:  August 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date

By:	/s/ Herbert M. Stein	President, Chief Executive Officer	August 13, 2010
	Herbert M. Stein	and Chairman of the Board
(Principal Executive Officer)

By:	/s/ Paul J. Murphy	Chief Financial Officer	August 13, 2010
	Paul J. Murphy	Vice President of Finance and Treasurer
(Principal Financial Office and
Principal Accounting Officer)

By:	/s/ Craig A. Dubitsky	Director	August 13, 2010
Craig A. Dubitsky

By:	/s/ Arthur S. Reynolds	Director	August 13, 2010
Arthur S. Reynolds

By:	/s/ Sheryl B. Stein	Director	August 13, 2010
Sheryl B. Stein

By:	/s/ Alan W. Tuck	Director	August 13, 2010
Alan W. Tuck

Index

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

APOGEE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets-December 31, 2008 and December 31, 2007	F-2
Consolidated Statements of Operations-Years Ended December 31, 2008 and 2007 and for the period from October 1, 2008 (date re-entering development stage) through December 31, 2008	F-3
Consolidated Statements of Stockholders’ Deficiency-Years ended December 31, 2008 and 2007 and for the period from October 1, 2008 (date re-entering development stage) through December 31, 2008	F-4
Consolidated Statements of Cash Flows-Years Ended December 31, 2008 and 2007 and for the period from October 1, 2008 (date re-entering development stage) through December 31, 2008	F-5
Notes to Consolidated Financial Statements	F-6

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apogee Technology, Inc. and Subsidiary as of December 31, 2008 and 2007 and the results of its operations and cash flows for the two-year period ended December 31, 2008 and for the period from re-entering the development stage on October 1, 2008 through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has had recurring operating losses, has negative cash flows from operations of approximately $2,000,000, negative working capital of approximately $4,200,000 and a stockholders’ deficiency of approximately $4,000,000, is in arrears with a majority of its vendors and is in default on a majority of its promissory notes.   Additionally, the Company received notices from the Securities and Exchange Commission concerning its non-compliance with and violation of its rules and regulations.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1.  The viability of the Company is dependent upon the continued forbearance of its creditors, its ability to successfully raise sufficient funds to meet its obligations and to successfully develop and market its technology.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller Wachman LLP
Boston, Massachusetts
August 11, 2010

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

- F2 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,		Cumulative from Re-entering of Development Stage on October 1, 2008 through December 31, 2008
	2008	2007

Revenues
Product sales	$21,951	$150,172	$—
Royalties	63,499	—	—

	85,450	150,172	—

Costs and expenses
Product sales	696	1,570	—
Research and development	1,558,042	1,339,324	479,080
Selling, general and administrative	2,381,182	2,141,517	438,600

	3,939,920	3,482,411	917,680

Loss from operations	(3,854,470)	(3,332,239)	(917,680)

Other income (expense)

Interest and other expense	(174,931)	(1,778)	(72,379)
Interest and other income	8,887	129,014	684

	(166,044)	127,236	(71,695)

Net loss	$(4,020,514)	$(3,205,003)	$(989,375)

Basic and diluted loss per common share	$(0.33)	$(0.27)	$(0.08)

Weighted average common shares outstanding – basic and diluted	12,086,195	11,985,428	12,132,332

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

Basis of Presentation

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has recurring operating losses, negative cash flows from operations, negative working capital of approximately $4.2 million and stockholder’s deficiency of approximately $4.0 million, is in arrears with substantially all of its vendors, has unpaid payroll, payroll withholding and payroll taxes and is in default on a majority of its Promissory Notes.  On December 11, 15, 16, and 18, 2009, Apogee received an additional $133,000 from Herbert M. Stein, David Spiegel.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009.This raises substantial doubt about its ability to continue as a going concern. Net losses were approximately $4.0 million and negative cash flows from operations were approximately $1.9 million for the twelve months ended December 31, 2008.  Given our current cash position, net losses and negative cash flows from operations and our outstanding current obligations, we will not be able to continue as a going concern without raising additional capital which is not assured.

- F6 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

We had an overdraft of approximately $49,000 at December 31, 2008.  See Note 19 - Subsequent Events – Additional Financing.  As of August 11, 2010, we had cash of approximately $100,000.

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

See Note 19 – Subsequent Events for additional information.

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

Inventories purchase commitment losses

Apogee accrues for estimated losses on non-cancelable purchase orders, which may occur if the future sales price declines below the committed purchase price.  There are no outstanding significant purchase commitments of product inventory at December 31, 2008 and no provisions were required at December, 31, 2008 or 2007.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (the Codification).  The Codification will be the single source of authoritative nongovernmental U.S. accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature.  The Codification eliminates the hierarchy of generally accepted accounting standards (“GAAP”) contained in SFAS No. 162 and establishes one level of authoritative GAAP.  All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  There will be no change to our consolidated financial statements upon adoption.  In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value,”  which makes amendments to Subtopic 820-10, “ Fair Value Measurements and Disclosures—Overall”  for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  Topic 820 assumes that the fair value of a financial instrument is the price that would be paid to transfer a liability in an orderly transaction between market participants. However, most liabilities have restrictions that do not allow them to be transferred and as such there is not a market for transferring the liabilities. ASU 2009-05 states that in the absence of a market for the liability a company can use:

- F11 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

1.	The quoted price of the identical liability when traded as an asset;
2.	a quoted price for similar liabilities or similar liabilities when traded as assets; or
3.	another valuation technique that is consistent with the principles of Topic 820 such as a present value technique.

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

3.	Accounts Receivable

Accounts Receivable at December 31, 2008 and December 31, 2007 are comprised of the following:

	December 31, 2008	December 31, 2007
Distributor	$—	$1,650
Direct customers	9,377	19,456
	$9,377	$21,106

Less allowance for doubtful accounts	(9,377)	(10,570)

Net accounts receivable	$—	$10,536

4.	Property and Equipment

Property and equipment at December 31, 2008 and December 31, 2007 are comprised of the following:

	December 31,	December 31,
	2008	2007

Equipment	$189,781	$181,459
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	92,892

	$337,663	$329,341

Less accumulated depreciation	(226,511)	(145,896)

	$111,152	$183,445

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

- F13 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

6.	Accounts Payable and Accrued Expenses

Accrued expenses are included in accounts payable on the Balance Sheet. Accounts payable and accrued expenses are as follows:

Accounts Payable	December 31,	December 31,
	2008	2007

Legal and accounting expenses	$1,612,000	$463,000
Consulting expenses	137,000	92,000
Interest owed to Promissory Note holders	113,000	1,800
Corporate insurance expenses	5,000	60,000
Director and Advisory Committee fees	43,000	13,000
Rent expenses	18,000	—
Other expenses	184,000	17,200
	$2,112,000	$647,000

Accrued Expenses	December 31,	December 31,
	2008	2007

Accrued audit expenses	$60,000	$63,000
Accrued legal expenses	15,000	7,000
Accrued consulting expenses	56,000	1,000
Other accrued expenses	24,000	28,000
	$155,000	$99,000

7.	Promissory Notes, Loans and Warrants

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

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Promissory Notes
and Loans Due To
David Spiegel

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	8.00%
July 28, 2008	50,000	January 24, 2009	8.00%	8.00%
August 12, 2008	35,000	February 8, 2009	8.00%	8.00%
August 27, 2008	35,000	February 23, 2009	8.00%	8.00%
September 5, 2008	35,000	March 4, 2009	8.00%	8.00%
October 27, 2008	35,000	April 25, 2009	8.00%	8.00%
January 6, 2009	80,000	July 5, 2009	8.00%	8.00%
	$885,000

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

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

The following tables detail the warrants issued and assumptions used.

David Spiegel
Date of Warrant	Number of Warrants	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.4582%	$0.3462	$3,462.00
March 20, 2008	10,000	$0.70	3 Years	$1.00	1.71	99.8746%	$0.3867	3,867.00
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.0092%	$0.5052	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.7826%	$0.5036	2,518.00
June 16, 2008	6,500	$0.63	3 Years	$1.00	3.33	104.1254%	$0.3555	2,310.75
June 18, 2008	5,000	$0.61	3 Years	$1.00	3.19	104.0719%	$0.3397	1,698.50
July 15, 2008	5,000	$0.87	3 Years	$1.00	2.70	104.5535%	$0.5429	2,714.50
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.5450%	$0.4481	2,240.60
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.9349%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.2618%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.2112%	$0.5404	1,891.40
October 27, 2008	3,500	$0.60	3 Years	$1.00	1.83	108.8258%	$0.3431	1,200.85
January 6, 2009	8,000	$0.75	3 Years	$1.00	1.10	108.8013%	$0.4566	3,652.80
Total	73,500							$31,518.95

Herbert M. Stein

Date of Warrant	Number of Warrants	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.4582%	$0.3462	$3,462.00
March 20, 2008	5,000	$0.70	3 Years	$1.00	1.71	99.8746%	$0.3867	1,933.50
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.0092%	$0.5052	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.7826%	$0.5036	2,518.00
June 16, 2008	3,500	$0.63	3 Years	$1.00	3.33	104.1254%	$0.3555	1,244.25
June 18, 2008	4,000	$0.61	3 Years	$1.00	3.19	104.0719%	$0.3397	1,358.80
July 15, 2008	3,000	$0.87	3 Years	$1.00	2.70	104.5535%	$0.5429	1,628.70
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.5450%	$0.4481	2,240.60
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.9349%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.2618%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.2112%	$0.5404	1,891.40
October 27, 2008	2,500	$0.60	3 Years	$1.00	1.83	108.8258%	$0.3431	857.75
Total	53,500							$23,097.55

- F18 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Other Warrants

Date of Warrant	Number of Warrants	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value
Robert Schacter et al*
September 5, 2008	14,000	$0.86	3 Years	$1.00	2.44	106.2112%	$0.5404	$7,565.60
October 27, 2008	25,000	$0.60	3 Years	$1.00	1.83	108.8258%	$0.3431	8,577.50

Others
July 28, 2008	2,000	$0.75	3 Years	$1.00	2.90	104.5450%	$0.4460	892.00
October 27, 2008	600	$0.60	3 Years	$1.00	1.83	108.8258%	$0.3431	205.86
January 6, 2009	50	$0.75	3 Years	$1.00	1.10	108.8013%	$0.4566	22.83
	41,650							$17,263.79

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

13.	Tax Loss Carryforwards

The components of the provision (benefit) for income taxes consisted of the following:

	December 31, 2008	December 31, 2007

Federal deferred	$(1,200,000)	$(1,090,000)
State deferred	(220,000)	(192,000)
Increase in valuation allowance	1,420,000	1,282,000

Provision (benefit) for income taxes	$—	$—

A reconciliation of the statutory federal rate to the effective rate for all periods is as follows:

Statutory Federal rate benefit	34%
State, net of Federal effect	6
Valuation allowance for period	(40)

Effective rate	—%

- F21 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

The significant components of our deferred assets and liabilities consist of the following:

	December 31,	December 31,
	2008	2007
Long-term assets
Net operating loss carryforwards	$6,400,000	$5,200,000
Research and development credits and other	330,000	300,000
Less valuation reserve	(6,730,000)	(5,500,000)

Net deferred tax assets	$—	$—

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

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

During the twelve months ended December 31, 2008, Apogee granted options to purchase 160,000 shares of its common stock at a weighted average fair market value of $0.7405.  No options were exercised during the fiscal year ended December 31, 2008.  In addition, during the twelve months ended December 31, 2008, options to purchase 131,500 shares of Apogee common stock vested.  The weighted average exercise price of these options was $0.9475.  Total stock based compensation expense for the fiscal year ended December 31, 2008 was approximately $75,000.  Total stock based compensation expense for the fiscal year ended December 31, 2007 was approximately $95,000. As of December 31, 2008, approximately 478,000 options to purchase approximately 478,000 shares of Apogee Common Stock with an approximate value of $153,000 are not yet vested.

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

As a result of an “Order of Suspension of Trading” from the SEC, our common stock was suspended from trading from April 16, 2010 through April 29, 2010.

Currently, Apogee has extremely limited trading in the over the counter market and is deemed a "Grey Market" security.

19.	Subsequent Events

Additional Financings

The following table details all financings subsequent to our year ended December 31, 2008:

Date of Promissory Note and Warrant	Amount Of Note	Maturity Date	Interest	Number Of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value Of Warrants
Herbert M. Stein
February 2, 2009	$30,000	August 1, 2009	8.00%	3,000	1.27	109.0427%	$0.4188	$1,256.40
February 17, 2009	10,000	August 16, 2009	8.00%	1,000	1.22	109.0432%	$0.5219	521.90
March 19, 2009	25,900	September 15, 2009	8.00%	2,590	1.21	109.8067%	$0.4057	1,050.76
April 13, 2009	33,000	October 9, 2009	8.00%	3,300	1.27	110.5920%	$0.3469	1,144.77
May 18, 2009	12,000	November 14, 2009	8.00%	1,200	1.36	111.7741%	$0.4288	514.56
July 1, 2009	20,000	December 28, 2009	8.00%	2,000	1.57	128.9334%	$0.6295	1,259.20
November 5, 2009	42,500	May 4, 2010	8.00%	4,250	1.44	131.4589%	$0.7681	3,264.43
December 21, 2009	83,500	June 19, 2010	8.00%	8,350	1.42	133.8376%	$0.8029	6,704.22
January 25, 2010	79,000	July 24, 2010	8.00%	7,900	1.40	134.8047%	$0.7268	5,741.72
February 22, 2010	66,000	August 21, 2010	8.00%	6,600	1.48	134.4382%	$0.5011	3,307.26
April 16, 2010	86,500	October 13, 2010	8.00%	8,650	1.56	136.4302%	$0.6800	5,882.00
June 4, 2010	116,000	December 1, 2010	8.00%	11,600	1.17	153.1282%	$0.3740	4,338.40
August 11, 2010	45,700	February 7, 2011	8.00%	4,570	0.81	157.1615%	$0.2115	1,002.51
	$650,100			65,010				$35,988.13

- F25 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Date of Promissory Note and Warrant	Amount Of Note	Maturity Date	Interest	Number Of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value Of Warrants
David Spiegel
March 19, 2009	$64,000	September 15, 2009	8.00%	6,400	1.21	109.8067%	$0.4057	$2,596.48
May 19, 2009	35,000	November 15, 2009	8.00%	3,500	1.37	111.7484%	$0.4288	1,500.80
June 10, 2009	25,000	December 7, 2009	8.00%	2,500	2.00	126.1055%	$0.3959	989.75
July 1, 2009	32,000	December 28, 2009	8.00%	3,200	1.57	128.9334%	$0.6295	2,014.40
November 5, 2009	103,000	May 4, 2010	8.00%	10,300	1.44	131.4589%	$0.7681	7,911.43
December 21, 2009	68,000	June 19, 2010	8.00%	6,800	1.42	133.8376%	$0.8029	5,459.72
January 25, 2010	4,665	July 24, 2010	8.00%	466	1.40	134.8047%	$0.7268	338.69
April 16, 2010	16,000	October 13, 2010	8.00%	1,600	1.56	136.4302%	$0.6800	1,088.00
June 4, 2010	14,000	December 1, 2010	8.00%	1,400	1.17	153.1282%	$0.3740	523.60
August 11, 2010	100,000	February 7, 2011	8.00%	10,000	0.81	157.1615%	$0.2115	2,115.00
	$461,665			46,166				$24,537.87

Date of Promissory Note and Warrant	Amount Of Note	Maturity Date	Interest	Number Of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value Of Warrants
Robert Schacter et al
January 8, 2009	$100,000	July 7, 2009	8.00%	25,000	1.16	108.8562%	$0.5777	$14,442.50
February 2, 2009	50,000	August 1, 2009	8.00%	12,500	1.27	109.0427%	$0.4188	5,235.00
February 17, 2009	50,000	August 16, 2009	8.00%	12,500	1.22	109.0432%	$0.5219	6,523.75
March 19, 2009	50,000	September 15, 2009	8.00%	12,500	1.21	109.8067%	$0.4057	5,071.25
April 13, 2009	20,000	October 10, 2009	8.00%	5,000	1.27	110.5920%	$0.3469	1,734.50
June 10, 1009	25,000	December 7, 2009	8.00%	6,250	2.00	126.1055%	$0.3959	2,474.38
November 5, 2009	50,000	May 4, 2010	8.00%	20,000	1.44	131.4589%	$0.7681	15,362.00
July 9, 2010*	25,000
	$370,000			93,750				$50,843.38

* It has not yet been determined whether these funds are to be considered a loan or equity.

- F26 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

Date of Promissory Note and Warrant	Amount Of Note	Maturity Date	Interest	Number Of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value Of Warrants
Others*
February 17, 2009	$35,500	August 16, 2009	8.00%	8,800	1.22	109.0432%	$0.5219	$4,592.73
March 19, 2009	500	September 15, 2009	8.00%	50	1.21	109.8067%	$0.4057	20.29
April 13, 2009	31,500	October 10, 2009	8.00%	3,150	1.27	110.5920%	$0.3469	1,092.74
April 13, 2009	30,000	October 10, 2009	12.00%	7,500	1.27	110.5920%	$0.3469	2,601.75
May 18 ,2009	32,000	November 14, 2009	8.00%	3,200	1.36	111.7741%	$0.4288	1,372.16
May 19, 2009	500	November 15, 2009	8.00%	50	1.37	111.7484%	$0.4288	21.44
November 5, 2009	70,000	May 4, 2010	8.00%	16,000	1.44	131.4589%	$0.7681	12,289.60
November 30, 2009	2,563	June 19, 2010	8.00%	256	1.42	133.8376%	$0.8029	205.53
January 25, 2010	30,000	July 24, 21010	8.00%	7,500	1.40	134.8047%	$0.7268	5,451.00
June 4, 2010	20,000	December 1, 2010	12.00%	27,500	1.17	153.1282%	$0.3740	10,285.00
	$252,563			74,006				$37,932.24

* Excluded $1,500 received prior to December 31, 2008

All warrants have been issued at an exercise price of $1.00, had a three-year term and were issued  as additional consideration for the promissory notes.  Upon reaching maturity, interest on these loans is compounded monthly and increased by 4 percentage points.  See below for details related to the conversion of accrued interest by two note holders in June 2010.

Sale of Common Stock

On May 24, 2010 and June 4, 2010 Apogee received $50,000 and $25,000, respectively, from TYJO Corporation Money Purchase Pension Plan for the purchase of 75,000 shares of Apogee common stock and warrants to purchase 37,500 shares of Apogee common stock.  These warrants are exercisable immediately upon issuance, for a term of three years at an exercise price of $1.00 per share.

Interest Conversion

On June 26, 2010 the Company completed an offer to its Note holders whereby Note holders could convert all interest  amounts accrued and unpaid as of April 15, 2010 into the Company’s Common Stock at a price of $1 per share. Two Note holders accepted this offer:

Note Holder	Interest Converted
Herbert M. Stein	$204,098
Robert Schacter, et al	82,024
Total interest converted	$286,122

- F27 -

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

This transaction resulted in a gain on extinguishment of debt of $32,810 as a result of the interest conversion by Mr. Schacter.  This transaction was recorded as of June 30, 2010.  The interest conversion by Mr. Stein was recorded as a capital transaction and recorded in Additional Paid-In capital.

Promissory Notes Conversion

Mr. Robert Schacter requested that the $545,000 in Promissory Notes outstanding at December 31, 2009 in the name of Robert Schacter (TYJO Corp. Money Purchase Pension Plan), and $20,000 each issued in the names of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA be converted to shares of Apogee Common Stock.  On June 4, 2010 the Board of Directors approved this transaction and authorized the issuance of 585,000 shares of Apogee Technology, Inc. Common Stock price of $1.00 per share.  The closing price on June 4, 2010 was $0.50; accordingly, the Company recorded a $292,500 gain on extinguishment of this debt at June 30, 2010.

Additional Warrants

In consideration of his continued financial support, the Board of Directors, on June 4, 2010, approved the issuance of warrants to purchase 151,750 shares of Apogee common stock to Mr. Robert Schacter et al.   The Company used the Black Scholes method to value these warrants.  As a result of this transaction, the Company recorded a $56,754 expense during the second quarter ended June 30, 2010.   These warrants are exercisable immediately upon issuance, for a term of three years at an exercise price of $1.00 per share.

Private Placement

Apogee has received $45,000 as part of an on-going Private Placement for 45,000 shares of Apogee common stock and warrants to purchase 22,500 shares of Apogee common stock.  Proceeds as of July 28, 2010 were $41,850 net of $3,150 in expenses.  These warrants are exercisable immediately upon issuance, for a term of three years at an exercise price of $1.00 per share.

Total Warrants issued through August 11, 2010 is 659,482 as detailed below:

Stock/Note Holder	Number of Interest Warrants Issued
Herbert M. Stein	118,510
David Spiegel	119,666
Robert Schacter et al	322,000
Others	99,306
Total Warrants issued through August 11, 2010	659,482

Other

Subsequent to year end, Apogee closed down operations of the Health Monitoring Product Group.  Costs associated with this cessation of operations as well as the termination of employees associated with this Group are not material.  Apogee’s sole focus will remain on developing and growing the Life Science Group.

- F28 -

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

SEC Administrative Proceedings

Due to its financial condition, the Company had been unable to fund payments to its auditors. Accordingly, the Company did not timely file its 2008 Annual Report on 10-K, as well as quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009. Additionally, it had not timely filed Form 8-K and related Form 4s.

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

Subsequently, on December 18, 2009 we filed our 2008 Annual Report on Form 10-K and filed our 2009 Quarterly Reports on Form 10-Q for the periods ended June 30, 2009 and September 30, 2009 in January 2010.

As noted above, the Company, on December 18, 2009, filed its delinquent financial report on Form 10-K for the year ended December 31, 2008. This report contained a Disclaimer of Opinion by its Independent Accountants due to significant uncertainty as to the Company’s ability to be a going concern. On April 16, 2010, the SEC issued an Order for an Administrative Hearing based on a claim that the filing as well as Form 10-Q’s for the first three quarters of 2009, which had been filed on January 15, 2010, were materially deficient due to the Disclaimer of Opinion and thus the filings remained delinquent. The Company was also delinquent on its Form 10-K for the Year ended December 31, 2009. An Order of Suspension of trading in the Company’s securities was enacted at that time.  The Company also did not file its Form 10-Q for the quarter ended March 31, 2010.

In June 2010 the SEC and the Company entered into a Settlement agreement without the above mentioned Hearing, under which the Company would file all its delinquent filings without a material deficiency by a mutually agreed date. Failure to do so would activate an Order to revoke the ability for the Company’s securities to trade on an exchange.

- F29 -