Form 10-Q/A
period 2009-03-31
APOGEE TECHNOLOGY INC
filed 2010-08-13
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of January 8, 2010, there were 12,132,332 shares of Common Stock, $0.01 par value per share outstanding.   See Note 13 Subsequent Events, SEC Administrative Proceedings for cessation of trading in our common stock on April 16, 2010.

APOGEE TECHNOLOGY, INC.
(A Development Stage Company)
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008 (audited)	3

Unaudited Consolidated Statements of Operations and Accumulated Deficit for the Three Months Ended March 31, 2009 and March 31, 2008 and for the period from October 1, 2008 (date re-entering development stage) through March 31, 2009	4

Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and March 31, 2008 and for the period from October 1, 2008 (date re-entering development stage) through March 31, 2009	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3 - Quantitive and Qualitative Disclosures about Market Risk	36

Item 4T - Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	36

Item 1A - Risk Factors	37

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3 - Defaults Upon Senior Securities	39

Item 4T - Submission of Matters to a Vote of Security Holders	40

Item 5 - Other Information	40

Item 6 - Exhibits	41

Signatures	42

 PART I                                                        FINANCIAL INFORMATION

 Item 1.                                                            Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$2,498	$—
Accounts receivable, net of allowance for doubtful accounts of $9,377 in 2009 and 2008	—	—
Prepaid expenses and other current assets	24,285	8,335

Total current assets	26,783	8,335

Property and equipment, net	95,113	111,152

Other assets
Patents, net	128,017	148,889

	$249,913	$268,376

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Bank overdraft	$—	$49,236
Accounts payable and accrued expenses	2,409,897	2,267,273
Officer loans and notes payable	881,782	783,524
Shareholder loans and notes payable	944,686	882,431
Other loans and notes payable	609,493	259,622

Total current liabilities	4,845,858	4,242,086

Commitments and Contingencies	—	—

Stockholders’ deficiency
Preferred stock, par value $0.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 12,132,332 issued and outstanding at March 31, 2009 and December 31, 2008	121,323	121,323
Additional paid-in capital	18,854,606	18,786,046
Accumulated deficit	(21,891,704)	(21,891,704)
Accumulated deficit during development stage	(1,680,170)	(989,375)

Total stockholders’ deficiency	(4,595,945)	(3,973,710)
	$249,913	$268,376

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
 (Unaudited)

	THREE MONTHS ENDED MARCH 31,		Cumulative from Re-entering Development Stage on OCTOBER 1, 2008 to
	2009	2008	MARCH 31, 2009

Revenues
Product sales	$—	$21,951	$—
Royalties	—	—	—

	—	21,951	—

Costs and expenses
Product sales	—	696	—
Research and development	274,670	413,087	753,750
Selling, general and administrative	331,614	684,331	770,215

	606,284	1,098,114	1,523,965

Loss from operations	(606,284)	(1,076,163)	(1,523,965)

Other income (expense)

Interest and other expense	(84,617)	(13,477)	(156,996)
Interest and other income	106	1,243	791

	(84,511)	(12,234)	(156,205)

Net loss	$ (690,795)	$ (1,088,397)	$ (1,680,170)

Accumulated deficit - beginning	$ (22,881,079)	$ (18,860,568)	$ —

Accumulated deficit - ending	(23,571,874)	(19,948,965)	(1,680,170)

Basic and diluted loss per common share	$(0.06)	$(0.09)	$(0.14)

Weighted average common shares outstanding - basic and diluted	12,132,332	11,968,332	12,132,332

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	THREE MONTHS ENDED MARCH 31,		Cumulative from Re-entering Development Stage on OCTOBER 1, 2008 to MARCH 31, 2009
	2009	2008

Cash flows from operations
Net loss	$ (690,795)	$ (1,088,397)	$ (1,680,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	—	(1,193)	—
Depreciation and amortization	25,645	22,140	83,096
Stock compensation expense for employees and directors	23,495	18,245	51,874
Original issue discount	25,049	1,855	47,534
Patent impairment	17,267	—	205,674
Changes in operating assets and liabilities:
Accounts receivable	—	11,729	—
Prepaid expenses and other current assets	(15,950)	16,502	10,829
Accounts payable and accrued expenses	142,623	381,196	537,661

Net cash used in operating activities	(472,666)	(637,923)	(743,502)

Cash flows from investing activities
Purchases of property and equipment	—	(7,082)	—
Patent costs	(6,000)	(14,701)	(28,116)

Net cash used by investing activities	(6,000)	(21,783)	(28,116)

Cash flows from financing activities
Cash overdraft	(49,236)	-	(4,284)
Proceeds for shareholder loans and notes payable	95,000	250,000	210,000
Proceeds from officer loans and notes payable	98,900	200,000	123,900
Proceeds from other loans and notes payable	336,500	—	444,500

Net cash provided by financing activities	481,164	450,000	774,116

Increase (decrease) in cash and cash equivalents	2,498	(209,706)	2,498

Cash and cash equivalents — beginning	-	320,524	-

Cash and cash equivalents — ending	$ 2,498	$ 110,818	$ 2,498

Supplemental Cash Flow Information:
Cash paid for interest	$ —	$ 5,933	$ —
Warrants issued in connection with notes payable – non-cash	$ 45,065	$ 12,724	$ 55,907
Income taxes	$ —	$ —	$ —

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

We had approximately $2,500 cash balance at March 31, 2009.  As of  August 11, 2010, we had cash of approximately $100,000.   See Note 13 - Subsequent Events – Additional Financings.

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

See Note 13 – Subsequent Events for additional information.

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

During the three months ended March 31, 2009 and 2008, no options were granted.  No options were exercised during the three months ended March 31, 2009 and 2008.  During the three months ended March 31, 2009, options to purchase 5,300 shares of Apogee common stock vested. The weighted average fair value of these options was $0.6243. During the three months ended March 31, 2009 options to purchase 44,000 shares of Apogee common stock were canceled.  Total stock-based compensation expense was approximately $23,500 and $18,000 for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, approximately 445,000 options to purchase approximately 445,000 shares of Apogee common stock with an approximate value of $130,000 are not yet vested.

Recent Accounting Pronouncements

Management does not believe there are any recently issued but not yet effective accounting pronouncements that will have a material effect on our financial statements and results of operation.

3.                 Accounts Receivable

Accounts receivable at March 31, 2009 and December 31, 2008 are comprised of the following:

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

Accounts Receivable	March 31,	December 31,
	2009	2008
		(Audited)
Distributor	$—	$—
Direct customers	9,377	9,377
	$9,377	$9,377

Less allowance for doubtful accounts	$(9,377)	(9,377)

Net accounts receivable	$—	$—

4.                Property and Equipment

Property and equipment at March 31, 2009 and December 31, 2008 are comprised of the following:

Property and Equipment	March 31,	December 31,
	2009	2008
		(Audited)
Equipment	$189,781	$189,781
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	92,892

	$337,663	$337,663

Less accumulated depreciation	(242,550)	(226,511)

	$95,113	$111,152

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
		(Audited)
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
		(Audited)
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

11.            Tax Loss Carryforwards

The following approximates the net loss carryforwards we have available in the future for federal and state tax purposes as of December 31, 2008 (audited):

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

13.                  Subsequent Events

Additional Financings

The following table details all financings subsequent to March 31, 2009:

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
David Spiegel
May 19, 2009	$35,000	November 15, 2009	8.00%	3,500	1.37	111.7484%	$0.4288	$1,500.80
June 10, 2009	25,000	December 7, 2009	8.00%	2,500	2.00	126.1055%	$0.3959	989.75
July 1, 2009	32,000	December 28, 2009	8.00%	3,200	1.57	128.9334%	$0.6295	2,014.40
November 5, 2009	103,000	May 4, 2010	8.00%	10,300	1.44	131.4589%	$0.7681	7,911.43
December 21, 2009	68,000	June 19, 2010	8.00%	6,800	1.42	133.8376%	$0.8029	5,459.72
January 24, 2010	4,665	July 24, 1010	8.00%	466	1.40	134.8047%	$0.7268	338.69
April 16, 2010	16,000	October 13, 2010	8.00%	1,600	1.56	136.4302%	$0.6800	1,088.00
June 4, 2010	14,000	December 1, 2010	8.00%	1,400	1.17	153.1282%	$0.3740	523.60
August 11, 2010	100,000	February 7, 2011	8.00%	10,000	0.81	157.1615%	$0.2115	2,115.00
	$397,665			39,766				$21,941.39

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Herbert M. Stein
May 18, 2009	$12,000	November 14, 2009	8.00%	1,200	1.36	111.7741%	$0.4288	$ 514.56
July 1, 2009	20,000	December 28, 2009	8.00%	2,000	1.57	128.9334%	$0.6295	1,259.20
November 5, 2009	42,500	May 4, 2010	8.00%	4,250	1.44	131.4589%	$0.7681	3,264.43
December 21, 2009	83,500	June 19, 2010	8.00%	8,350	1.42	133.8376%	$0.8029	6,704.22
January 25, 2010	79,000	July 24, 2010	8.00%	7,900	1.40	134.8047%	$0.7268	5,741.72
February 22, 2010	66,000	August 21, 2010	8.00%	6,600	1.48	134.4382%	$0.5011	3,307.26
April 16, 2010	86,500	October 13, 2010	8.00%	8,650	1.56	136.4302%	$0.6800	5,882.00
June 4, 2010	116,000	December 1, 2010	8.00%	11,600	1.17	153.1282%	$0.3740	4,338.40
August 11, 2010	45,700	February 7, 2011	8.00%	4,570	0.81	157.1615%	$0.2115	1,002.51
	$551,200			55,120				$32,014.32

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Robert Schacter et al
June 10, 2009	$ 25,000	December 7, 2009	8.00%	6,250	2.00	126.1055%	$0.3959	$ 2,474.38
November 5, 2009	50,000	May 4, 2010	8.00%	20,000	1.44	131.4589%	$0.7681	15,362.00
July 9, 2010*	25,000
	$100,000			26,250				$17,836.38

* It has not yet been determined whether these funds are to be considered a loan or equity.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and March 31, 2008

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Others
May 18 ,2009	$32,000	November 14, 2009	8.00%	1,200	1.36	111.7741%	$0.4288	$ 1,372.16
May 19, 2009	500	November 15, 2009	8.00%	50	1.37	111.7484%	$0.4288	21.44
November 5, 2009	70,000	May 4, 2010	8.00%	16,000	1.44	131.4589%	$0.7681	12,289.60
December 21, 2009	2,563	June 19, 2010	8.00%	256	1.42	133.8376%	$0.8029	205.54
January 25, 2010	30,000	July 24, 2010	8.00%	7,500	1.40	134.8047%	$0.7268	5,451.00
June 4, 2010	20,000	December 1, 2010	12.00%	27,500	1.17	153.1282%	$0.3740	10,285.00
	$155,063			52,506				$29,624.74

All warrants have been issued.

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

Interest Conversion

On June 26, 2010 the Company completed an offer to its Note holders whereby Note holders could convert all interest  amounts accrued and unpaid as of April 15, 2010 into the Company’s Common Stock at a price of $1 per share. Two Note holders accepted this offer:

Interest
Note Holder	Converted
Herbert M. Stein	$204,098
Robert Schacter, et al	82,024
Total interest converted	$286,122

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

Total Warrants issued through August 11, 2010 is 659,482 as detailed below:

Number of Interest
Stock/Note Holder	Warrants Issued
Herbert M. Stein	118,510
David Spiegel	119,666
Robert Schacter et al	322,000
Others	99,306
Total Warrants issued through August 11, 2010	659,482
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

As noted above, the Company, on December 18, 2009, filed its delinquent financial report on Form 10-K for the year ended December 31, 2008. This report contained a Disclaimer of Opinion by its Independent Accountants due to significant uncertainty as to the Company’s ability to be a going concern. On April 16, 2010 the SEC issued an Order for an Administrative Hearing based on a claim that the filing as well as Form 10-Q’s for the first three quarters of 2009, which had been filed on January 15, 2010, were materially deficient due to the Disclaimer of Opinion and thus the filings remained delinquent.  The Disclaimer of Opinion was removed on a subsequent filing.  The Company was also delinquent on its Form 10-K for the Year ended December 31, 2009. An Order of Suspension of trading in the Company’s securities was enacted at that time.  The Company also did not file its Form 10-Q for the quarter ended March 31, 2010.

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

Through March 31, 2009, we have received approximately $2.5 million in loans.  Since March 31 2009, we have received approximately $1.3 million in funding, which has been inadequate to meet the current needs of the Company resulting in non-payment of loan principal and interest, vendors, payroll, payroll withholding, and payroll taxes for the third and fourth quarters of 2009.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009 and to pay payroll and related costs to date.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009.  See Note 13 to the consolidated financial statements - Subsequent Events – Additional Financings.

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

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our outstanding unsecured interest-bearing promissory notes and common stock purchases (including amounts subsequent to March 31,2009) totaling approximately $3.8 million:

		Herbert M. Stein

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	12.00%
December 21, 2009	83,500	June 19, 2010	8.00%	12.00%
December 30, 2009	27,000	January 25, 2010	8.00%	12.00%
January 7, 2010	15,000	January 25, 2010	8.00%	12.00%
January 8, 2010	10,000	January 25, 2010	8.00%	12.00%
January 14, 2010	27,000	January 25, 2010	8.00%	12.00%
February 12, 2010	66,000	August 21, 2010	8.00%	8.00%
April 16, 2010	86,500	October 13, 2010	8.00%	8.00%
June 4, 2010	116,000	December 1, 2010	8.00%	8.00%
August 11, 2010	45,700	February 7, 2011	8.00%	8.00%
	$1,435,100

		David Spiegel

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	12.00%
December 21, 2009	68,000	June 19, 2010	8.00%	12.00%
January 25, 2010	4,665	July 24, 2010	8.00%	12.00%
April 16, 2010	16,000	October 13, 2010	8.00%	8.00%
June 4, 2010	14,000	December 1, 2010	8.00%	8.00%
August 11, 2010	100,000	February 7, 2011	8.00%	8.00%
	$1,346,665

	Robert Schacter et al

Date of	Name on		Maturity	Initial	Current
Promissory Notes	Promissory Note	Amount	Date	Interest Rate	Interest Rate

September 5, 2008	TYJO Corporation Money Purchase Pension Plan	$100,000	March 4, 2009	8.00%	12.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA	20,000	March 4, 2009	8.00%	12.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA	20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	TYJO Corporation Money Purchase Pension Plan	100,000	April 25, 2009	8.00%	12.00%
January 8, 2009	TYJO Corporation Money Purchase Pension Plan	100,000	July 7, 2009	8.00%	12.00%
February 2, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	August 1, 2009	8.00%	12.00%
February 17, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	August 16 ,2009	8.00%	12.00%
March 19, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	September 15, 2009	8.00%	12.00%
April 13, 2009	TYJO Corporation Money Purchase Pension Plan	20,000	October 10, 2009	8.00%	12.00%
June 10, 2009	TYJO Corporation Money Purchase Pension Plan	25,000	December 7, 2009	8.00%	12.00%
November 5, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	May 10, 2010	8.00%	12.00%
May 24, 2010*	TYJO Corporation Money Purchase Pension Plan	50,000
June 4, 2010*	TYJO Corporation Money Purchase Pension Plan	25,000
July 9, 2010**	TYJO Corporation Money Purchase Pension Plan	25,000
		$685,000

* Funds received were for purchase of Apogee Technology, Inc. common stock at a price of $1.00 per share.

** It has not yet been determined whether these funds are to be considered a loan or equity.

On June 4, 2010 $545,000 in Promissory Notes outstanding at December 31, 2009 in the name of Robert Schacter (TYJO Corp. Money Purchase Pension Plan), and $20,000 each issued in the names of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA were converted into 585,000 shares of Apogee Common Stock at $1.00 per share.  See Note 13 – Subsequent Events – Promissory Notes Conversion.

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

As of March 31, 2009 we had approximately $2,500 in cash and a working capital deficit of approximately $4.8 million.  This compares to an overdraft of approximately $49,000 as of December 31, 2008 and a working capital deficit of approximately $4.2 million.  During the three months ended March 31, 2009 and 2008, we received proceeds from loans and unsecured interest-bearing promissory notes totaling of $530,400 and $450,000, respectively, detailed as follows:

	Combined Amounts Loaned
Name on	3 Months ended March 31,
Promissory Note	2009	2008

David Spiegel	$64,000	$250,000
Herbert M. Stein	98,900	200,000
Robert Schacter et al	270,000	—
Other	97,500	—
	$530,400	$450,000

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

Apogee is in the process of attempting to secure sufficient financing, to pay its indebtedness and to continue operations.  We have been working to obtain financing from outside investors for more than 24 months, but have not yet been successful.  As of January 1, 2010 approximately $2.7 million in promissory notes are in default.  In the interim, short-term debt financing provided primarily by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors as well as Mr. Robert Schacter, et al and others, is being utilized to keep product development moving forward.  Due to the early stages of development of our products technology, we cannot estimate at this time the amounts of cash and length of time that will be required to bring our products under development to market.  It is expected that such costs will be funded not only by external financing, but also through partnership activities.  Additionally, cost cutting measures, including salary reduction for non-PyraDerm employees, discontinuation of sensor development, deferral of capital expenditures, and reduced general spending have been instituted until such time as financing is secured.  We do not expect any significant changes in the number of employees until funding has been secured, if ever.  If we are unable to generate or obtain financing, we will be required to further curtail our operations, including a reduction in the number of employees, or cease conducting business.

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

In addition, we incurred legal fees associated with the indemnification costs in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment. See Note 9 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10K.

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

In connection with the contemplated proceedings, the Staff may seek a suspension or revocation of each class of the Company’s registered securities. Also, the Staff may consider whether contempt proceedings in a federal district court are appropriate.  The Company submitted a response to this letter on November 16, 2009.  Should suspension or revocation of registration of our stock occur, the Company’s ability to raise additional funding may be severely impacted.  On December 18, 2009 we filed our 2008 Annual Report on Form 10-K and our 2009 Quarterly Reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 in January 2010.

As noted above, the Company, on December 18, 2009, filed its delinquent financial report on Form 10-K for the year ended December 31, 2008. This report contained a Disclaimer of Opinion by its Independent Accountants due to significant uncertainty as to the Company’s ability to be a going concern. On April 16, 2010 the SEC issued an Order for an Administrative Hearing based on a claim that the filing as well as Form 10-Q’s for the first three quarters of 2009, which had been filed on January 15, 2010, were materially deficient due to the Disclaimer of Opinion and thus the filings remained delinquent.  The Disclaimer of Opinion was removed on a subsequent filing.  The Disclaimer of Opinion was removed on a subsequent filing.  The Company was also delinquent on its Form 10-K for the Year ended December 31, 2009. An Order of Suspension of trading in the Company’s securities was enacted at that time.  The Company also did not file its Form 10-Q for the quarter ended March 31, 2010.

The SEC and the Company subsequently entered into a Settlement agreement without the above mentioned Hearing, under which the Company would file all its delinquent filings with out a material deficiency by a mutually agreed date. Failure to do so would activate an Order to revoke the ability for the Company’s securities to trade on an exchange.

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

ITEM 4T – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

10.6+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, January 12, 2009.)
10.7+	Promissory Note dated as of February 2, 2009 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, February 4, 2009.)
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

APOGEE TECHNOLOGY, INC.

Date: August 13, 2010	By:	/s/	Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: August 13, 2010	By:	/s/	Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial Officer and Vice President of Finance
(principal financial officer and principal accounting officer)