Form 10-Q/A
period 2009-06-30
APOGEE TECHNOLOGY INC
filed 2010-08-13
CIK 823876

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

APOGEE TECHNOLOGY, INC.
(A Development Stage Company)

 PART I                                                        FINANCIAL INFORMATION

 Item 1.                                                            Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance for doubtful accounts of $9,377 in 2009 and 2008	—	—
Prepaid expenses and other current assets	42,152	8,335

Total current assets	42,152	8,335

Property and equipment, net	79,074	111,152

Other assets
Patents, net	121,463	148,889

	$242,689	$268,376

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Bank overdraft	$24,300	$49,236
Accounts payable and accrued expenses	2,650,817	2,267,273
Officer loans and notes payable	914,291	783,524
Shareholder loans and notes payable	1,037,471	882,431
Other loans and notes payable	705,070	259,622

Total current liabilities	5,331,949	4,242,086

Commitments and Contingencies	—	—

Stockholders’ deficiency
Preferred stock, par value $0.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 12,132,332 issued and outstanding at June 30, 2009 and December 31, 2008	121,323	121,323
Additional paid-in capital	18,890,539	18,786,046
Accumulated deficit	(21,891,704)	(21,891,704)
Accumulated deficit during development stage	(2,209,418)	(989,375)

Total stockholders’ deficiency	(5,089,260)	(3,973,710)
	$242,689	$268,376

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
	SIX MONTHS ENDED JUNE 30,		Cumulative from Re-entering Development Stage on OCTOBER 1, 2008 through
	2009	2008	JUNE 30, 2009

Cash flows from operations
Net loss	$(1,220,043)	$(2,260,023)	$(2,209,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	—	(1,193)	—
Depreciation and amortization	51,450	43,840	108,901
Stock compensation expense for employees and directors	45,471	32,767	73,850
Original issue discount	53,377	12,581	75,862
Termination of license	—	22,329	—
Patent impairment	17,267	—	205,674
Changes in operating assets and liabilities:
Accounts receivable	—	11,729	—
Prepaid expenses and other current assets	(33,817)	33,184	(7,039)
Accounts payable and accrued expenses	383,543	903,776	778,582

Net cash used in operating activities	(702,752)	(1,201,010)	(973,588)

Cash flows from investing activities
Purchases of property and equipment	—	(8,322)	—
Patent costs	(9,212)	(55,736)	(31,328)

Net cash used by investing activities	(9,212)	(64,058)	(31,328)

Cash flows from financing activities
Bank overdraft	(24,936)	—	20,016
Proceeds for shareholder loans and notes payable	156,000	465,000	334,000
Proceeds from officer loans and notes payable	130,900	355,000	155,900
Proceeds from other loans and notes payable	450,000	—	495,000
Proceeds from sale of equity securities	—	164,000	—

Net cash provided by financing activities	711,964	984,000	1,004,916

Increase (decrease) in cash and cash equivalents	-	(281,068)	-

Cash and cash equivalents — beginning	-	320,524	-

Cash and cash equivalents — ending	$—	$39,456	$—

Supplemental Cash Flow Information:
Cash paid for interest	$—	$5,933	$—
Warrants issued in connection with notes payable – non-cash	$59,023	$29,128	$69,865
Income taxes	$—	$—	$—

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

Apogee did not grant options during the six months ended June 30, 2009 and 2008.  No options were exercised during six months ended June 30, 2009 and 2008.  During the six months ended June 30, 2009, options to purchase 41,900 shares of Apogee common stock vested. The weighted average fair value of these options was $0.9589. During the six months ended June 30, 2009 options to purchase 80,000 shares of Apogee common stock were canceled.  Total stock-based compensation expense for the three and six months ended June 30, 2009, was approximately $22,000 and $45,000, respectively, compared to approximately $15,000 and $33,000, respectively, for the three and six months ended June 30, 2008.  As of June 30, 2009, approximately 372,600 options to purchase approximately 372,600 shares of Apogee common stock with an approximate value of $108,155 are not yet vested.

Recent Accounting Pronouncements

Management does not believe there are any recently issued but not yet effective accounting pronouncements that will have a material effect on our financial statements and results of operation.

3                    Accounts Receivable

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

4.                    Property and Equipment

Property and equipment at June 30, 2009 and December 31, 2008 are comprised of the following:

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

Property and Equipment	June 30,	December 31,
	2009	2008
		(Audited)
Equipment	$189,781	$189,781
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	92,892

	$337,663	$337,663

Less accumulated depreciation	(258,589)	(226,511)

	$79,074	$111,152

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

6.                      Accounts Payable and Accrued Expenses
Accrued expenses are included in accounts payable on the Balance Sheet. Accounts payable and accrued expenses are as follows:

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

Accounts Payable	June 30,	December 31,
	2009	2008
		(Audited)
Legal and accounting expenses	$1,700,000	$1,612,000
Consulting expenses	77,000	137,000
Interest owed to Promissory Note holders	242,000	113,000
Corporate insurance expenses	11,000	5,000
Director and Advisory Committee fees	72,000	43,000
Rent expenses	44,000	18,000
Other expenses	294,000	184,000

	$2,440,000	$2,112,000

Accrued Expenses	June 30,	December 31,
	2009	2008
		(Audited)
Accrued audit expenses	$105,000	$60,000
Accrued legal expenses	22,000	15,000
Accrued consulting expenses	47,000	56,000
Other accrued expenses	5,000	24,000

	$179,000	$155,000

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

			Robert Schacter et al*

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

13.                  Subsequent Events

Additional Financings

The tables below summarize our outstanding unsecured interest-bearing promissory notes (including amounts subsequent to June 30, 2009).

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
David Spiegel
November 5, 2009	$103,000	May 4, 2010	8.00%	10,300	1.44	131.4589%	$0.7681	$7,911.43
December 21, 2009	68,000	June 19, 2010	8.00%	6,800	1.42	133.8376%	$0.8029	5,459.72
January 24, 2010	4,665	July 24, 1010	8.00%	466	1.40	134.8047%	$0.7268	338.69
April 16, 2010	16,000	October 13, 2010	8.00%	1,600	1.56	136.4302%	$0.6800	1,088.00
June 4, 2010	14,000	December 1, 2010	8.00%	1,400	1.17	153.1282%	$0.3740	523.60
August 11, 2010	100,000	February 7, 2011	8.00%	10,000	0.81	157.1615%	$0.2115	2,115.00
	$305,665			30,566				$17,436.44

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and June 30, 2008

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	Of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Herbert M. Stein
November 5, 2009	$42,500	May 4, 2010	8.00%	4,250	1.44	131.4589%	$0.7681	$3,264.43
December 21, 2009	83,500	June 19, 2010	8.00%	8,350	1.42	133.8376%	$0.8029	6,704.22
January 25, 2010	79,000	July 24, 2010	8.00%	7,900	1.40	134.8047%	$0.7268	5,741.72
February 22, 2010	66,000	August 21, 2010	8.00%	6,600	1.48	134.4382%	$0.5011	3,307.26
April 16, 2010	86,500	October 13, 2010	8.00%	8,650	1.56	136.4302%	$0.6800	5,882.00
June 4, 2010	116,000	December 1, 2010	8.00%	11,600	1.17	153.1282%	$0.3740	4,338.40
August 11, 20100	45,700	February 7, 2011	8.00%	4,570	0.81	157.1615%	$0.2115	1,002.51
	$519,200			51,920				$30,240.54

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Robert Schacter et al
November 5, 2009*	25,000	May 4, 2010	8.00%	10,000	1.44	131.4589%	$0.7681	$ 7,681.00
July 9, 2010**	25,000
	$50,000			10,000				$7,781.00

* This amount excluded funds received prior to June 30, 2009.  Total received $50,000.

** It has not yet been determined whether these funds are to be considered a loan or equity.

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Others
November 5, 2009	$70,000	May 4, 2010	8.00%	16,000	1.44	131.4589%	$0.7681	$12,289.60
December 21, 2009	2,563	June 19, 2010	8.00%	256	1.42	133.8376%	$0.8029	205.54
January 25, 2010	30,000	July 24, 2010	8.00%	7,500	1.40	134.8047%	$0.7268	5,451.00
June 4, 2010	20,000	December 1, 2010	12.00%	27,500	1.17	153.1282%	$0.3740	10,285.00
	$122,563			51,256				$28,231.14

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

Additional Warrants

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

Through June 30, 2009, we have received approximately $2.7 million in loans.  Since June 30, 2009, we have received approximately $1.1 million in funding, which has been inadequate to meet the current needs of the Company resulting in non-payment of loan principal and interest, vendors, payroll, payroll withholding, and payroll taxes for the third and fourth quarters of 2009.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009 and to pay payroll and related costs to date.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009.  See Note 13 to the consolidated financial statements - Subsequent Events – Additional Financings.

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

In addition, we incurred legal fees associated with the indemnification costs in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment. Through January 1, 2010, we have incurred approximately $887,000 toward this indemnification.  For the three and six months ended June 30, 2009, we have incurred approximately $30,000 and $72,000, respectively toward this indemnification, compared to approximately $62,000 and $75,000 for the same periods in 2008.  See Note 10 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives.

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

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our outstanding unsecured interest-bearing promissory notes and common stock purchases (including amounts subsequent to June 30,2009) totaling approximately $3.8 million:

		Herbert M. Stein

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	12.00%
December 21, 2009	83,500	June 19, 2010	8.00%	12.00%
December 30, 2009	27,000	January 25, 2010	8.00%	12.00%
January 7, 2010	15,000	January 25, 2010	8.00%	12.00%
January 8, 2010	10,000	January 25, 2010	8.00%	12.00%
January 14, 2010	27,000	January 25, 2010	8.00%	12.00%
February 12, 2010	66,000	August 21, 2010	8.00%	8.00%
April 16, 2010	86,500	October 13, 2010	8.00%	8.00%
June 4, 2010	116,000	December 1, 2010	8.00%	8.00%
August 11, 2010	45,700	February 7, 2011	8.00%	8.00%
	$1,435,100

		David Spiegel

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	12.00%
December 21, 2009	68,000	June 19, 2010	8.00%	12.00%
January 25, 2010	4,665	July 24, 2010	8.00%	12.00%
April 16, 2010	16,000	October 13, 2010	8.00%	8.00%
June 4, 2010	14,000	December 1, 2010	8.00%	8.00%
August 11, 2010	100,000	February 7, 2010	8.00%	8.00%
	$1,346,665

	Robert Schacter et al

Date of	Name on		Maturity	Initial	Current
Promissory Notes	Promissory Note	Amount	Date	Interest Rate	Interest Rate

September 5, 2008	TYJO Corporation Money Purchase Pension Plan	$100,000	March 4, 2009	8.00%	12.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA	20,000	March 4, 2009	8.00%	12.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA	20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	TYJO Corporation Money Purchase Pension Plan	100,000	April 25, 2009	8.00%	12.00%
January 8, 2009	TYJO Corporation Money Purchase Pension Plan	100,000	July 7, 2009	8.00%	12.00%
February 2, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	August 1, 2009	8.00%	12.00%
February 17, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	August 16 ,2009	8.00%	12.00%
March 19, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	September 15, 2009	8.00%	12.00%
April 13, 2009	TYJO Corporation Money Purchase Pension Plan	20,000	October 10, 2009	8.00%	12.00%
June 10, 2009	TYJO Corporation Money Purchase Pension Plan	25,000	December 7, 2009	8.00%	12.00%
November 5, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	May 10, 2010	8.00%	12.00%
May 24, 2010*	TYJO Corporation Money Purchase Pension Plan	50,000
June 4, 2010*	TYJO Corporation Money Purchase Pension Plan	25,000
July 9, 2010**	TYJO Corporation Money Purchase Pension Plan	25,000
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

	Combined Loan Amounts
Name on	3 Months ended June 30,		6 Months ended June 30,
Promissory Note	2009	2008	2009	2008

David Spiegel	$92,000	$215,000	$156,000	$465,000
Herbert Stein	32,000	155,000	130,900	355,000
Robert Schacter et al	50,000	—	320,000	—
Other	32,500	—	130,000	—
	$206,500	$370,000	$736,900	$820,000

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