Form 10-Q/A
period 2009-09-30
APOGEE TECHNOLOGY INC
filed 2010-08-13
CIK 823876

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

APOGEE TECHNOLOGY, INC.
(A Development Stage Company)
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008 (audited)	3

Unaudited Consolidated Statements of Operations and Accumulated Deficit for the Three and Nine Months Ended September 30, 2009 and September 30, 2008 and for the period from October 1, 2008 (date re-entering development stage) through September 30, 2009	4

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and September 30, 2008 and for the period from October 1, 2008 (date re-entering development stage) through September 30, 2009	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3 - Quantitive and Qualitative Disclosures about Market Risk	36

Item 4T - Controls and Procedures	36

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	36

Item 1A - Risk Factors	38

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3 - Defaults Upon Senior Securities	40

Item 4 - Submission of Matters to a Vote of Security Holders	41

Item 5 - Other Information	41

Item 6 - Exhibits	41

Signatures	42

 PART I                                                        FINANCIAL INFORMATION

 Item 1.                                                            Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED BALANCE SHEETS

	SEPTMBER 30,	DECEMBER 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance for doubtful accounts of $9,377 in 2009 and 2008	—	—
Prepaid expenses and other current assets	20,544	8,335

Total current assets	20,544	8,335

Property and equipment, net	63,035	111,152

Other assets
Patents, net	112,641	148,889

	$196,220	$268,376

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Bank overdraft	$2,321	$49,236
Accounts payable and accrued expenses	2,966,934	2,267,273
Officer loans and notes payable	948,308	783,524
Shareholder loans and notes payable	1,105,960	882,431
Other loans and notes payable	751,455	259,622

Total current liabilities	5,774,978	4,242,086

Commitments and Contingencies	—	—

Stockholders’ deficiency
Preferred stock, par value $0.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 12,132,332 issued and outstanding at September 30, 2009 and December 31, 2008	121,323	121,323
Additional paid-in capital	18,912,559	18,786,046
Accumulated deficit	(21,891,704)	(21,891,704)
Accumulated deficit during development stage	(2,720,936)	(989,375)

Total stockholders’ deficiency	(5,578,758)	(3,973,710)
	$196,220	$268,376

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

  APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,		Cumulative from Re-entering Development Stage on OCTOBER 1, 2008 through
	2009	2008	SEPTEMBER 30, 2009

Cash flows from operations
Net loss	$(1,731,561)	$(3,031,138)	$(2,720,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	—	(1,193)	—
Depreciation and amortization	77,305	64,068	134,756
Stock compensation expense for employees and directors	64,217	46,723	92,595
Original issue discount	70,543	32,849	93,028
Termination of license	—	22,329	—
Patent impairment	17,267	—	205,674
Changes in operating assets and liabilities:
Accounts receivable	—	11,729	—
Prepaid expenses and other current assets	(12,210)	51,651	14,569
Accounts payable and accrued expenses	699,661	1,126,687	1,094,700

Net cash used in operating activities	(814,778)	(1,676,295)	(1,085,614)

Cash flows from investing activities
Purchases of property and equipment	—	(8,322)	—
Patent costs	(10,207)	(82,710)	(32,323)

Net cash used in investing activities	(10,207)	(91,032)	(32,323)

Cash flows from financing activities
Bank overdraft	(46,915)	4,284	(19,637)
Proceeds for shareholder loans and notes payable	223,000	620,000	338,000
Proceeds from officer loans and notes payable	163,900	510,000	188,900
Proceeds from other loans and notes payable	485,000	160,000	593,000
Proceeds from sale of equity securities	—	152,519	—

Net cash provided by financing activities	824,985	1,446,803	1,117,937

Decrease in cash and cash equivalents	-	(320,524)	-

Cash and cash equivalents — beginning	-	320,524	-

Cash and cash equivalents — ending	$—	$—	$—

Supplemental Cash Flow Information:
Cash paid for interest	$—	$5,933	$—
Warrants issued in connection with notes payable – non-cash	$62,296	$57,810	$73,138
Income taxes	$—	$—	$—

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

Estimated Amortization is as follows:

Year ended December 31,
Three months ended December 2009	6,715
2010	34,628
2011	34,628
2012	34,628
2013	2,041

6.                Accounts Payable and Accrued Expenses

Accrued expenses are included in accounts payable on the Balance Sheet. Accounts payable and accrued expenses are as follows:

Accounts Payable	September 30,	December 31,
	2009	2008
		(Audited)
Legal and accounting expenses	$1,712,000	$1,612,000
Consulting expenses	65,000	137,000
Interest owed to Promissory Note holders	324,000	113,000
Corporate insurance expenses	—	5,000
Director and Advisory Committee fees	86,000	43,000
Rent expenses	57,000	18,000
Other expenses	362,000	184,000

	$2,606,000	$2,112,000

Accrued Expenses	September 30,	December 31,
	2009	2008
		(Audited)
Accrued audit expenses	$127,000	$60,000
Accrued legal expenses	15,000	15,000
Accrued consulting expenses	45,000	56,000
Accrued payroll and payroll taxes	123,000	—
Other accrued expenses	50,000	24,000
	$360,000	$155,000

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
	$948,900

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

		Promissory Notes and Loans Due To Robert Schacter et al

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

September 5, 2008	$140,000	March 4, 2009	8.00%	12.00%
October 27, 2008	100,000	April 25, 2009	8.00%	12.00%
January 8, 2009	100,000	July 7, 2009	8.00%	12.00%
February 2, 2009	50,000	August 1, 2009	8.00%	12.00%
February 17, 2009	50,000	August 16, 2009	8.00%	12.00%
March 19, 2009	50,000	September 15, 2009	8.00%	12.00%
April 13, 2009	20,000	October 10, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
November 5, 2009	50,000	May 4, 2010	8.00%	8.00%
	$585,000

		Promissory Notes and Loans Due To Others

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

July 28, 2008	$20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 5, 2009	8.00%	12.00%
February 17, 2009	37,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009	61,500	October 12 2009	8.00%	12.00%
May 18, 2009	32,500	November 14, 2009	8.00%	12.00%
November 5, 2009	10,000	May 4, 2010	8.00%	8.00%
	$168,000

* This amount excludes funds received subsequent to September 30, 2009.  Total received $103,000.

** This amount excludes funds received subsequent to September 30, 2009.  Total received $42,500.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

			David Spiegel

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	10,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	3,867.00
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	6,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	2,310.75
June 18, 2008	5,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,698.50
July 15, 2008	5,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	2,714.50
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.54508%	$0.4481	2,240.60
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	3,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	1,200.85
January 6, 2009	8,000	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	3,652.80
March 19, 2009	6,400	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	2,596.48
May 19, 2009	3,500	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	1,500.80
June 10, 2009	2,500	$0.60	3 Years	$1.00	2.00	126.10551%	$0.3959	989.75
July 1, 2009	3,200	$0.87	3 Years	$1.00	1.57	128.93341%	0.6295	2,014.40
November 5, 2009	6,700	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	7,911.43
Total	95,800							$46,531.81

			Herbert M. Stein

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	5,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	1,933.50
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	3,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	1,244.25
June 18, 2008	4,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,358.80
July 15, 2008	3,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	1,628.70
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.545 08%	$0.4481	2,240.60
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	2,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	857.75
February 2, 2009	3,000	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	1,256.40
February 17, 2009	1,000	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	521.90
March 19, 2009	2,590	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	1,050.76
April 13, 2009	3,300	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,144.77
May 18, 2009	1,200	0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	514.56
July 1, 2009	2,000	$0.87	3 Years	$1.00	1.57	128.93341%	0.6295	1,259.20
November 5, 2009	4,250	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	3,264.43
Total	70,840							$32,109.67

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

13.                  Subsequent Events

Additional Financings

The following table details all financings subsequent to September 30, 2009:

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
David Spiegel
November 5, 2009*	$36,000	May 4, 2010	8.00%	3,600	1.44	131.4589%	$0.7681	$2,765.16
December 21, 2009	68,000	June 19, 2010	8.00%	6,800	1.42	133.8376%	$0.8029	5,459.72
January 25, 2010	4,665	July 24, 2010	8.00%	466	1.40	134.8047%	$0.7268	338.69
April 16, 2010	16,000	October 13, 2010	8.00%	1,600	1.56	136.4302%	$0.6800	1,088.00
June 4, 2010	14,000	December 1, 2010	8.00%	1,400	1.17	153.1282%	$0.3740	523.60
August 11, 2010	100,000	February 7, 2011	8.00%	10,000	0.81	157.1615%	$0.2115	2,115.00
	$238,665			23,866				$12,290.17

*This amount excludes funds received prior to September 30, 2009.  Total received $103,000.

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Herbert M. Stein
November 5, 2009*	$9,500	May 4, 2010	8.00%	950	1.44	131.4589%	$0.7681	$ 729.70
December 21, 2009	83,500	June 19, 2010	8.00%	8,350	1.42	133.8376%	$0.8029	6,704.22
January 25, 2010	79,000	July 24, 2010	8.00%	7,900	1.40	134.8047%	$0.7268	5,741.72
February 22, 2010	66,000	August 21, 2010	8.00%	6,600	1.48	134.4382%	$0.5011	3,307.26
April 16, 2010	86,500	October 13, 2010	8.00%	8,650	1.56	136.4302%	$0.6800	5,882.00
June 4, 2010	116,000	December 1, 2010	8.00%	11,600	1.17	153.1282%	$0.3740	4,338.40
August 11, 2010	45,700	February 7, 2011	8.00%	4,570	0.81	157.1615%	$0.2115	1,002.51
	$486,200			48,620				$27,705.81

*This amount excludes funds received prior to September 30, 2009.  Total received $42,500.

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Robert Schacter et al
July 9, 2010*	25,000

* It has not yet been determined whether these funds are to be considered a loan or equity.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and September 30, 2008

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Other
November 5, 2009	$60,000	May 4, 2010	8.00%	15,000	1.44	131.4589%	$0.7681	$11,521.50
December 21, 2009	2,563	June 19, 2010	8.00%	256	1.42	133.8376%	$0.8029	205.54
January 25, 2010	30,000	July 24, 2010	8.00%	7,500	1.40	134.8047%	$0.7268	5,451.00
June 4, 2010	20,000	December 1, 2010	12.00%	27,500	1.17	153.1282%	$0.3740	10,285.00
	$122,563			50,256				$27,193.04

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

Through September 30, 2009, we have received approximately $2.8 million in loans.  Since September 30, 2009, we have received approximately $1.0 million in funding, which has been inadequate to meet the current needs of the Company resulting in non-payment of loan principal and interest, vendors, payroll, payroll withholding, and payroll taxes for the third and fourth quarters of 2009.  The proceeds from these loans were used to pay unpaid payroll and payroll taxes up through and including payroll for the period ended December 15, 2009 and to pay payroll and related costs to date.  These amounts exclude payroll and payroll taxes for Mr. Herbert M. Stein, who has not drawn cash compensation from Apogee since June 30, 2009.  See Note 13 to the consolidated financial statements - Subsequent Events – Additional Financings.

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

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2009	2008	2009	2008

Statement of Operations Data:
Revenue	$—	$37,893	$—	$85,450
Costs and expenses	(415,486)	(753,954)	(1,453,594)	(3,022,238)
Other Income (expenses)	(96,032)	(55,054)	(277,967)	(94,350)
Net Loss	$(511,518)	$(771,115)	$(1,731,561)	$(3,031,138)

Shares Outstanding	12,132,332	12,132,332	12,132,332	12,070,704

Total Assets	$196,220	$518,896	$196,220	$518,896
Stockholders’ deficiency	$(5,578,758)	$(3,023,556)	$(5,578,758)	$(3,023,556)
Loss per share (basic and fully diluted)	$(0.04)	$(0.06)	$(0.14.)	$(0.25)

Cumulative from Re-entering Development Stage on October 1, 2008 through September 30, 2009

Statement of Operations Data:
Revenue	$—
Costs and expenses	(2,371,275)
Other Income (expenses)	(349,661
Net Loss	$(2,720,936)

Shares Outstanding	12,132,332

Total Assets	$196,220
Stockholders’ deficiency	$(2,720,936)
Loss per share (basic and fully diluted)	$(0.22)

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

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our outstanding unsecured interest-bearing promissory notes and common stock purchases (including amounts subsequent to September 30,2009) totaling approximately $3.8 million:

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

	Combined Loan Amounts
Name on	3 Months ended September 30,		9 Months ended September 30,
Promissory Note	2009	2008	2009	2008

David Spiegel	$67,000	$155,000	$223,000	$620,000
Herbert Stein	33,000	155,000	163,900	510,000
Robert Schacter et al	25,000	140,000	345,000	140,000
Leo Spiegel	10,000	—	45,000	—
Others	—	20,000	95,000	20,000
	$135,000	$470,000	$871,900	$1,290,000

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