Form 10-K
period 2009-12-31
APOGEE TECHNOLOGY INC
filed 2010-08-13
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding twelve months (or such shorter periods that the registrant was required to submit and post such files).  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form  10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
( Do not check if a smaller Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenue for the most recent year: $0

State the aggregate market value of the voting held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of the specified date within the past 60 days.  The aggregate market value of the common stock held by non-affiliates of the registrant was $4,903,877, based on the closing price of the stock on the Pink Sheets LLC on July 26, 2010.

As of July 26, 2010, 13,123,454 shares of the registrant’s common stock were outstanding.  See Risk Factors Related To Our Common Stock for cessation of trading in our common stock on April 16, 2010.

INDEX

		PAGE
PART I
ITEM 1	Description of Business	3
ITEM 1A	Risk Factors	10
ITEM 2	Description of Property	16
ITEM 3	Legal Proceedings	16
ITEM 4	Submission of Matters to a Vote of Security Holders	18

PART II
ITEM 5	Market for Registrants, Common stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
ITEM 6	Selected Consolidated Financial Data	21
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 7A	Quantitive and Qualitative Disclosures About Market Risk	31
ITEM 8	Financial Statements and Supplementary Data	31
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
ITEM 9A(T)	Controls and Procedures	32
ITEM 9B	Other Information	33

PART III
ITEM 10	Directors, Executive Officers, and Corporate Governance	33
ITEM 11	Executive Compensation	37
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	41
ITEM 14	Principal Accounting Fees and Services	42

PART IV
ITEM 15	Exhibits, Financial Statements Schedules	44
	Signatures	48
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets at December 31, 2009 and 2008	F-2
	Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008 and for the period from October 1, 2008 (date of re-entering development stage) through December 31, 2009	F-3

Consolidated Statements of Stockholders’ Deficiency for the Years Ended  December 31, 2009 and 2008 and for the period from October 1, 2008 (date of re-entering development stage) through December 31, 2009
		F-4
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and for the period from October 1, 2008 (date of re-entering development stage) through December 31, 2009	F-5
	Notes to Consolidated Financial Statements	F-6

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

Corporate Overview

Apogee Technology, Inc., (“Apogee”, “we”, “us” or “our”) is developing PyraDerm™, a proprietary intradermal drug delivery system for vaccines and other pharmaceuticals that we intend to market to pharmaceutical and medical device companies.  Until Mach 31, 2009, we were also engaged in the development of IntellaPAL™, a proprietary sensor-based health monitoring systems for the elderly care and other markets that we intended to manufacture and market to individuals and health organizations.

Our Life Science Group is developing PyraDerm, an advanced intradermal drug delivery system, to meet the needs of patients, health insurers, companies developing pharmaceuticals, as well as, governments and international health organizations. PyraDerm is designed to be a low-cost, effective, painless delivery system that can be self administered and easily stored while potentially providing pharmaceutical companies an extended patent position for their current drug formulations. We had previously demonstrated that PyraDerm system containing adjuvanted vaccine formulations is capable of improving the efficiency of immunization and providing a significant dose sparing effect in a relevant animal model. Technologies that reduce the required vaccine dose would allow faster and more efficient production of vaccines, which is especially important in case of vaccine shortages during epidemic emergencies, such as pandemic influenza. The results of these studies were published in 2009 in the Proceedings of the National Academy of Sciences of the USA serving as an important validation of our approach to intradermal vaccination. In 2009 we had to scale down research and development efforts due to financial constraints focusing on the proof-of-concept thermal stability studies of PyraDerm system and relevant formulations and certain efforts on the development of the production process. In these studies Apogee has been able to demonstrate the advantages of some of its systems compared to commonly used solution formulations. We believe that these findings on improved thermal stability are important for future development of PyraDerm as better shelf-life and lower dependence on temperature controlled distribution chains can be one of the critical advantages of our technology. The Company also continued to pursue patent applications related to its technology. Upon completion of our studies, if successful, we intend to pursue licensing and partnership agreements for multiple product applications with pharmaceutical, and medical device companies, and government and world health organizations  interested in drug delivery systems and technologies.

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

On October 5, 2005, we sold our audio IC business, including the DDX technology and the associated royalties from our license agreement with ST, to SigmaTel, Inc., or SigmaTel, for approximately $9.4 million plus a one-year earn-out that subsequently amounted to $383,000. After the sale, we reorganized our remaining MEMS division into two major business groups, the Medical Products Group and the Sensor Products Group. We also closed our sales offices in China, Japan, Taiwan and Hong Kong and terminated our agreements with our independent sales representatives and distributors.  The Sensor Products Group was subsequently closed September 2008.

In 2008, all our revenue was derived from royalties received as a result of an agreement between Apogee and Freescale (formerly SigmaTel, Inc.) whereby Freescale agreed to pay Apogee a percentage of the royalties it received from ST in exchange for supporting their royalty negotiations with ST, as well as revenue from the sale of the remaining DDX inventory.   Upon acceptance by Freescale of lower royalty payments, the arrangement agreed to between Freescale and Apogee in April 2008 was cancelled.  No further revenue is expected under this arrangement.  We expect future revenue, if any, will initially be the result of licensing and development-related revenues resulting from the grant of rights to our intellectual property.  In order to support our operations, we intend to secure additional funding in 2010.

Since October 1, 2008, we have operated as a technology research and development-stage company, and have invested our resources substantially in the development of our Life Science Group.

Index

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

We believe PyraDerm offers several advantages over competitive transdermal delivery technologies and non-transdermal systems for vaccines, small-dose high-potency protein drugs and other active ingredients. We also believe that our technology has the potential to enhance the delivery rate of certain small-molecule drugs compared to existing passive transdermal systems or patches. When compared with other active transdermal systems that utilize electrical/thermal/RF/laser energy or particle ablation, we believe our system will be lower in cost, safely disposable and will have the potential for self-administration. We believe our system has the potential to reduce or eliminate pain, safer to dispose and decrease the reliance on controlled temperature chain supply.  In addition, our system may provide improved efficacy for vaccines.  Compared to oral administration, our approach avoids the digestion system, thereby potentially reducing side effects, and improving the bioavailability for specific drugs.

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

Index

•
Stability/Shelf Life: We have demonstrated that our microneedle formulations appear to improve thermal stability of certain biologically active compounds as compared to liquid formulations. This advantage could provide a longer potential shelf-life without loss of efficacy, while at the same time reducing the cost of storage and reliance on cold chain supply.

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

Index

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

Index

Competition

As presented above, we believe that we are positioned to compete effectively in the drug delivery marketplace. However, our major competitors are substantially larger and have financial resources significantly greater than our own. Companies developing similar drug delivery technologies include 3M Company, Zosano Pharma, Becton Dickinson and Company and Corium International Incorporated.

Business Operations

Research and Development

During the year ended December 31, 2009, we spent approximately $703,000 primarily to support our Life Science Group and to a lesser extent our former Health Monitoring Group.  As of March 31, 2009 we closed down the operations of our Health Monitoring Product Group.  During the year ended December 31, 2008, we spent approximately $1.6 million on research and development, or R&D, activities to support our Life Science Group and to a limited extent our Health Monitoring Product Group.   At March 31, 2009, we recorded a patent impairment charge of approximately $17,000.  These patent applications were related to our Health Monitoring Group which was closed down as of March 31, 2009.  At December 31, 2008 we recorded a patent impairment charge of approximately $188,000 to reflect a decline in valuation of certain patent applications due to a technology decision we made subsequent to year end.  If we are able to secure additional financing to support our operations and repay our existing indebtness, we anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Intellectual Property

Our policy is to protect the technology important to the success of our business by filing and pursuing U.S. patent applications and, where appropriate, corresponding foreign patent applications. We continued with an exclusive license agreement with the Georgia Tech Research Corporation, which grants us exclusive rights to a patent application and know-how related to the design and manufacturing of microneedle-based drug delivery systems. Previously, we have filed patent applications related to our microneedle technology to protect rights for microneedle formulations with improved coating efficiency, methods and systems for precise dose control.

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

Scientific Advisory Board

Our Scientific Advisory Board is comprised of scientists who provide specific expertise on a consulting basis, except for Dr. Andrianov who is an employee of Apogee. The Scientific Advisory Board assists us on issues related to fundamental technologies, product development, potential applications and clinical testing.  Its members, and their affiliations and area of expertise, include:

Index

Name	Affiliation	Area of Expertise
Alexander K. Andrianov, Ph. D.	Chairman of the Scientific Advisory Board, Apogee Technology, Inc.	Chemistry and Drug Delivery Formulation
R. Rox Anderson, M.D. *	Mass General Hospital Harvard Medical School Massachusetts Institute of Technology	Dermatology
Mark Prausnitz, Ph.D.*	Georgia Institute of Technology	Drug Delivery Technologies
Hans Wigzell, M.D., Ph.D.*
Royal Swedish Academy of Sciences
Chief Scientific Advisor to the Swedish Government
American Society for Immunology
Finnish Society of Sciences and Letters
Danish Academy of Sciences and Letters
Academia Europea
Immunology

* Although the contract agreements with these members have expired, certain members continue to confer with the Company on technical and scientific issues.

Employees

As of December 31, 2009, Apogee had 6 full-time and 2 part-time employees, including 4 in research and development and 4 in general and administration.  This compares to 4 full-time and 9 part-time employees, including 9 in research and development and 4 in general and administration as of December 31, 2008. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.  It is our belief that relations with our employees are good.

Executive Officers of the Company

The following table sets forth certain information with respect to the executive officers of Apogee Technology as of December 31, 2009.  All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Herbert M. Stein	81	President, Chief Executive Officer and Chairman of the Board
Paul J. Murphy	62	Chief Financial Officer and Vice President of Finance

Mr. Herbert M. Stein has served as Apogee’s Chief Executive Officer since January 2001. Mr. Stein has been a Director of the Company since 1996 and has been Chairman of the Board since January 2000. Mr. Stein was Chief Executive Officer of Organogenesis, Inc from 1987 through 1999 and was Chairman of the Board of Directors of Organogenesis from 1991 through 1999.

Mr. Paul J. Murphy joined Apogee in June 2005 in the role of Chief Financial Officer and Vice President of Finance, including the responsibilities of the Company’s Principal Accounting Officer. Prior to joining Apogee, from June 2004 to June 2005, Mr. Murphy was an independent contractor with JH Cohn, LLP, an accounting firm, working on engagements with public companies to design, assess and test controls for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  From March 2002 until June 2004, Mr. Murphy worked as a self-employed consultant for companies on short-term projects of the type ordinarily undertaken by a Chief Financial Officer.  From February 1999 through January 2002, Mr. Murphy was the Senior Vice President, Chief Financial Officer and Treasurer of Artel Video Systems, Inc., a video networking technology-company.  Previous to 1999, Mr. Murphy worked as a Chief Financial Officer with four companies, three of which were publicly traded issuers.

Index

Item 1A.	RISKS RELATED TO OUR BUSINESS

WE REQUIRE ADDITONAL CAPITAL TO CONTINUE OPERATIONS AND HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

As of December 31, 2009, we had approximately $4,700 cash, a stockholders’ deficiency of approximately $6.0 million, an accumulated deficit of approximately $25.1 million and a working capital deficit of approximately $6.1 million.  We had a net loss of approximately $2.2 million for the fiscal year ended December 31, 2009, compared to a net loss of $4.0 million for the fiscal year ended December 31, 2008.

We have substantial debt and interest obligations and expect to incur additional debt to the extent available, to maintain our operations.  As of July 28, 2010 and subsequent to the conversion of $585,000 of promissory notes into 585,000 shares of Apogee Common Stock at $1.00 per share, we had approximately $2.9 million in promissory notes and loans outstanding to a significant shareholder, our President, Chief Executive Officer and Chairman of the Board of Directors, individual investors and others..  These promissory notes are payable upon demand, not  subject to any premium or penalty for prepayment, bear simple interest of 8% or for JAZFund LLC 12% per annum until maturity.  An additional 4% interest compounded monthly is charged on all post-maturity notes.  We are currently in default on substantially all of the promissory notes.

We have large unpaid balances with professional.  We are currently in arrears with loan and interest payments and a majority of our vendors.

As of March 31, 2009 and October 13, 2009, respectively, Apogee’s Directors and Officers Liability Insurance and other business insurance were cancelled due to non-payment and the Company maybe required to pay uninsured losses and/or cease operations due to these potential uninsured losses.

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

As noted above, the Company, on December 18, 2009, filed its delinquent financial report on Form 10-K for the year ended December 31, 2008. This report contained a by its Independent Accountants due to significant uncertainty as to the Company’s ability to be a going concern. On April 16, 2010 the SEC issued an Order for an Administrative Hearing based on a claim that the filing as well as Form 10-Q’s for the first three quarters of 2009, which had been filed on January 15, 2010, were materially deficient due to the Disclaimer of Opinion and thus the filings remained delinquent. The Disclaimer of Opinion was removed on a subsequent filing.  The Company was also delinquent on its Form 10-K for the Year ended December 31, 2009. An Order of Suspension of trading in the Company’s securities was enacted at that time.  The Company also did not file its Form 10-Q for the quarter ended March 31, 2010.

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

Index

IF OUR ATTEMPTS TO SECURE ADDITIONAL FINANCING ARE NOT SUCCESSFUL, WE WILL BE REQUIRED TO CEASE OR CURTAIL OUR OPERATIONS, OR OBTAIN FUNDS ON UNFAVORABLE TERMS.  THESE FACTORS CREATE A SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our available resources are already not sufficient, without additional sources of financing, to continue our business, and we expect to incur operating losses for the foreseeable future.  Consequently, in order to maintain our operations, which we have already curtailed substantially, we will need to access additional equity or debt.  Securing financing is proving even more difficult than anticipated in light of the current global economic crisis and the turmoil impacting global financial markets.  These factors create a substantial doubt about our ability to continue as a going concern.  In light of our negative stockholders’ equity, there can be no assurance that we will be able to obtain the necessary additional capital on a timely basis or on acceptable terms, if at all, to continue our operations and, to the extent available, to fund the development of our business. In any of such events, the continuation of our operations would be materially and adversely affected and we may have to cease conducting business.

As noted above, Apogee is in the process of attempting to secure sufficient financing to continue operations.  In the interim, short-term debt financing provided by Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors, and Mr. David Spiegel, as well as Mr. Robert Schacter, et al and others, is being utilized to preserve our intellectual property, maintain our technical capabilities and know-how, and support our technology development in accordance with our licensing agreement.  Additionally, cost cutting measures, including salary reduction for non-PyraDerm employees, discontinuation of sensor development, deferral of capital expenditures, non-payment of professional and other services providers and reduced general spending have been instituted until such time as financing is secured, if ever.  If we are unable to obtain financing, we may be required to further curtail our operations or cease conducting business.  Given our current level of debt, we do not expect that our stockholders would receive any proceeds if we declare bankruptcy or seek to liquidate the Company.  In 2009, Apogee closed down operations of the Health Monitoring Product Group.  Costs associated with this cessation of operations as well as the termination of employees associated with this Group were not material.

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

In order to potentially commercialize our drug delivery technologies, we intend to pursue licensing, development and partnership agreements with pharmaceutical and medical device companies, as the cost to develop and obtain regulatory approval for drug delivery products is high and there may be a need to get access or license additional technology components, such as vaccine antigens, adjuvants, or drugs.  If we are unable to complete agreements with potential partners or we are unable to raise sufficient funds to commercialize our products, ourselves we may not be able to receive a return on our investment in our drug delivery technologies.

Index

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

Index

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

OUR COMPLIANCE WITH THE SARBANES-OXLEY ACT AND SEC RULES CONCERNING INTERNAL CONTROLS MAY BE TIME-CONSUMING, DIFFICULT AND COSTLY FOR US.

We expect that it will be time-consuming and costly for us to maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain if applicable.

Index

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

Index

On December 18, 2009 we filed our 2008 Annual Report on Form 10-K and our 2009 Quarterly Reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 in January 2010.-

As noted above, the Company, on December 18, 2009, filed its delinquent financial report on Form 10-K for the year ended December 31, 2008. This report contained a Disclaimer of Opinion by its Independent Accountants due to significant uncertainty as to the Company’s ability to be a going concern. The Disclaimer of Opinion was removed on a subsequent filing.  On April 16, 2010 the SEC issued an Order for an Administrative Hearing based on a claim that the filing as well as Form 10-Q’s for the first three quarters of 2009, which had been filed on January 15, 2010, were materially deficient due to the Disclaimer of Opinion and thus the filings remained delinquent. The Company was also delinquent on its Form 10-K for the Year ended December 31, 2009. An Order of Suspension of trading in the Company’s securities was enacted at that time.

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

Apogee rents approximately 5,000 square feet of office space at 129 Morgan Drive, Norwood, Massachusetts from an entity controlled by a major stockholder.  See Note 8 of the consolidated financial statements – Related Party Transactions.  The lease for this office space expired on December 31, 2005.  Currently, Apogee is renting this facility on a month-to-month basis and believes that this rent is at or below market rate.   Rent has been accrued and remains unpaid since September 2008.

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

Index

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

No matters were submitted to a vote of security holders during the year ended December 31, 2009.

PART II

Item 5.	MARKET FOR REGISTANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

After exhausting the appeals process with the American Stock Exchange, or AMEX, and pursuant to the final hearing with the Listings Qualifications Panel of the American Stock Exchange, we were notified on January 30, 2008 that the Listings Qualification Panel upheld their decision to cease the continued listing of our stock.  We immediately began the transitioning process to the OTC Bulletin Board® and/or the Pink Sheets© LLC until April 2010.  .

For a short period of time following the delisting, we were traded solely on the Pink Sheets, however, on January 23, 2008, we announced that our shares were being quoted on the Over–the-Counter Bulletin Board® or OTCBB, under the symbol “ATCS.OB”.  Our stock was listed on the Pink Sheets, LLC under the symbol “ATCS.PK from May 2009 until April 2010.  As a result of an “Order of Suspension of Trading” from the SEC, our common stock was suspended from trading from April 16, 2010 through April 29, 2010.  Currently, Apogee has extremely limited trading in the over the counter market and is deemed a "Grey Market" security.  See Note 18 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

The following table sets forth, for the periods indicated, the high and low sales prices for the Common stock as reported by the Pink Sheets from January 2, 2008 to December 31, 2009.

	Common stock
	High	Low
2008:
First Quarter	0.90	0.28
Second Quarter	1.01	0.51
Third Quarter	1.01	0.55
Fourth Quarter	0.79	0.38

2009:
First Quarter	1.02	0.15
Second Quarter	1.41	0.25
Third Quarter	1.30	0.65
Fourth Quarter	1.30	0.65

On December 31, 2009 the last sales price of our common stock was $1.05 per share.

Penny Stock Regulations

Our stock is presently regulated as a penny stock and broker-dealers will be subject to such regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock.

Index

Holders

As of July 20, 2010, there were approximately 59 registered holders of record of Apogee’s common stock.  This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Recent Sales of Unregistered Equity Securities

None

Default Upon Securities

As of December 31, 2009, $2,649,900 was in default and accruing post-maturity interest. The promissory notes listed below now bear interest at 12% with the exception of one promissory note which now bears interest at 16%, the interest after maturity, are payable on demand, and are compounded monthly as a result of non-payment at maturity date.

David Spiegel
Date of Promissory Note	Maturity Date	Amount Accruing Post Maturity Interest Interest at 12%

December 12, 2007	March 10, 2008	$150,000
February 21, 2008	August 19, 2008	100,000
March 20, 2008	September 16, 2008	100,000
April 1, 2008	September 28, 2008	50,000
May 15, 2008	November 11, 2008	50,000
June 16, 2008	December 13, 2008	65,000
June 18, 2008	December 15, 2008	50,000
July 15, 2008	January 11, 2009	50,000
July 28, 2008	January 24, 2009	50,000
August 12, 2008	February 8, 2009	35,000
August 27, 2008	February 23, 2009	35,000
September 5, 2008	March 4, 2009	35,000
October 27,2008	April 25 ,2009	35,000
January 9, 2009	July 5, 2009	80,000
March 19, 2009	September 15, 2009	64,000
May 19, 2009	November 15, 2009	35,000
June 10, 2009	December 7, 2009	25,000
July 1, 2009	December 28, 2009	32,000
Total		$1,041,000

Herbert M. Stein
Date of Promissory Note	Maturity Date	Amount Accruing Post Maturity Interest Interest at 12%

December 12, 2007	March 10, 2008	$250,000
February 21, 2008	August 19, 2008	100,000
March 20, 2008	September 16, 2008	50,000
April 1, 2008	September 28, 2008	50,000
May 15, 2008	November 11, 2008	50,000
June 16, 2008	December 13, 2008	35,000
June 18, 2008	December 15, 2008	40,000
July 15, 2008	January 11, 2009	30,000
July 28, 2008	January 24, 2009	50,000
August 12, 2008	February 8, 2009	35,000
August 27, 2008	February 23, 2009	35,000
September 5, 2008	March 4, 2009	35,000
October 27, 2008	April 25, 2009	25,000
February 2, 2009	August 1, 2009	30,000
February 17, 2009	August 16, 2009	10,000
March 19, 2009	September 15, 2009	25,900
April 13, 2009	October 10, 2009	33,000
May 18, 2009	November 14, 2009	12,000
July 1, 2009	December 28, 2009	20,000
Total		$915,900

Index

Robert Schacter et al
Date of Promissory Note	Maturity Date	Amount Accruing Post Maturity Interest Interest at 12%

September 5, 2008	March 4, 2009	$140,000
October 27, 2008	April 25, 2009	100,000
January 8, 2009	July 7, 2009	100,000
February 2, 2009	August 1, 2009	50,000
February 17, 2009	August 16, 2009	50,000
March 19, 2009	September 15, 2009	50,000
April 13, 2009	October 10, 2009	20,000
June 10, 2009	December 7, 2009	25,000
Total		$535,000

Others
Date of Promissory Note	Maturity Date	Amount Accruing Post Maturity Interest Interest at 12%

July 28, 2008	January 24, 2009	$20,000
October 27, 2008	April 25, 2009	6,000
January 6, 2009	July 5, 2009	500
February 17, 2009	August 16, 2009	37,000
March 19, 2009	September 15, 2009	500
April 13, 2009	October 10, 2009	31,500
April 13, 2009*	October 10, 2009	30,000
May 18, 2009	November 14, 2009	32,000
May 19, 2009	November 15, 2009	500
		$158,000

* JAZFund LLC – accruing post maturity interest at 16%.

Index

Dividends

During the last five years, we did not declare any dividends on our common stock.  It is the present intention of our board of directors to not pay any dividends and retain any earnings to provide funds for the operation and expansion of our business.   Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual and legal restrictions and other factors the board of directors deems relevant.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of  Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K. The tables that follow present selected historical financial data for the years ended December 31, 2009 and 2008 and for the period from October 1, 2008, the date Apogee re-entered development stage, through December 31, 2009.

	For the Twelve-Month Period Ended December 31,		Cumulative from Re-entering Development Stage on October 1, 2008 to December 31,
	2009	2008	2009

Statement of Operations Data:
Revenue	$-0-	$85,450	$-0-
Costs and expenses	(1,814,849)	(3,939,920)	(2,732,530)
Other Income (expenses)	(384,502)	(166,044)	(456,196)
Net Loss	$(2,199,351)	$(4,020,514)	$(3,188,726)

Shares Outstanding	12,132,332	12,132,332	12,132,332

Total Assets	$170,010	$268,376
Stockholders’ deficiency	$(5,985,324)	$(3,973,710)
Loss per share (basic and diluted)	$(0.18)	$(0.33)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Index

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

Our sole focus remains on securing additional financing to support for the development of our Life Science Group, to support our operations and repay our existing indebtness.

At December 31, 2009, we had an accumulated deficit of approximately $25.1 million, as compared to a deficit of $22.9 million as of December 31, 2008.  Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop PyraDerm™.

Through December 31, 2009, we have received approximately $3.1 million in loans.  Since December 31, 2009, we have received approximately $691,000 in funding, which has been inadequate to meet the current needs of the Company resulting in non-payment of loan principal and interest and vendors.  See Note 18 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

Development Stage Company

Apogee is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) ASC915 “Accounting and Reporting by Development Stage Enterprises”.  Since October 1, 2008, we have devoted substantially all of our efforts to business planning, raising capital and research and development.

Revenue Recognition

Consulting and licensing revenue is recognized as services are performed.

Revenue will be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.  We had no product sales since the first quarter ended March 31, 2008.  Royalty revenue from our prior (DDX) products closed as of January 1, 2006.

Royalty revenue is recorded when earned in accordance with the underlying agreements.

Valuation of Long-Lived Assets

Property, plant and equipment, patents and trademarks are amortized over their estimated useful lives. Useful lives are based on management’s estimates over the period that such assets will generate revenue.  In accordance with ASC Topic 360, "Property, Plant and Equipment," long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable.  We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.  Future adverse changes in market conditions or poor operating results of underlying capital investments or certain assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.  At March 31, 2009, we recorded a patent impairment charge of approximately $17,000 to reflect the write-off of patent costs associated with the discontinuation of our Health Monitoring Group.  Additionally, we amortize the balance of our patent applications over five years, which resulted in a $34,600 charge for the twelve months ended December 31, 2009.

Index

Stock-Based Compensation

We account for stock-based compensation for employees in accordance with ASC Topic 718, "Compensation-Stock Compensation” using the modified prospective method.  Under the fair value recognition provision of ASC Topic 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. The fair value of the options on their grant date is measured using the Black-Scholes option-pricing model, which we believe yields a reasonable estimate of the fair value of the grants made. The valuation provisions of ASC Topic 718 apply to grants issued since January 1, 2005 (the effective date) and to grants that were outstanding as of that date that are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period.

Non-employee stock-based compensation is accounted for in accordance with ASC Topic 505, "Equity-based payments to Non-Employees."  In accordance with this topic, cost recognized for non-employee share-based payment transactions is determined by the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.

Legal Fees

We record legal costs (such as fees and expenses of outside legal counsel and other service providers) when incurred or when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated if invoices have not been received.  Significantly lower legal fees were incurred during the fiscal year ended December 31, 2009, compared to 2008 as a result of a decrease in legal fees in connection with the SEC investigation as well as decreased legal fees associated with the indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors for the Shamy matter.

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

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

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

Index

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

No revenue was recognized for the twelve months ended December 31, 2009.  We recognized revenue for the twelve months ended December 31, 2008 of approximately $85,000.  On January 15, 2008, we sold the remaining DDX inventory held in our Norwood office to one of our customers, and on January 24, 2008, the remaining DDX inventory housed in Hong Kong was sold to one of our former DDX distributors.  Total proceeds received from the disposition of the DDX inventory were $17,000.

In April 2008, SigmaTel, Inc. agreed to pay Apogee a percentage of the royalties it received from STMicroelectronics NV (“ST”) in exchange for supporting their royalty negotiations with ST. As a result of this agreement, Apogee received approximately $63,500 for the twelve months ended December 31, 2008.  No revenue was recorded for the twelve months ended December 31, 2009.

We anticipate that we will not generate any material future revenue until such time, if ever, that we are able to generate revenue from our PyraDerm™ technology.

Cost of Revenue

Since substantially all of the revenue recorded was from products related to our former audio IC business, it had previously been fully reserved at 100%.  All of the non-product-related revenue recorded for the twelve months ended December 31, 2008 was for royalties received as a result of the above-referenced arrangement with SigmaTel.  Therefore, we did not record any cost of revenue for the twelve months ended December 31, 2009.

Operating Expenses

Research and Development Costs

Our research and development, or R&D, expenses consist primarily of salaries, development material costs, and external consulting and service costs related to the development and design of new products.  Research and development expenses were approximately $703,000 for the twelve months ended December 31, 2009, compared to approximately $1.6 million for the twelve months ended December 31, 2008.  This decrease of approximately $855,000 or 55% was the result of a reduction in expenses for our Life Science Group as well as the discontinuation of activities related to both our sensor products and our Health Monitoring Group.

During the twelve months ended December 31, 2009, the cost of utilization of third-party consultants decreased by approximately $163,500, or 90%, to approximately $17,800, compared to approximately $181,300 for the twelve months ended December 31, 2008.  This decrease was the result of our discontinuing activities on both sensor products and our Health Monitoring Group as well as decreased utilization of third-party consultants related to our Life Science Group.

For the twelve months ended December 31, 2009, human resource costs decreased by approximately $372,500, or 40%, to approximately $560,700, compared to approximately $933,200 for the twelve months ended December 31, 2008.  Effective as of June 9, 2008, human resource expense was reduced by 20% for most R&D employees as a result of transitioning from full time to part time in order to reduce expenses.  In addition to the transition to part-time status of some of our employees, we discontinued operations of our Health Monitoring Group effective as of March 31, 2009, thereby reducing our overall headcount by three employees.  Expenses related to the Health Monitoring Group are insignificant.

Index

For the twelve months ended December 31, 2009, we recorded a patent impairment charge of approximately $17,000 to reflect the write-off of patent costs associated with the discontinuation of our Health Monitoring Group.    At December 31, 2008, we recorded a patent impairment charge of approximately $188,000 to reflect a decline in valuation of certain patent applications due to a technology decision we made subsequent to year end.

For the twelve months ended December 31, 2009, depreciation and amortization expense decrease by approximately $72,600, or 54%, to approximately $61,700, compared to approximately $134,300 for the twelve months ended December 31, 2008.  This decrease was partially offset by the amortization of approximately $35,000 of patent related expenses for the twelve months ended December 31, 2009.  During the fourth quarter ended December 31, 2008 we amortized approximately $37,000 of patent application related expenses.  We had been capitalizing license fees paid to third parties for costs associated with the exclusive rights to their patents.  We were amortizing these fees over a period of four years.    During the quarter ended June 30, 2008, we elected to terminate our 2006 license agreement with the University of Akron Research Foundation, as we had developed technology in-house and licensed a more compatible technology.  As a result, we expensed the remaining $22,000 of unamortized license fees under this license agreement.  In addition, during the quarter ended June 30, 2008, we expensed an additional $30,000, which represented the minimum royalty due under this terminated license agreement.

While we continue to conduct in-house experimentation and testing, purchases of supplies and consumables for the medical laboratory were reduced by approximately $41,600, or 93%, to approximately $3,100 for the twelve months ended December 31, 2009, compared to approximately $44,700 for the twelve months ended December 31, 2008.

For the twelve months ended December 31, 2009, travel and entertainment expenses decreased by approximately $25,800, or 99%, to approximately $300 for the twelve months ended December 31, 2009, compared to approximately $26,100 for the twelve months ended December 31, 2008.

In 2009 we reduced R&D spending to the minimal level required for preservation of our intellectual property, maintenance of our technical capabilities and know-how, and support of our technology development in accordance with our licensing agreement.  If we are able to secure additional financing, we anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Selling, General and Administrative Costs

General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative, or SG&A, expenses were approximately $1.1 million for the twelve months ended December 31, 2009, compared to approximately $2.4 million for the twelve months ended December, 31, 2008.  The decrease of approximately $1.3 million, or 54%, was primarily attributed to a reduction in professional fees, human resources costs, and an overall reduction in operating expenses.  Legal fees were reduced with the settlement of the SEC investigation.  During 2009 we continued to incur legal expenses in connection with the indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors as described below.

For the twelve months ended December 31, 2009 human resource costs decreased by approximately $94,000 or 13%, to approximately $606,000, compared to approximately $700,000 for the twelve months ended December 31 2008.  This decrease was the result of a 20% reduction in SG&A employee salaries effective as of June 9, 2008, partially offset by an increase in stock-based compensation expenses.  In addition, Mr. Herbert M. Stein has not drawn cash compensation from Apogee since June 30, 2009 nor has the Board of Directors received cash compensation since early 2008.  We have accrued Mr. Stein’s salary and related taxes, as well as the Board of Directors’ compensation, totaling approximately $135,000 and $72,000, respectively, through December 31, 2009.  For the twelve months ended December 31, 2009, stock compensation expense increased by approximately $12,000, to approximately $44,000 for the twelve months ended December 31, 2009, compared, compared to approximately $32,000 for the twelve months ended December 31, 2008.

Professional expenses decreased by approximately $1.039 million, or 76%, to approximately $325,800 for the twelve months ended December 31, 2009, compared to approximately $1.365 million for the twelve months ended December 31, 2008.  For the twelve months ended December 31, 2009, legal expenses decreased by $947,000, or 79%, to approximately $246,000, compared to approximately $1.193 million for the twelve months ended December 31, 2008.   Legal fees decreased primarily as a result of the settlement of the SEC investigation as well as a decrease in legal fees associated with the continued indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors in connection with the Shamy matter detailed below.  Audit fees decreased approximately $58,000, or 71% to approximately $24,000 for the 12 months ended December 31, 2009, compared to approximately $82,000 for the period ended December 31, 2008.  This decrease was primarily due to the decrease in the Company’s activity.

Index

An investigation by the SEC settled on May 19, 2009, which the Company first became aware of in May 2005, was ongoing through early 2009. The subject matter of this investigation was the Company's prior revenue recognition practices that were addressed in the Company's restatement of its financial statements for the fiscal year ended December 31, 2004.  As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as amended, Apogee’s Audit Committee, with the assistance of independent counsel, conducted an investigation into Apogee’s historical accounting practices that resulted in the implementation of remedial actions. See our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, for detail regarding the restatement.  In July 2008, Apogee, it’s Chief Executive Officer and other employees received notifications from the Staff of the SEC relating to the Staff's 2005 investigation. These notifications, known as “Wells Notices,” stated that the Staff considered recommending that the Commission bring enforcement actions against the Company and certain employees, based on alleged violations of certain provisions of the federal securities laws, including Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Wells Notice sent to the Company indicated that in any action actually brought against the Company, the Staff would seek an injunction against future violations of the federal securities laws as relief.

On May 19, 2009, the Securities and Exchange Commission (“commission”) settled this enforcement action.  See Note 9 to the consolidated financial statements beginning on page F1 of this Annual Report on Form 10K.  In light of the settlement we do not anticipate any additional significant legal fees associated with this matter.

We have agreed to indemnify certain employees, directors and a former employee in connection with the SEC investigation. As of December 31, 2009, we have incurred approximately $554,000 to date in legal expenses to indemnify these individuals in association with this matter.  During the twelve months ended December 31, 2009, we incurred expenses associated with this indemnification of approximately $1,600, compared to approximately $542,000 for the twelve months ended December 31, 2008.

In addition, we incurred legal fees associated with the indemnification costs in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment. Through December 31, 2009, we have incurred approximately $911,000 toward this indemnification.  For the twelve months ended December 31, 2009, we have incurred approximately $122,000, toward this indemnification, compared to approximately $230,000 for the twelve months ended December 31, 2008.  See Note 9 to the consolidated financial statements beginning on page F1 of this Annual Report on Form 10K.

On October 28, 2009, the Company received a “Wells Notice” from the staff of the Commission related to Apogee’s failure to timely file its reports under the Exchange Act in 2009 – See Note 17 to the consolidated financial statements beginning on page F1 of this Annual Report on Form 10K.

We were not receiving reimbursement under our Director and Officer insurance policy for either the indemnification of Mr. Stein or the ongoing investigation by the SEC.  As of March 31, 2009, Apogee’s Directors and Officers Liability Insurance was cancelled due to non-payment.

Investor relations expense decreased by approximately $32,800, or 69%, to approximately $15,000 for the twelve months ended December 31, 2009, compared to approximately $47,800 for the twelve months ended December 31, 2008.   As part of our cost reduction, we have been forced to limit our investor relations activities.  If additional funding is secured, we will be in a position to resume focusing on increasing awareness of our scientific and corporate developments.

Travel and Entertainment costs decreased by approximately $37,500, or 97%, to approximately $1,000 for the twelve months ended December 31, 2009, compared to approximately $38,500 for the twelve months ended December 31, 2008.  Corporate insurance decreased by approximately $44,400, or 60%, to approximately $29,300 for the twelve months ended December 31, 2009, compared to approximately $73,700 for the twelve months ended December 31, 2008.  This decrease was the result of the Directors and Officers Liability Insurance being cancelled effective as of March 31, 2009 and Commercial and Product Liability Insurance being cancelled effective as of October 13, 2009 due to non-payment.  In addition, we had reductions to various other overhead expenses, including: communication, marketing and maintenance.  Operating expenses are expected to increase when our financial position allows.

Index

Interest  Income (Expense)

Interest income includes income from Apogee’s cash and from investments and expenses related to its financing activities. During the twelve months ended December 31, 2009, we did not generate interest income.  During the twelve months ended December 31, 2008, we generated interest income of approximately $847.

During the twelve months ended December 31, 2008, we recorded miscellaneous income of approximately $8,000.

Interest expense resulting from the issuance of promissory notes and related warrants to Mr. Herbert M. Stein, Mr. David Spiegel, Mr. Robert Schacter et al and others was approximately $385,600 for the twelve months ended December 31, 2009, compared to approximately $174,900 for the twelve months ended December 31, 2008.  See below for a detail of these expenses.

	12 Months ended December 31,
Name on Promissory Note	2009	2008

David Spiegel	$142,963	$79,659
Herbert Stein	116,636	80,493
Robert Schacter et al	103,750	13,086
Others	22,266	1,693
	$385,615	$174,931

Net Loss

Apogee’s net loss for the twelve months ended December 31, 2009 was approximately $2.2 million, or $0.18 per basic and diluted common share, compared to a net loss of approximately $4.0 million, or $0.33 per basic and diluted common share, for the twelve months ended December 31, 2008.  This decrease in our net loss was the result of a decrease in legal fees and a reduction in human resource expenses as well as an overall decrease in operating expenditures due to our current cash restraints.

Income Taxes

Apogee incurred no State income taxes for the 12 months ended December 31, 2009 and 2008.  There was no Federal income tax expense for either 2009 or 2008. As of December 31, 2009 and 2008, we had available a Federal net operating loss carryforward of approximately $21 million and $19 million, respectively and a State net operating loss carryforward of approximately $14 million and $12 million, respectively.  These net operating loss carryforwards will expire at various times between 2010 and 2029.

Significant changes in ownership, future changes in laws and regulations and the alternative minimum tax may significantly restrict the use of these carryforwards.

Liquidity and Capital Resources

The tables below summarize our outstanding unsecured interest-bearing promissory notes and common stock purchases (including amounts subsequent to December 31, 2009) totaling approximately $3.8 million:

Index

Herbert M. Stein
Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	12.00%
December 21, 2009	83,500	June 19, 2010	8.00%	12.00%
December 30, 2009	27,000	January 25, 2010	8.00%	12.00%
January 7, 2010	15,000	January 25, 2010	8.00%	12.00%
January 8, 2010	10,000	January 25, 2010	8.00%	12.00%
January 14, 2010	27,000	January 25, 2010	8.00%	12.00%
February 12, 2010	66,000	August 21, 2010	8.00%	8.00%
April 16, 2010	86,500	October 13, 2010	8.00%	8.00%
June 4, 2010	116,000	December 1, 2010	8.00%	8.00%
August 11, 2010	45,400	February 11, 2011	8.00%	8.00%

	$1,435,100

David Spiegel
Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	12.00%
December 21, 2009	68,000	June 19, 2010	8.00%	12.00%
January 25, 2010	4,665	July 24, 2010	8.00%	12.00%
April 16, 2010	16,000	October 13, 2010	8.00%	8.00%
June 4, 2010	14,000	December 1, 2010	8.00%	8.00%
August 11, 2010	100,000	February 7, 2011	8.00%	8.00%
	$1,346,665

Index

Robert Schacter et al
Date of Promissory Notes	Name on Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

September 5, 2008	TYJO Corporation Money Purchase Pension Plan	$100,000	March 4, 2009	8.00%	12.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA	20,000	March 4, 2009	8.00%	12.00%
September 5 2008	Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA	20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	TYJO Corporation Money Purchase Pension Plan	100,000	April 25, 2009	8.00%	12.00%
January 8, 2009	TYJO Corporation Money Purchase Pension Plan	100,000	July 7, 2009	8.00%	12.00%
February 2, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	August 1, 2009	8.00%	12.00%
February 17, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	August 16 ,2009	8.00%	12.00%
March 19, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	September 15, 2009	8.00%	12.00%
April 13, 2009	TYJO Corporation Money Purchase Pension Plan	20,000	October 10, 2009	8.00%	12.00%
June 10, 2009	TYJO Corporation Money Purchase Pension Plan	25,000	December 7, 2009	8.00%	12.00%
November 5, 2009	TYJO Corporation Money Purchase Pension Plan	50,000	May 10, 2010	8.00%	12.00%
May 24, 2010*	TYJO Corporation Money Purchase Pension Plan	50,000
June 4, 2010*	TYJO Corporation Money Purchase Pension Plan	25,000
July 9, 2010	TYJO Corporation Money Purchase Pension Plan**	25,000
		$685,000

* Funds received were for purchase of Apogee Technology, Inc. common stock at a price of $1.00 per share.

**  It has not yet been determined whether these funds are to be considered a loan or equity.

On June 4, 2010 $545,000 in Promissory Notes outstanding at December 31, 2009 in the name of Robert Schacter (TYJO Corp. Money Purchase Pension Plan), and $20,000 each issued in the names of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA were converted into 585,000 shares of Apogee Common Stock at $1.00 per share.  See Notes 18 to the consolidated financial statements beginning on page F1 of this Annual Report on Form 10K.

Index

	Others
Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

July 28, 2008	$20,000	January 24, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 6, 2009	8.00%	12.00%
February 17, 2009	37,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009	31,500	October 10, 2009	8.00%	12.00%
April 13, 2009	30,000	October 10, 2009	12.00%	16.00%
April 16, 2010	20,000	October 13, 2010	12.00%	12.00%
May 18, 2009	32,000	November 14, 2009	8.00%	12.00%
May 19, 2009	500	November 15, 2009	8.00%	12.00%
November 5, 2009	70,000	May 4, 2010	8.00%	12.00%
December 21, 2009	2,563	June 19, 2010	8.00%	12.00%
January 25, 2010	30,000	July 24, 2010	8.00%	12.00%
July 13, 2010*	20,000
July 16, 2010*	25,000
	$325,563

* Funds received were for purchase of Apogee Technology, Inc. common stock at a price of $1.00 per share.

As of December 31, 2009, we had cash of approximately $4,700 and a working capital deficit of approximately $6.0 million.  This compares to an overdraft of approximately $49,000 as of December 31, 2008 and a working capital deficit of approximately $4.2 million.  During the twelve months ended December 31, 2009, we received proceeds from loans and unsecured interest-bearing promissory notes totaling approximately $1.2 million, compared to approximately $1.5 million for the same period in 2008, detailed as follows:

Combined Loan Amounts
Name on	12 Months ended December 31,
Promissory Note	2009	2008

David Spiegel	$407,000	$655,000
Herbert Stein	256,900	535,000
Robert Schacter et al	345,000	240,000
Others	204,563	26,000
	$1,213,463	$1,456,000

These promissory notes are payable upon demand and were not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, except for 12% loan interest rate for JAZFund, payable monthly in arrears on the outstanding balance.  An additional 4% interest is charged on any notes exceeding maturity.  In addition, post maturity notes are compounded monthly.

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

Index

Net cash used in operating activities for the twelve-month period ended December 31, 2009 decreased to approximately $1.1 million compared to approximately $1.9 million in the twelve-month period ended December 31, 2008. As of March 31, 2008, we sold the remaining DDX inventory for a total of $17,000 and offset the remaining reserves for slow moving, excess and obsolete inventory.  As of December 31, 2009, our accounts payable, accrued expenses and accrued payroll were approximately $3.1 million, of which a majority is composed of professional fees.   We are currently in arrears with loan and interest payments and a majority of our vendors.  Mr. Herbert M Stein has not drawn cash compensation from Apogee since June 30, 2009, nor has the Board of Directors received cash compensation since early 2008.  We have accrued Mr. Stein’s salary and the Board of Directors’ compensation.

Net cash used in investing activities for the twelve months ended December 31, 2009 was approximately $21,600, compared to approximately $113,100 for the twelve months ended December 31, 2008.  We continued to support the existing patent applications related to our Life Science Group.

Net cash provided by financing activities was approximately $1.1 million for the twelve months ended December 31, 2009.  This compares $1.8 million for the twelve months ended December 31, 2008.  During the twelve-month period ended December 31, 2009, we received the proceeds from unsecured interest bearing promissory notes totaling approximately $1.2 million as described above.  These loans are payable upon demand and are not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, except for 12% per annum for JAZFund LLC, payable monthly in arrears on the outstanding balance.   An additional 4% interest will be charged on any notes exceeding maturity.  In addition, post maturity notes are compounded monthly.  See Notes 6 and 18 to the consolidated financial statements beginning on page F1 of this Annual Report on Form 10K. We are currently in default on substantially all of the promissory notes.  We must raise additional capital to continue operations.

Apogee is in the process of attempting to secure sufficient financing, to pay its indebtedness and to continue operations.  We have been working to obtain financing from outside investors for more than 24 months, but have not yet been successful.  As of June 30, 2010, subsequent to the conversion of $585,000 in promissory notes by Mr. Robert Schacter et al, approximately $2.5 million in promissory notes are in default.  In the interim, short-term debt financing provided primarily by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors, and Mr. David Spiegel, as well as Mr. Robert Schacter, et al and others, is being utilized to keep product development moving forward.  Due to the early stages of development of our products technology, we cannot estimate at this time the amounts of cash and length of time that will be required to bring our products under development to market.  It is expected that such costs will be funded not only by external financing, but also through partnership activities.  Additionally, cost cutting measures, including salary reduction for non-PyraDerm employees, discontinuation of sensor development, deferral of capital expenditures, and reduced general spending have been instituted until such time as financing is secured.  We do not expect any significant changes in the number of employees until funding has been secured, if ever..  If we are unable to generate or obtain financing, we will be required to further curtail our operations, including a reduction in the number of employees, or cease conducting business.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Apogee’s financial instruments include: cash, loans and accounts payable.  At December 31, 2009 and December 31, 2008, the carrying value of our cash, loans and accounts payable approximate fair values given the short maturity of these instruments.

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

Index

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There was no change in accountants or disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 31, 2009 and 2008.

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

(b)
Changes in Internal Controls.  There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

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

Index

Item 9B.	OTHER INFORMATION.

As of June 30, 2010, subsequent to the conversion of $585,000 in promissory notes by Mr. Robert Schacter et al, approximately $2.5 million in promissory notes are in default.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

 Directors and Executive Officers
The Board of Directors

The Company’s Restated Certificate of Incorporation, as amended and Restated By-Laws provide for the Company’s business to be managed by or under the direction of the Board of Directors. Under the Company’s Restated Certificate of Incorporation, as amended, and Restated Bylaws, the number of directors is fixed from time to time by the Board of Directors. The number of Directors is currently fixed at a minimum of four (4) and a maximum of nine (9). There are currently five members on the Board of Directors.

Set forth below are the names of the directors as of the date of this report, their ages, their offices in the Company, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships.

Name	Age	Position with the Company	Term Ending at Annual Meeting
Herbert M. Stein	81	Chairman of the Board, President and Chief Executive Officer	Until successors are duly elected
Craig A. Dubitsky(3)	44	Director	2011
Arthur S. Reynolds(1), (2), (3)	66	Director	Until successors are duly elected
Sheryl B. Stein	55	Director	Until successors are duly elected
Alan W. Tuck(1), (2), (3)	61	Director	2011

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

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

Mr. Craig A. Dubitsky, a Class I director, has served as a director since June 30, 2004.  Mr. Dubitsky is the Founder and Managing Partner of 20-10 LLC, and early stage venture capital and strategic advisory firm focused on the consumer sector.  From December 2005 through August 2009, Mr. Dubitsky was Co-Founder and Managing Partner of The Kind Group, a consumer packaged goods incubator and holding company, where he led the creation, design and distribution efforts for Kind's first brand, eos (tm).  Mr. Dubitsky served as Senior Vice President of Venture Development for Simon Property Group, the largest retail REIT in the U.S. from October 2000 through March of 2002.  Mr. Dubitsky served on the Board of Directors of Method Products, a consumer packaged goods company, from 2001-2005.  In addition, Mr. Dubitsky was Founder and Chief Executive Officer of Bigmove, Inc./Masterkey, which was acquired by Public Storage in 2000.  He also served as Vice President and LME Specialist at Citigroup from 1994 through 1999.  Mr. Dubitsky currently serves on the Board of Directors of The Art Directors Club, the oldest global marketing, communications, and design organization, and serves on the Advisory Board of Tonic, a new media concern, and Help Remedies, a transformational over-the-counted drug company.

Index

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

Name	Age	Position with the Company
Paul J. Murphy	62	Chief Financial Officer and Vice President of Finance

Mr. Paul J. Murphy joined the Company in June 2005 in the role of Chief Financial Officer and Vice President of Finance, including the responsibilities of the Company’s Principal Accounting Officer. Prior to joining the Company, from June 2004 to June 2005, Mr. Murphy was an independent contractor with JH Cohn, LLP, an accounting firm, working on engagements with public companies to design, assess and test controls for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. From March 2002 until June 2004, Mr. Murphy worked as a self-employed consultant for companies on short-term projects of the type ordinarily undertaken by a Chief Financial Officer. From February 1999 through January 2002, Mr. Murphy was the Senior Vice President, Chief Financial Officer and Treasurer of Artel Video Systems, Inc., a video-networking technology company. From 1979 through 1999, Mr. Murphy worked as a Chief Financial Officer with four companies, three of which were publicly traded issuers.

 Family Relationships

Herbert M. Stein is the father of Sheryl B. Stein. There are no other family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

General Information Concerning the Board of Directors and its Committees

During the fiscal year ended December 31, 2009, there were two (2) meetings of the Board of Directors. In addition, from time to time, the members of the Board of Directors acted by unanimous written consent pursuant to Delaware law. The Board of Directors has four standing committees: the audit committee, the compensation committee, the nominating and corporate governance committee, and the executive committee. Each of the directors attended both meetings of the Board and/or Board Committees (of which he or she was a member) held during the last fiscal year with the exception of Mr. Arthur Reynolds who attended one meeting.

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

Index

The Board of Directors has concluded that Mr. Reynolds meets the definition of an Audit Committee Financial Expert as such term is defined in the rules and regulations of the SEC. During the fiscal year ended December 31, 2009, the Audit Committee held two (2) meetings.

Compensation Committee
The Compensation Committee is currently comprised of Messrs. Alan W. Tuck, Chairman, and Arthur S. Reynolds, each of whom qualifies as an independent director under the rules of The American Stock Exchange. The Compensation Committee reviews and determines salaries, equity grants and incentive compensation of the chief executive officer and other executive officers and is responsible for performing the other related responsibilities set forth in its Duties and Responsibilities. During the fiscal year ended December 31, 2009, no meetings were held by the Compensation Committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently comprised of Messrs. Craig Dubitsky, Chairman, Arthur S. Reynolds, and Alan W. Tuck each of whom is independent in accordance with the applicable American Stock Exchange Listing Standards. The Nominating and Corporate Governance Committee selects and recommends individuals to be presented to the shareholders of the Company for election or re-election to the Board or Directors, oversees the evaluation of the Board of Directors and Company management, monitors corporate governance principles, practices and guidelines for the Board of Directors and the Company and is responsible for performing other responsibilities as set forth in its written charter, a copy of which is posted on the Company’s website at:  http://www.apogeebio.com.  During the fiscal year ended December 31, 2009, no meetings were held by the Nominating and Corporate Governance Committee.

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

The Board of Directors currently does not have a written policy regarding attendance by directors at the Company’s annual meeting of stockholders; however, the Board has passed a resolution stating a policy that they are strongly encouraged to attend, and the Company schedules a meeting of the Board of Directors on the same date as the annual stockholders meeting.  Arthur S. Reynolds and Sheryl B. Stein, directors of the Company, attended the annual stockholders meeting in 2008. We did not have an annual meeting in 2009.

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

 Director Nominations and Qualifications

The Company’s By-Laws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Company’s Board of Directors at the Annual Meeting of Stockholders. No recommendations were received from stockholders requesting that the Nominating and Corporate Governance Committee consider a candidate for inclusion as a nominee to be presented at the 2010 Annual Meeting of Stockholders. The nominating and corporate governance committee will consider qualified candidates for director suggested by a stockholder. Stockholders can suggest qualified candidates for director by writing to our corporate secretary at 129 Morgan Drive, Norwood, Massachusetts 02062.

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

To the Company’s knowledge, based solely on its review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Index

Item 11.	EXECUTIVE, OFFICER, AND DIRECTOR COMPENSATION.

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2009 and 2008 to (1) our Chief Executive Officer and President and (2) Chief Financial Officer and Vice President of Finance.

Name and Principal Position(1)	Year	Salary ($)		Option Awards ($)(4)	All Other Compensation ($)		Total ($)
Herbert M. Stein, President and Chief Executive Officer	2009	$236,000	(2)(3) (7)	$-0-	$122,160	(5)	$359,160
Paul J. Murphy, Vice President Finance and Chief Financial Officer	2009	$160,000	(3)	$5,002	$-0-		$165,002
Alexander K. Andrianov, Vice President Research and Development (6)	2009	$145,000	(6)	$7,301	$-0-	(5)	$152,301

Name and Principal Position(1)	Year	Salary ($)		Option Awards ($)(4)	All Other Compensation ($)		Total ($)
Herbert M. Stein, President and Chief Executive Officer	2008	$236,000	(2)(3)	$-0-	$229,875	(5)	$465,875
Paul J. Murphy, Vice President Finance and Chief Financial Officer	2008	$128,000	(3)	$9,145	$-0-		$137,145
Alexander K. Andrianov, Vice President Research and Development	2008	$145,000	(6)	$12,456	$-0-		$157,456

(1)	Currently, none of the officers of the Company are under employment contracts with the exception of Mr. Herbert M. Stein.

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

(3)	In June of 2008, a majority of employees, including Mr. Stein and Mr. Murphy, agreed to reduce their salary by twenty percent (20%). Mr. Murphy returned to full-time status as of November 3, 2009.

(4)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2009, in accordance with ASC Topic 718 of awards of stock options and thus include amounts from awards granted in and prior to 2006. Assumptions used in this calculation are included in Part II - Item 8, Financial Statements and Supplementary Data of the Annual Report on Form 10-K, and Notes 2 and 17 of the Financial Statements beginning on F-1 of this Annual Report on Form 10-K, contained therein.

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

(6)	Mr. Andrianov is no longer subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

(7)	Mr. Stein has not drawn cash compensation since June 30, 2009. Amount above includes accrued salary of approximately $128,000. His salary is being accrued and is included in accrued expenses.

Index

Employment Agreements

In March 2004, the Company entered into an employment agreement with Herbert M. Stein pursuant to which Mr. Stein serves as the Company’s Chief Executive Officer and President, as well as Chairman of the Board of Directors, subject to the rights of the shareholders of the Company to elect the Company’s directors. The employment agreement is for an initial term ended on January 1, 2007 and is automatically extended for additional two-year periods unless terminated by either party no later than 120 days prior to the end of the initial term or any successive term. Mr. Stein is entitled to an annual base salary, effective January 1, 2004, of $295,000, which may be increased at the discretion of the Company’s Board of Directors, and annual bonuses as determined by the Company’s Board of Directors. Upon a change of control of the Company, as defined in the agreement, all stock options held by Mr. Stein shall become fully vested. The Company may terminate the employment agreement with or without cause, as defined in the agreement. In the event of Mr. Stein’s death or disability, the agreement provides that he (or his estate) shall be entitled to accrued salary through the date of termination, any bonus the Board of Directors has determined appropriate, and any proceeds or other benefits from insurance policies or other benefit plans to which he (or his estate) would be entitled. In the event that Mr. Stein’s employment is terminated for cause, he shall only be entitled to accrued salary through the date of termination. In the event that Mr. Stein’s employment is terminated without cause, he shall be entitled to accrued salary through the date of termination, continued base salary payments for the greater of 24 months or the remainder of the term of the agreement, continued medical plan benefits for 24 months following the date of termination, and an amount equal to the highest bonus he has previously received under the agreement, prorated to the date of termination. In the event that Mr. Stein voluntarily terminates his employment, he shall be entitled to accrued salary through the date of termination and an amount equal to the highest bonus he has previously received under the agreement, prorated to the date of termination.  As part of the salary reduction implemented in 2009 Mr. Stein’s salary was reduced by 20%.  In addition, Mr. Stein has not drawn cash compensation from Apogee since June 30, 2009.  We have accrued Mr. Stein’s salary and related taxes totaling approximately $135,000 as of December 31, 2009.

Outstanding Equity Awards At Fiscal Year-End

The following table shows grants of stock options and grants of unvested incentive plan awards as of December 31, 2009, to each of the executive officers named in the Summary Compensation Table.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Herbert M. Stein	300,000	-0-		-0-	$0.950	08/17/2016
	200,000	-0-		-0-	$8.920	06/07/2014
	175,000	-0-		-0-	$8.650	03/25/2014
	200,000	-0-		-0-	$4.080	03/27/2013
	100,000	-0-		-0-	$2.710	01/21/2013
	100,000	-0-		-0-	$5.500	04/03/2012
	350,000	-0-		-0-	$6.300	12/21/2011
	100,000	-0-		-0-	$6.300	08/16/2011
	100,000	-0-		-0-	$6.250	02/12/2011
	80,000	-0-		-0-	$1.240	05/19/2010
Paul J. Murphy	15,000	10,000	(1)	-0-	$0.950	08/17/2016
	48,000	12,000	(2)	-0-	$1.270	06/01/2015
Alexander K. Andrianov	16,000	24,000	(3)	-0-	$0.450	11/19/2017
	36,000	24,000	(4)	-0-	$0.800	09/12/2016

(1)	25,000 options granted on August 17, 2006; vesting at 20% per year beginning at the first anniversary of the grant date.

(2)	60,000 options granted on June 1, 2005; vesting at 20% per year beginning at the first anniversary of the grant date.

(3)	40,000 options granted on November 19, 2007, vesting at 20% per year beginning at the first anniversary of the grant date.

Index

(4)	60,000 options granted on September 12, 2006; vesting at 20% per year beginning at the first anniversary of the grant date.

Termination or Change in Control Arrangements

Other than Mr. Stein’s employment agreement, which may provides for payments in connection with his termination, as discussed above, there are no arrangements with any executive officer that would provide for payments in connection with their termination or a change in control of the Company.

Director Compensation

Directors who are also employees of the Company do not receive compensation for serving as directors. Directors who are not employees of the Company are paid a retainer and are reimbursed for ordinary and necessary travel expenses incurred in connection with attendance at each board meeting. The annual retainer in fiscal 2009 was $5,000. In fiscal 2009, each non-employee director earned $1,250 per quarter. In addition members of both the Audit Committee and Compensation Committee received an annual retainer of $2,000 payable quarterly. During fiscal 2009, the Audit Committee chairperson earned an annual retainer $13,000 and the Compensation Committee chairperson received an annual retainer of $4,000, payable quarterly.  Except for $10,000 paid to Mr. Reynolds for the first two quarters of 2008, director fees remain outstanding and payable.

In addition to the cash compensation discussed above, directors are eligible to participate in the Company’s 2007 Employee, Director and Consultant Stock Option Plan (the “Plan”). Options granted under the Plan to non-employee directors’ vest over a five year period beginning on the first anniversary of the date of grant. During the fiscal year ended December 31, 2009 no options were granted to members of the Board of Directors.  Options to purchase 40,000 shares of the Company’s Common stock, at an exercise price of $1.00 per share, vesting over five years, were granted under the Plan during the year ended December 31, 2008 to each of Craig A. Dubitsky, Arthur S. Reynolds, Sheryl B. Stein and Alan W. Tuck.  See Apogee Technology’s 2007 Proxy Statement dated August 1, 2007, for a description of our 1997 and 2007 Employee, Director and Consultant Stock Option Plans.

Name	Fees Earned ($)	Option Awards ($)	Total ($)
Craig A. Dubitsky	$5,000	$11,199	$16,199
Arthur S. Reynolds	$20,000	$12,798	$32,798
Sheryl B. Stein	$5,000	$11,199	$16,199
Alan W. Tuck	$11,000	$11,199	$22,199

Securities Authorized For Issuance Under Equity Compensation Plans

The table below provides certain aggregate information with respect to the Company’s former 1997 Employee, Director and Consultant Stock Option Plan and the 2007 Employee, Director and Consultant Stock Option Plan in effect as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Security Holders(1)	2,643,500	$4.5383	286,000
Equity Compensation Plans not Approved by Security Holders	N/A	N/A
Total	2,643.500	$4,5383	286,000

Index

(1)          This primarily consists of grants made under the 1997 Employee, Director and Consultant Stock Option Plan initially approved by the Company’s stockholders in 1997 and 222,000 shares underling options granted pursuant to the 2007 Employee, Director and Consultant Stock Option Plan.  The 1997 Employee, Director and Consultant Stock Option Plan expired by its terms on May 14, 2007.  On August 28, 2008, the stockholders approved the 2007 Employee, Director and Consultant Stock Option Plan.  The 2007 Employee, Director and Consultant Stock Option Plan authorized 750,000 shares eligible for issuance, however the Plan has an “evergreen” feature that replenishes and restores the Plan to a maximum of 750,000 shares eligible for issuance per year provided, however in no event shall the number of shares eligible for issuance under the Plan be greater than 7% of the number of shares of Common Stock outstanding on a fully diluted basis on the close of business on the on the day prior to the increase.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2009 concerning the beneficial ownership of Common stock by each Stockholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common stock, each current member of the Board of Directors, each executive officer named in the Summary Compensation Table, and all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

	Shares Beneficially Owned (1)
Name and Address**	Number		Percent
Herbert M. Stein 71 Fairlee Road, Waban, MA 02468	3,453,024	(2)	28.46%
H.M. Stein Associates C/o Herbert M. Stein 71 Fairlee Road, Waban, MA 02468	1,466,334	(3)	12.09%
David Spiegel 129 Morgan Drive, Norwood, MA 02062	1,926,432	(4)	15.88%
Sheryl B. Stein 150 East 57th Street, New York, NY 10022	900,470	(5)	7.42%
Leo Spiegel 3720 South Ocean Boulevard Unit 801, Highland Beach, FL 33487	793,386		6.54%
Alan W. Tuck	311,500	(6)	2.57%
Arthur S. Reynolds	86,500	(7)	*
Paul J. Murphy	63,000	(8)	*
Craig A. Dubitsky	40,000	(9)	*
All executive officers and directors as a group (6 persons)	4,854,494	(10)	33.40%

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

Index

(2)
Includes 91,100 shares of common stock owned directly by Mr. Stein, 1,705,000 shares of common stock which may be purchased by Mr. Stein upon the exercise of fully vested options, 79,190 shares of common stock which may be purchased by Mr. Stein upon exercise of fully vested warrants, 111,400 shares of common stock owned by Mr. Stein’s wife, and 1,466,334 shares of common stock owned by H.M. Stein Associates (“HMSA”).

(3)
The partners of HMSA are Herbert M. and Renee Stein, their daughters, Erica, Sheryl and Sharyn and Fairlee Corporation. Mr. Stein has an 8% general partnership interest in HMSA. Mr. Stein and his wife, Renee Stein, are the sole stockholders of Fairlee Corporation, which has a 1% general partnership interest in HMSA. Mr. Stein disclaims beneficial ownership of 91% of such shares.

(4)
Includes 1,731,232 shares of common stock owned directly by Mr. Spiegel, 106,200 shares of common stock which may be purchased by Mr. Spiegel upon exercise of fully vested warrants, 82,700 shares of common stock owned by The Spiegel Family Limited Partnership and 6,300 shares of common stock which may be purchased by The Spiegel Family Limited Partnership upon exercise of fully vested warrants.  Mr. Spiegel has sole voting and investment power with respect to these shares, but disclaims beneficial ownership of 68% of such shares.

(5)
Includes 260,400 shares of common stock owned directly by Ms. Stein, 120,000 shares of common stock which may be purchased by Ms. Stein upon exercise of fully vested options and 19,400 shares of common stock owned by H.M. Stein & Co. and 500,670 shares of common stock owned by HMSA.

(6)
Includes 127,000 shares of common stock owned directly by Mr. Tuck, 114,500 shares of common stock which may be purchased by Mr. Tuck upon exercise of fully vested options, 60,000 shares owned by Mr. Tuck’s wife and 10,000 shares held in a trust for Mr. Tuck’s brother of which Mr. Tuck disclaims beneficial ownership.

(7)	Includes 86,500 shares of common stock which may be purchased by Mr. Reynolds upon exercise of fully vested options.

(8)	Includes 63,000 shares of common stock which may be purchased by Mr. Murphy upon exercise of fully vested options.

(9)	Includes 40,000 shares of common stock which may be purchased by Mr. Dubitsky upon exercise of fully vested options.

(10)	Includes 2,181,000 shares of common stock which may be purchased upon exercise of fully vested options, 201,440 shares of common stock which may be purchased upon exercise of fully vested warrants.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In April 1997, the Company moved its principal executive offices to a facility owned by Mr. David Spiegel, a major shareholder of the Company. On October 1, 2001 the Company signed a 24-month lease for this facility, expiring September 30, 2003. Subsequently, the Company signed two lease extensions. The most recent lease extension expired on December 31, 2005.

The Company is currently renting this facility on a month-to-month basis. The Company rents the facility for $4,400 per month effective October 1, 2001. Rent paid during 2008 was $35,200.  The remaining $17,600 is unpaid and included in accrued liabilities as well as the $52,800 rent for the fiscal year ended December 31, 2009 for a total due as of December 31, 2009 of $70,400. The Company believes that amounts paid pursuant to this lease are at or below market value.

Index

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

The following table presents fees for professional audit services rendered by Miller Wachman LLP, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended December 31, 2009 and December 31, 2008, and fees billed for other services rendered by Miller Wachman LLP during those periods.

	2009	2008
Audit fees:(1)	$64,000	$60,620
Audit related fees:(2)	-0-	-0-
Tax fees:(3)	-0-	7,380
All other fees:(4)	-0-	-0-
Total	$64,000	$68,000

(1)
Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2)	The Company incurred no fees in this category during fiscal years 2009 and 2008.

(3)	Tax fees consist principally of assistance with matters related to tax compliance and reporting.

Index

(4)	The Company incurred no fees in this category during fiscal years 2009 and 2008.

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

4.1	Apogee Technology, Inc. Amended and Restated Common stock Purchase Warrant, filed with the Current Report on Form 8-K, dated December 7, 2005 (File No. 001-10456).
4.2	Form of Biscayne Capital Markets, Inc. Warrant, incorporated herein by reference from Exhibit 10.7 to the Registrant’s Form 8-K as filed on August 9, 2005 (File No. 001-10456).
4.3	Form of Warrant previously filed on a Current Report on Form 8-K, August 29, 2008 as an exhibit to a Current Report on Form 8-K.
4.4	Form of Warrant previously filed on a Current Report on Form 8-K, September 10, 2008 as an exhibit to a Current Report on Form 8-K.
4.5	Form of Warrant previously filed on a Current Report on Form 8-K, October 30, 2008 as an exhibit to a Current Report on Form 8-K.
4.6	Form of Warrant previously filed on a Current Report on Form 8-K, January 8, 2009 as an exhibit to a Current Report on Form 8-K.
4.7	Form of Warrant previously filed on a Current Report on Form 8-K, January 12, 2009 as an exhibit to a Current Report on Form 8-K.
4.8	Form of Warrant previously filed on a Current Report on Form 8-K, February 4, 2009 as an exhibit to a Current Report on Form 8-K.
4.9	Form of Warrant previously filed on a Current Report on Form 8-K, February 19, 2009 as an exhibit to a Current Report on Form 8-K.
4.10	Form of Warrant previously filed on a Current Report on Form 8-K, March 20, 2009 as an exhibit to a Current Report on Form 8-K.
4.11	Form of Warrant previously filed on a Current Report on Form 8-K, April 15, 2009 as an exhibit to a Current Report on Form 8-K.
4.12	Form of Warrant previously filed on a Current Report on Form 8-K, May 20, 2009 as an exhibit to a Current Report on Form 8-K.
4.13	Form of Warrant previously filed on a Current Report on Form 8-K, June 15, 2009 as an exhibit to a Current Report on Form 8-K.
4.14	Form of Warrant previously filed on a Current Report on Form 8-K, July 2, 2009 as an exhibit to a Current Report on Form 8-K.
4.15	Form of Warrant previously filed on a Current Report Form 8-K, November 12, 2009 as an exhibit to a Current Report on Form 8-K.
4.16	Form of Warrant previously filed on a Current Report Form 8-K, December 23, 2009 as an exhibit to a Current Report on Form 8-K.
10.1	1997 Employee, Director and Consultant Stock Plan.
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

Index

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

10.7	2007 Employee, Director and Consultant Stock Plan, incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.
10.8	Promissory Note dated as of December 11, 2007 by and between Apogee Technology, Inc. and Herbert M. Stein, previously filed on December 14, 2007 as an exhibit to a Current Report on Form 8-K.
10.9	Promissory Note dated as of December 11, 2007 by and between Apogee Technology, Inc. and David Spiegel, previously filed on December 14, 2007 as an exhibit to a Current Report on Form 8-K..
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

10.20
Promissory Note dated as of January 6, 2009 by and between Apogee Technology, Inc. and David Spiegel previously filed on a Current Report on Form 8-K, January 8, 2009 as an exhibit to a Current Report on Form 8-K.

10.21
Promissory Note dated as of January 6, 2009 by and between Apogee Technology, Inc. and Annette Jaynes previously filed on a Current Report on Form 8-K, January 8, 2009 as an exhibit to a Current Report on Form 8-K.

10.22
Promissory Note dated as of January 6, 2009 by and between Apogee Technology, Inc. and Robert Schacter previously filed on a Current Report on Form 8-K, January 8, 2009 as an exhibit to a Current Report on Form 8-K.

10.23
Promissory Note dated as of January 8, 2009 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan previously filed on a Current Report on Form 8-K, January 12, 2009 as an exhibit to a Current Report on Form 8-K.

10.24
Promissory Note dated as of February 2, 2009 by and between Apogee Technology, Inc. and Herbert M. Stein previously filed on a Current Report on Form 8-K, February 4, 2009 as an exhibit to a Current Report on Form 8-K.

Index

10.25
Promissory Note dated as of February 2, 2009 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan previously filed on a Current Report on Form 8-K, February 4, 2009 as an exhibit to a Current Report on Form 8-K.

10.26
Promissory Note dated as of February 17, 2009 by and between Apogee Technology, Inc. and Herbert M. Stein previously filed on a Current Report on Form 8-K, February 19, 2009 as an exhibit to a Current Report on Form 8-K.

10.27
Promissory Note dated as of February 17, 2009 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan previously filed on a Current Report on Form 8-K, February 19, 2009 as an exhibit to a Current Report on Form 8-K.

10.28
Promissory Note dated as of February 17, 2009 by and between Apogee Technology, Inc. and Leo Spiegel previously filed on a Current Report on Form 8-K, February 19, 2009 as an exhibit to a Current Report on Form 8-K.

10.29	Promissory Note dated as of February 17, 2009 by and between Apogee Technology, Inc. and David B. Meyers.
10.30	Promissory Note dated as of February 17, 2009 by and between Apogee Technology, Inc. and Annette Jaynes.
10.31
Promissory Note dated as of March 19, 2009 by and between Apogee Technology, Inc. and David Spiegel previously filed on a Current Report on Form 8-K, March 20, 2009 as an exhibit to a Current Report on Form 8-K.

10.32
Promissory Note dated as of March 19, 2009 by and between Apogee Technology, Inc. and Herbert M. Stein previously filed on a Current Report on Form 8-K, March 20, 2009 as an exhibit to a Current Report on Form 8-K.

10.33
Promissory Note dated as of March 19, 2009 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan previously filed on a Current Report on Form 8-K, March 20, 2009 as an exhibit to a Current Report on Form 8-K.

10.34	Promissory Note dated as of March 19, 2009 by and between Apogee Technology, Inc. and Annette Jaynes.
10.35
Promissory Note dated as of March 20, 2009, as amended, by and between Apogee Technology, Inc. and David Spiegel previously filed on a Current Report on Form 8-K/A, April 7, 2009 as an exhibit to a Current Report on Form 8-K.

10.36
Promissory Note dated as of April 13, 2009 by and between Apogee Technology, Inc. and Herbert M. Stein previously filed on a Current Report on Form 8-K, April 15, 2009 as an exhibit to a Current Report on Form 8-K.

10.37
Promissory Note dated as of April 13, 2009 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan previously filed on a Current Report on Form 8-K, April 15, 2009 as an exhibit to a Current Report on Form 8-K.

10.38
Promissory Note dated as of April 13, 2009 by and between Apogee Technology, Inc. and the Spiegel Family Limited Partnership previously filed on a Current Report on Form 8-K, April 15, 2009 as an exhibit to a Current Report on Form 8-K.

10.39
Promissory Note dated as of April 13, 2009 by and between Apogee Technology, Inc. and JAZFund LLC previously filed on a Current Report on Form 8-K, April 15, 2009 as an exhibit to a Current Report on Form 8-K.

10.40	Promissory Note dated as of April 13, 2009 by and between Apogee Technology, Inc. and Annette Jaynes.
10.41
Promissory Note dated as of May 18, 2009 by and between Apogee Technology, Inc. and Herbert M. Stein previously filed on a Current Report on Form 8-K, May 20, 2009 as an exhibit to a Current Report on Form 8-K.

10.42
Promissory Note dated as of May 18, 2009 by and between Apogee Technology, Inc. and the Spiegel Family Limited Partnership previously filed on a Current Report on Form 8-K, May 20, 2009 as an exhibit to a Current Report on Form 8-K.

10.43
Promissory Note dated as of May 19, 2009 by and between Apogee Technology, Inc. and David Spiegel previously filed on a Current Report on Form 8-K, May 20, 2009 as an exhibit to a Current Report on Form 8-K.

10.44	Promissory Note dated as of May 19, 2009 by and between Apogee Technology, Inc. and Annette Jaynes.
10.45
Promissory Note dated as of June 10, 2009 by and between Apogee Technology, Inc. and David Spiegel previously filed on a Current Report on Form 8-K, June 15, 2009 as an exhibit to a Current Report on Form 8-K.

10.46
Promissory Note dated as of June 10, 2009, 2009 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan previously filed on a Current Report on Form 8-K, June 15, 2009 as an exhibit to a Current Report on Form 8-K.

Index

10.47
Promissory Note dated as of July 1, 2009 and between Apogee Technology, Inc. and Herbert M. Stein previously filed on a Current Report on Form 8-K, July 2, 2009 as an exhibit to a Current Report on Form 8-K.

10.48
Promissory Note dated as of July 1, 2009 by and between Apogee Technology, Inc. and David Spiegel previously filed on a Current Report on Form 8-K, July 2, 2009 as an exhibit to a Current Report on Form 8-K.

10.49
Promissory Note dated as of November 5, 2009 by and between Apogee Technology, Inc. and Mr. Herbert M. Stein previously filed on a Current Report Form 8-K, November 12, 2009 as an exhibit to a Current Report on Form 8-K.

10.50
Promissory Note dated as of November 5, 2009 by and between Apogee Technology, Inc. and Ms. Erica J. Stein previously filed on a Current Report Form 8-K, November 12, 2009 as an exhibit to a Current Report on Form 8-K.

10.51
Promissory Note dated as of November 5, 2009 by and between Apogee Technology, Inc. and Mr. David Spiegel previously filed on a Current Report Form 8-K, November 12, 2009 as an exhibit to a Current Report on Form 8-K.

10.52
Promissory Note dated as of November 5, 2009 by and between Apogee Technology, Inc. and Mr. Leo Spiegel previously filed on a Current Report Form 8-K, November 12, 2009 as an exhibit to a Current Report on Form 8-K.

10.53
Promissory Note dated as of November 5, 2009 by and between Apogee Technology, Inc. and TYJO Corporation Money Purchase Pension Plan previously filed on a Current Report Form 8-K, November 12, 2009 as an exhibit to a Current Report on Form 8-K.

10.54
Promissory Note dated as of December 21, 2009 by and between Apogee Technology, Inc. and Mr. Herbert M. Stein previously filed on a Current Report Form 8-K, December 23, 2009 as an exhibit to a Current Report on Form 8-K.

10.55
Promissory Note dated as of December 21, 2009 by and between Apogee Technology, Inc. and Mr. David Spiegel previously filed on a Current Report Form 8-K, December 23, 2009 as an exhibit to a Current Report on Form 8-K.

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
Alan W. Tuck

Index

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008

APOGEE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets December 31, 2009 and December 31, 2008	F-2
Consolidated Statements of Operations-Years Ended December 31, 2009 and 2008 and for the period from October 1, 2008 (date re-entering development stage) through December 31, 2009	F-3
Consolidated Statements of Stockholders’ Deficiency-Years ended December 31, 2009 and 2008 and for the period from October 1, 2008 (date re-entering development stage) through December 31, 2009	F-4
Consolidated Statements of Cash Flows-Years Ended December 31, 2009 and 2008 and for the period from October 1, 2008 (date re-entering development stage) through December 31, 2009	F-5
Notes to Consolidated Financial Statements	F-6

Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Apogee Technology, Inc.

We have audited the accompanying consolidated balance sheets of Apogee Technology, Inc. and Subsidiary (a development stage company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2009 and for the period from re-entering the development stage on October 1, 2008 through December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apogee Technology, Inc. and Subsidiary as of December 31, 2009 and 2008 and the results of its operations and cash flows for the two-year period ended December 31, 2009  and for the period from re-entering the development stage on October 1, 2008 through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has had recurring operating losses, has negative cash flows from operations of approximately $1,100,000, negative working capital of approximately $6,100,000 and a stockholders’ deficiency of approximately $6,000,000, is in arrears with a majority of its vendors and is in default on a majority of its promissory notes. Additionally, the Company received notices from the Securities and Exchange Commission concerning its non-compliance with and violation of its rules and regulations.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1.  The viability of the Company is dependent upon the continued forbearance of its creditors, its ability to successfully raise sufficient funds to meet its obligations and to successfully develop and market its technology.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller Wachman LLP
Boston, Massachusetts
August 11, 2010

F1

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2009	DECEMBER 31, 2008

ASSETS

Current assets
Cash	$4,704	$—
Prepaid expenses and other current assets	2,694	8,335

Total current assets	7,398	8,335

Property and equipment, net	44,042	111,152

Other assets
Patents, net	118,570	148,889

	$170,010	$268,376

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Bank overdraft	$—	$49,236
Accounts payable and accrued expenses	3,092,189	2,267,273
Officer loans and notes payable	1,060,542	783,524
Shareholder loans and notes payable	1,206,283	882,431
Other loans and notes payable	796,320	259,622

Total current liabilities	6,155,334	4,242,086

Stockholders’ deficiency
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized, none issued and outstanding.
Common stock, $0.01 par value per share; 40,000,000 shares authorized, 12,132,332 issued and outstanding at December 31, 2009 and 2008	121,323	121,323
Additional paid-in capital	18,973,783	18,786,046
Accumulated deficit	(21,891,704)	(21,891,704)
Accumulated deficit during development stage	(3,188,726)	(989,375)

Total stockholders’ deficiency	(5,985,324)	(3,973,710)
	$170,010	$268,376

The accompanying notes are an integral part of these consolidated financial statements.

F2

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,			Cumulative from Re-entering of Development Stage on October 1, 2008 through December 31, 2009
	2009		2008

Revenues		—
Product sales	$		$21,951	$—
Royalties		—	63,499	—

		—	85,450	—

Costs and expenses
Product sales		—	696	—
Research and development		703,030	1,558,042	1,182,110
Selling, general and administrative		1,111,819	2,381,182	1,550,420

		1,814,849	3,939,920	2,732,530

Loss from operations		(1,814,849)	(3,854,470)	(2,732,530)

Other income (expense)

Interest and other expense		(386,608)	(174,931)	(458,986)
Interest and other income		2,106	8,887	2,790

		(384,502)	(166,044)	(456,196)

Net loss		$(2,199,351)	$(4,020,514)	$(3,188,726)

Basic and diluted loss per common share		$(0.18)	$(0.33)

Weighted average common shares outstanding – basic and diluted		12,132,332	12,086,195

The accompanying notes are an integral part of these consolidated financial statements.

F3

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Deficit During the Development Stage	Total
Balance January 1, 2008	11,968,332	$119,683	$18,492,308	$(18,860,565)	$—	$(248,574)

Net loss	—	—	—	(3,031,139)	(989,375)	(4,020,514)
Issuance of stock	164,000	1,640	150,880	—	—	152,520

Discount on Warrants	—	—	67,757	—	—	67,757

Stock based compensation for employees and directors	—	—	75,101	—	—	75,101

Balance at December 31, 2008	12,132,332	$121,323	$18,786,046	$(21,891,704)	$(989,375)	$(3,973,710)

Net loss	—	—	—	—	(2,199,351)	(2,199,351)

Issuance of stock			11,480	—	—	11,480

Discount on warrants	—	—	112,982	—	—	112,982

Stock based compensation for employees and directors	—	—	63,275	—	—	63,275

Balance at December 31, 2009	12,132,332	$121,323	$18,973,783	$(21,891,704)	$(3,188,726)	$(5,985,324)

* Write-off of unrealized finder’s fee.

The accompanying notes are an integral part of these consolidated financial statements.

F4

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,		Cumulative from Re-entering of Development Stage on October 1, 2008 through December 31,
	2009	2008	2009

Cash flows from operations
Net loss	$(2,199,351)	$(4,020,514)	$(3,188,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(9,377)	(1,193)	(9,377)
Depreciation and amortization	98,011	121,519	155,462
Stock compensation expense for employees and directors	63,275	75,101	91,654
Original issue discount	87,423	55,334	109,908
Termination of patent license fee	—	22,329	—
Patent impairment	17,267	188,407	205,674
Disposal of sensor equipment	3,731	—	3,731
Changes in operating assets and liabilities:
Accounts receivable	9,377	11,729	9,377
Prepaid expenses and other current assets	5,641	78,429	32,419
Accounts payable and accrued expenses	824,915	1,521,728	1,219,954

Net cash used in operating activities	(1,099,088)	(1,947,131)	(1,369,924)

Cash flows from investing activities
Purchases of property and equipment	—	(8,322)	—
Patent costs	(21,580)	(104,826)	(43,696)

Net cash used in investing activities	(21,580)	(113,148)	(43,696)

Cash flows from financing activities
Bank overdraft	(49,236)	49,236	—
Proceeds for shareholder loans and notes payable	331,665	735,000	446,665
Proceeds from officer loans and notes payable	283,900	535,000	308,900
Proceeds from other loans and notes payable	547,563	268,000	655,563
Proceeds and adjustment from sale of equity securities	11,480 *	152,519	11,480 *

Net cash provided by financing activities	1,125,372	1,739,755	1,422,608

Increase/decrease in cash	4,704	(320,524)	8,988

Cash — beginning	—	320,524	(4,284)

Cash — ending	$4,704	$—	$4,704

Supplemental Cash Flow Information:
Cash paid for interest	$—	$7,700	$—
Warrants issued in connection with notes payable – non-cash	$113,493	$67,757	$124,335
Income taxes	$—	$—	$—
* Write-off of unrealized finder’s fee
The accompanying notes are an integral part of these consolidated financial statements

F5

Index

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

Our Life Science Group is developing PyraDerm, an advanced intradermal drug delivery system, to meet the needs of patients, health insurers, companies developing pharmaceuticals, as well as, governments and international health organizations. PyraDerm is designed to be a low-cost, effective, painless delivery system that can be self administered and easily stored while potentially providing pharmaceutical companies an extended patent position for their current drug formulations. We had previously demonstrated that PyraDerm system containing adjuvanted vaccine formulations is capable of improving the efficiency of immunization and providing a significant dose sparing effect in a relevant animal model. Technologies that reduce the required vaccine dose would allow faster and more efficient production of vaccines, which is especially important in case of vaccine shortages during epidemic emergencies, such as pandemic influenza. The results of these studies were published in 2009 in the Proceedings of the National Academy of Sciences of the USA serving as an important validation of our approach to intradermal vaccination. In 2009 we had to scale down research and development efforts due to financial constraints focusing on the proof-of-concept thermal stability studies of PyraDerm system and relevant formulations and certain efforts on the development of the production process. In these studies we have been able to demonstrate the advantages of some of its systems compared to commonly used solution formulations. We believe that these findings on improved thermal stability are important for future development of PyraDerm as better shelf-life and lower dependence on temperature controlled distribution chains can be one of the critical advantages of our technology. The Company also continued to pursue patent applications related to its technology. Upon completion of our studies, if successful, we intend to pursue licensing and partnership agreements for multiple product applications with pharmaceutical, and medical device companies, and government and world health organizations  interested in drug delivery systems and technologies.

We have operated as a technology research and development stage company since October 1, 2008.  We have not yet generated revenue from our principal operations. During the fiscal year ended December 31, 2009, we invested our limited resources predominately in the development of our Life Science Group.  As of March 31, 2009, we closed down operations of our Health Monitoring Products Group.  Costs associated with the closing of this group, as well as the termination of related employees are not material.  Our sole focus is and will remain on the development and growth of our Life Science Group.

Basis of Presentation

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has recurring operating losses, negative cash flows from operations, negative working capital of approximately $6.1 million and stockholder’s deficiency of approximately $6.0 million, is in arrears with substantially all of its vendors, and is in default on a majority of its Promissory Notes.  This raises substantial doubt about our ability to continue as a going concern. Net losses were approximately $2.2 million and negative cash flows from operations were approximately $1.1 million for the twelve months ended December 31, 2009.  Given our current cash position, net losses and negative cash flows from operations and our outstanding current obligations, we will not be able to continue as a going concern without raising additional capital which is not assured.

F6

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

As of December 31, 2009, we had cash of approximately $4,700.  See Note 18 - Subsequent Events – Additional Financing. As of August 11, 2010, we had cash of approximately $100,000.

The long-term success of Apogee is dependent upon our ability to immediately raise additional funds to continue our operations, pay our outstanding liabilities and to successfully develop and market our technologies and products and to attain profitable operations. Although we have modified our business strategy to improve near-term financial performance, there can be no assurance that we will be able to obtain funds, to generate sufficient revenue, if any, or become profitable or that additional funds will be available to us on acceptable terms, if at all.  Accordingly, we may be unable to implement current plans.  In addition, if sufficient capital cannot be obtained, Apogee may be forced to cease operations.  In the event that any future financing is affected, to the extent it includes equity securities; the holders of the common stock may experience additional dilution.  In the event of a cessation of operations, there may not be sufficient assets to fully satisfy all creditors, in which case, the holders of securities may be unable to recoup any of their investment.

We are attempting to secure sufficient financing to meet our current obligations and to continue development of our technology.  We have been working to obtain financing from outside investors for more than 24 months, but have not yet been successful.  In the interim, short-term debt financing has been provided by Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors, an individual investor and others, and has been utilized to keep product development moving forward.  There is no assurance that this short-term debt financing will continue.  Additionally, cost cutting measures, including deferral of salary for the CEO, deferral of capital expenditures, and reduced general spending were instituted during 2009.

Due to the early stages of development of our products, we cannot estimate at this time the amounts of cash or the length of time that will be required to bring our products under development to market.  It is expected that such costs will be funded not only by external funding, if available, but also through partnership activities.  Without continuing additional financing, we will be unable to continue operations.

On October 28, 2009, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission, which states the staff’s intent to recommend that the Commission institute a public administrative proceeding against the Company, alleging that it violated Section 13(a) of the Securities Exchange Act of 1934.  In connection with the contemplated proceedings, the staff may seek a suspension or revocation of registration of each class of the Company’s registered securities. Also, the staff may consider whether contempt proceedings in a federal district court are appropriate.  The Company submitted a response to this letter on November 16, 2009.  Should suspension or revocation of our stock occur, the Company’s ability to raise additional funding may be severely impacted. Subsequently, on December 18, 2009, we filed our 2008 Annual Report on Form 10-K and our 2009 Quarterly Reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 in January 2010.

As noted above, the Company, on December 18, 2009, filed its delinquent financial report on Form 10-K for the year ended December 31, 2008. This report contained a Disclaimer of Opinion by its Independent Accountants due to  significant uncertainty as to the Company’s ability to be a going concern.  The Disclaimer of Opinion was removed on a subsequent filing.  On April 16, 2010 the SEC issued an Order for an Administrative Hearing based on a claim that the filing as well as Form 10-Q’s for the first three quarters of 2009, which had been filed on January 15, 2010, were materially deficient due to the Disclaimer of Opinion and thus the filings remained delinquent. The Company was also delinquent on its Form 10-K for the Year ended December 31, 2009. An Order of Suspension of trading in the Company’s securities was enacted at that time.  The Company also did not file its Form 10-Q for the quarter ended March 31, 2010.

F7

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

The SEC and the Company subsequently entered into a Settlement agreement without the above mentioned Hearing, under which the Company would file all its delinquent filings with out a material deficiency by a mutually agreed date. Failure to do so would activate an Order to revoke the ability for the Company’s securities to trade on an exchange.

See Note 18 – Subsequent Events for additional information.

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

2.	Summary of Significant Accounting Policies

Accounting Standards: On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, General Accepted Accounting Principles (“ASC 105-10”).  ASC 105-10 established the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  All other non -grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates, which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  GAAP was not intended to be changed as a result of the FASB’s Codification project, but it will change the way the guidance is organized and presented.  As a result, these changes will have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for interim and annual periods ending after September 15, 2009.  Apogee has implemented the Codification by providing references to the Codification topics, as appropriate.

Revenue Recognition

Consulting and licensing revenue is recognized as services are performed.

Product revenue will be recognized when the following revenue recognition criteria are met:  (1) persuasive evidence of an arrangement exists; (2) the product has been shipped and the customer takes ownership and assumes the risk of loss; (3) the selling price is fixed or determinable; and (4) collection of the resulting receivable is reasonably assured.

Royalty revenue will be recognized when earned in accordance with the underlying agreements.

F8

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Development Stage Company

Apogee follows the presentation and disclosure requirements of Accounting Standards Codification (“ASC”) ASC915 “Accounting and Reporting by Development Stage Enterprises” as we are in the development stage therein as defined since October 1, 2008 and for the year ended December 31, 2009.

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

Patents

Costs incurred to register and obtain patents are capitalized and amortized on a straight-line basis over five years, their estimated useful lives.  Management performs analysis for impairment on a periodic basis.

Impairment of Long-Lived Assets

Property, plant and equipment, patents and trademarks are amortized over their estimated useful lives. Useful lives are based on management’s estimates over the period that such assets will potentially generate revenue.  In accordance with ASC Topic 360, "Property, Plant and Equipment," long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable.  We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.  Future adverse changes in market conditions or poor operating results of underlying capital investments or certain assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.  Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws.  Allowances are recorded if recovery is uncertain.  See Note 12 – Income Taxes and Tax Loss Carryforwards.

F9

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding.  Potential common stock consists of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.  The calculation of diluted net loss per share excludes potential common stock as the effect is anti-dilutive. The weighted average number of shares of common stock outstanding used to compute basic loss per share for 2009 and 2008 was 12,131,332 and 12,086,195, respectively.

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

Contingencies

Apogee is involved in and/or indemnifies others in various legal proceedings.  Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.  See Note 9 - Indemnification Arrangements with our Executives and Others.

Advertising

Advertising costs are expenses when incurred and were not significant for the twelve months ended December 31, 2009 and 2008.

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

We account for stock-based compensation for employees in accordance with ASC Topic 718, "Compensation-Stock Compensation” using the modified prospective method.  Under the fair value recognition provision of ASC Topic 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. The fair value of the options on their grant date is measured using the Black-Scholes option-pricing model, which we believe yields a reasonable estimate of the fair value of the grants made. The valuation provisions of ASC Topic 718 apply to grants issued since January 1, 2006 (the effective date) and to grants that were outstanding as of that date that are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period.

F10

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

Non-employee stock-based compensation is accounted for in accordance with ASC Topic 505, "Equity-based payments to Non-Employees."  In accordance with this topic, cost recognized for non-employee share-based payment transactions is determined by the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.

Fair value of financial instruments

Carrying amounts of certain of the our financial instruments, including cash and notes and accounts payable, approximate their fair values due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. We do not hold or issue financial instruments for trading purposes.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB's objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosure about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 which for us is January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of ASU 2010-06.

F11

Index

Recently Adopted Accounting Pronouncements and Regulations

In December 2009, the FASB issued ASU 2009-17, Consolidations(Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, which codifies FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” and changes how a reporting entity determines when an entity that is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things:

a)	The power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance, and

b)
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. ASU 2009-17 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009 which for us is January 1, 2010. Early application is not permitted.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162" (the Codification). The Codification will be the single source of authoritative nongovernmental U.S. accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature. The Codification eliminates the hierarchy of generally accepted accounting standards ("GAAP") contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim annual periods ending after September 15, 2009, which for us was September 30, 2009. There was no change to our consolidated financial statements upon adoption. All accounting references have been updated. SFAS references have been replaced with Accounting Standard Codification ("ASC") references. FASB No. 168 was codified in ASC 105.

In August 2009, the FASB issued ASU 2009-05, "Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value," which makes amendments to Subtopic 820-10, "Fair Value Measurements and Disclosures—Overall" for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. Topic 820 assumes that the fair value of a financial instrument is the price that would be paid to transfer a liability in an orderly transaction between market participants. However, most liabilities have restrictions that do not allow them to be transferred and as such there is not a market for transferring the liabilities. ASU 2009-05 states that in the absence of a market for the liability a company can use:

1.	The quoted price of the identical liability when traded as an asset;
2.	A quoted price for similar liabilities or similar liabilities when traded as assets; or
3.	Another valuation technique that is consistent with the principles of Topic 820 such as a present value technique.

F12

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

When using any of these techniques, companies are to apply all of the provisions of Topic 820 including guidelines for assessing whether the market is active and orderly. ASU 2009-05 applies to us as of September 1, 2009.

On February 24, 2010, the FASB issued Accounting Standards Update  ("ASU") No. 2010-09 "Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements" ("ASU 2010-09"), which amends FASB ASC Topic 855, "Subsequent Events", so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  ASU No. 2010-09 was effective immediately and we adopted this new requirement in the first quarter of 2010.

Apogee does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

3.	Property and Equipment

Property and equipment at December 31, 2009 and December 31, 2008 are comprised of the following:

	December 31,	December 31,
	2009	2008

Equipment	$162,789	$189,781
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	92,892

	$310,671	$337,663

Less accumulated depreciation	(266,629)	(226,511)

	$44,042	$111,152

Depreciation expense was $63,379 and $49,652 for the years ended December 31, 2009 and 2008, respectively.

The estimated useful lives of the classes of physical assets are as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease or useful life of asset

4.	Asset Impairment

F13

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

We recorded a patent impairment charge of approximately $17,000 at March 31, 2009.  These patent applications were related to our Health Monitoring Group which was closed down as of March 31, 2009.  In addition, for the twelve months ended December 31, 2009, we amortized approximately $34,600 of patent application related expenses.

At December 31, 2008, we recorded a patent impairment charge of approximately $188,000 to reflect a decline in valuation of certain patent applications due to a technology decision we made subsequent to year end.  In addition, at December 31, 2008, we amortized approximately $37,000 of patent application related expenses.

The value of patent costs are summarized in the table below:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value

December 31, 2008	$414,523	(37,227)	(228,407)	$148,889
December 31, 2009	$436,099	(71,855)	(245,674)	$118,570

Estimated amortization is as follows:

Year ended December 31,
2010	38,085
2011	38,085
2012	38,085
2013	4,315

5.         Accounts Payable and Accrued Expenses

Accrued expenses are included in accounts payable on the balance sheet. Accounts payable and accrued expenses are as follows:

Accounts Payable	December 31,	December 31,
	2009	2008

Legal and accounting expenses	$1,691,000	$1,612,000
Consulting expenses	70,000	137,000
Interest owed to Promissory Note holders	412,000	113,000
Corporate insurance	4,000	5,000
Director and Advisory Committee fees	100,000	43,000
Rent	70,000	18,000
Other expenses	420,000	184,000
	$2,767,000	$2,112,000

Accrued Expenses	December 31,	December 31,
	2009	2008

Accrued audit expenses	$100,000	$60,000
Accrued legal expenses	25,000	15,000
Accrued consulting expenses	46,000	56,000
Accrued payroll and payroll taxes	134,000	—
Other accrued expenses	20,000	24,000
	$325,000	$155,000

F14

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

6.	Promissory Notes, Loans and Warrants

During the twelve months ended December 31, 2009, Apogee received $1,163,128, consisting of $283,900 from Mr. Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors, $331,665 from Mr. David Spiegel, a major shareholder, $63,000 from The Spiegel Family Limited Partnership, $345,000 from Mr. Robert Schacter et al, $45,000 from Leo Spiegel, $30,000 from JAZFund LLC, $60,000 from Erica Stein and $4,563 from others.  These promissory notes are payable upon demand, not  subject to premium or penalty for prepayment, bear simple interest of 8% per annum, except for 12% interest for the JAZFund LLC, and are to be repaid in 180 days.  An additional 4% interest will be charged after maturity.  As of December 31, 2009, total unpaid interest of approximately $412,000 is due, consisting of $163,000 to Mr. Stein, $172,000 to Mr. Spiegel, $60,000 to Mr. Robert Schacter et al, $17,000 to others.

Through December 31, 2009, Apogee has received total proceeds from loans and promissory notes of approximately $3.1 million, consisting of $1.2 million, $1.0 million, $585,000 and $232,000 from Mr. Spiegel, Mr. Stein, Mr. Schacter and others, respectively.

In addition, unpaid rent and utilities of approximately $70,000 and $36,000, respectively, are owed to Mr. Spiegel as of December 31, 2009 and are included in accounts payable.

As of December 31, 2009, promissory notes in the amount of $2.6 million are in default and accruing post-maturity interest.

		Promissory Notes and Loans Due To David Spiegel
Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	8.00%
December 21, 2009	68,000	June 19. 2010	8.00%	8.00%
December 29, 2009	4,665	July 24, 2010	8.00%	8.00%
	$1,216,665

F15

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

		Promissory Notes and Loans Due To Herbert M. Stein
Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16, 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	8.00%
December 21, 2009	83,500	June 19, 2010	8.00%	8.00%
January 25, 2010*	27,000	July 24, 2010	8.00%	8.00%
	$1,068,900

* Funds received December 30, 2009

F16

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

		Promissory Notes and Loans Due To Robert Schacter et al
Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

September 5, 2008	$140,000	March 4, 2009	8.00%	12.00%
October 27, 2008	100,000	April 25, 2009	8.00%	12.00%
January 8, 2009	100,000	July 7, 2009	8.00%	12.00%
February 2, 2009	50,000	August 1, 2009	8.00%	12.00%
February 17, 2009	50,000	August 16, 2009	8.00%	12.00%
March 19, 2009	50,000	September 15, 2009	8.00%	12.00%
April 13, 2009	20,000	October 10, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
November 5, 2009	50,000	May 4, 2010	8.00%	8.00%
	$585,000

		Promissory Notes and Loans Due To Others
Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

July 28, 2008	$20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 5, 2009	8.00%	12.00%
February 17, 2009	37,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009*	61,500	October 12 2009	8.00%	12.00%
May 18, 2009	32,500	November 14, 2009	8.00%	12.00%
November 5, 2009	70,000	May 4, 2010	8.00%	8.00%
December 21, 2009	2,563	June 19, 2010	8.00%	8.00%
	$230,563

The promissory notes issued to Messrs. Stein, Spiegel, Schacter and Others from December 11, 2007 through July 1, 2009 for an aggregate of $2.6 are incurring a post-maturity rate of interest of 12% compounded monthly.  The promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 90 days for the December 11, 2007 promissory notes and 180 days for the remaining promissory notes.  The effective interest rate is approximately 16%.

* The promissory note issued to JAZFund LLC on April 13, 2009 in the amount of $30,000 is incurring a post-maturity rate of 16% compounded monthly.  This promissory note originally was issued with simple interest of 12% per year and was to be repaid in cash after 180 days.

The following tables represent the net payable from promissory notes and loans as of December 31, 2009.

F17

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

	Officer Loans Herbert M. Stein	Shareholder Loans David Spiegel	Total

Total proceeds from Loans and Promissory Notes	$1,068,900	$1,216,665	$2,285,565
Discount (Fair Market Value of Warrants)	(8,358)	(10,382)	(18,740)
	$1,060,542	$1,206,283	$2,266,825

	Loans Robert Schacter et al	Loans Others	Total

Total proceeds from Loans and Promissory Notes	$585,000	$230,563	$815,563
Discount (Fair Market Value of Warrants)	(10,583)	(8,660)	(19,243)
	$574,417	$221,903	$796,320

In connection with the issuance of the promissory notes, we issued warrants to purchase our common stock.  Each warrant expires three years from issue date with an exercise price of $1.00 per share.  As of December 31, 2009, these warrants represent, in the aggregate, an underlying one hundred six thousand six hundred sixty-six (106,666) shares of common stock for Mr. Spiegel, an underlying eighty-one thousand eight hundred ninety (81,890) shares of common stock for Mr. Stein, an underlying one hundred thirty-two thousand seven hundred fifty (132,750) shares of common stock for Mr. Schacter, and an underlying forty-one thousand eight hundred six (41,806) shares of common stock for others.  These warrants were issued as additional consideration for the notes.  These warrants include customary terms and include a cashless or net exercise provision for exercise. The values of these warrants were determined by using the Black Scholes valuation model.  Warrants associated with issuance of the promissory notes were issued at 10% to 25% of the funds received.

David Spiegel
Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	10,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	3,867.00
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	6,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	2,310.75
June 18, 2008	5,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,698.50
July 15, 2008	5,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	2,714.50
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.54508%	$0.4481	2,240.50
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	3,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	1,200.85
January 6, 2009	8,000	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	3,652.80
March 19, 2009	6,400	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	2,596.48
May 19, 2009	3,500	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	1,500.80
June 10, 2009	2,500	$0.60	3 Years	$1.00	2.00	126.10551%	$0.3959	989.75
July 1, 2009	3,200	$0.87	3 Years	$1.00	1.57	128.93341%	$0.6295	2,014.40
November 5, 2009	10,300	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	7,911.43
December 21, 2009	6,800	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	5,459.72
January 25, 2010*	466	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	338.69
Total	106,666							$52,330.22

* Funds received December 29, 2009

F18

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

Herbert M. Stein
Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	5,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	1,933.50
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	3,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	1,244.25
June 18, 2008	4,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,358.80
July 15, 2008	3,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	1,628.70
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.54508%	$0.4481	2,240.50
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	2,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	857.75
February 2, 2009	3,000	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	1,256.40
February 17, 2009	1,000	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	521.90
March 19, 2009	2,590	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	1,050.76
April 13, 2009	3,300	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,144.77
May 18, 2009	1,200	$0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	514.56
July 1, 2009	2,000	$0.87	3 Years	$1.00	1.57	128.93341%	$0.6295	1,259.20
November 5, 2009	4,250	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	3,264.43
December 21, 2009	8,350	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	6,704.22
January 25, 2010*	2,700	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	1,962.36
Total	81,890							$40,776.15

* Excludes funds received subsequent to December 31, 2009

F19

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

Robert Schacter et al*
Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

September 5, 2008	14,000	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	$7,565.60
October 27, 2008	25,000	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	8,577.50
January 8, 2009	25,000	$0.90	3 Years	$1.00	1.16	108.85621%	$0.5777	14,442.50
February 2, 2009	12,500	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	5,235.00
February 17, 2009	12,500	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	6,523.75
March 19, 2009	12,500	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	5,071.25
April 13, 2009	5,000	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,734.50
June 10, 2009	6,250	$0.60	3 Years	$1.00	2.00	126.10551%	$0.3959	2,474.38
November 5, 2009	20,000	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	15,362.00
Total	132,750							$66,986.48

*128,750 warrants issued in the name of TYJO Corporation Money Purchase Pension Plan, 2,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and 2,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA.

Others
Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value
July 28, 2008	2,000	$0.75	3 Years	$1.00	2.90	104.545 08%	$0.4460	$892.00
October 27, 2008	600	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	205.86
January 6, 2009	50	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	22.83
February 17, 2009	8,950	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	4,671.01
March 19, 2009	50	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	20.29
April 13, 2009	10,650	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	3,694.49
May 18, 2009	3,200	$0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	1,372.15
May 19 2009	50	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	21.44
November 5, 2009	16,000	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	12,289.60
December 21, 2009	256	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	205.54
Total	41,806							$23,395.21

The carrying value of the notes and loans payable approximate fair value due to their short-term maturity.

7.	Stockholders’ Deficiency

Common stock

On April 9, 2008, Apogee sold 164,000 shares of our common stock to accredited investors at a price of $1.00 per share.  The net proceeds to Apogee were $152,519, which we have used for general working capital and corporate purposes.   The shares of Apogee’s common stock were issued and sold in a private placement in reliance on an exemption from registration provided by Section 4(2) of Securities Act of 133, as amended, and Rule 506 of Regulation D promulgated thereunder.  The shares of common stock issued in this private placement were not registered under the Securities Act of 1933 and may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements.  In 2009, $11,480 of related fees were unpaid and adjusted to additional paid-in capital.

F20

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

Stock Options

During the twelve months ended December 31, 2009 no stock options were awarded.   During the twelve months ended December 31, 2008, we awarded each non-employee member of the Board of Directors options to purchase 40,000 shares of common stock, at an exercise price of $1.00 per share. These options were granted under the 2007 Employee, Director and Consultant Stock Option Plan and vest over five years beginning at the first anniversary of the date of grant.

8.	Related Party Transactions

Apogee rents its facility from an entity controlled by Mr. David Spiegel, a major stockholder, for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, we are renting the facility on a month-to-month basis.  Rent expense was $52,800 per year for the fiscal years ended December 31, 2009 and 2008.  Rent has been accrued and remains unpaid since September 2008 totaling $79,400 through December 31, 2009.

9.	Legal and Related Indemnification Arrangements with our Executives and Others

Apogee has assumed and will continue to assume the final legal costs and related expenses of Herbert M. Stein, in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein, Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment.  Through January 1, 2010, we have incurred approximately $911,000 toward this indemnification.  For the twelve months ended December 31, 2009 and 2008, we have incurred approximately $122,000, compared to approximately $230,000, respectively.

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

F21

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

On May 19, 2009, the Securities and Exchange Commission (“commission”) filed a settled enforcement action against the Company, one employee, and one former employee (“Others”) in connection with Apogee’s prior revenue recognition practices.  Each of the defendants has agreed to settle this matter, without admitting or denying the allegations of the Commission’s complaint.  Apogee and others agreed to the entry of a final judgment permanently enjoining them from variously violating or aiding and abetting violations of Sections of the Securities Act of 1933, and Sections of the Securities Exchange Act of 1934, and various Rules.  The others also agreed to financial and other sanctions.  Through January 1, 2010, we have incurred approximately $554,000 in legal expenses in this matter.  For the twelve months ended December 31, 2009 we incurred approximately $1,600 and $542,000, respectively.

As of March 31, 2009, Apogee’s Directors and Officers Liability Insurance was cancelled due to non-payment.  Apogee may be required to pay any uninsured claims and related costs.

As noted elsewhere, the Company, on December 18, 2009, filed its delinquent financial report on Form 10-K for the year ended December 31, 2008. This report contained a Disclaimer of Opinion by its Independent Accountants due to significant uncertainty as to the Company’s ability to be a going concern.  On April 16, 2010 the SEC issued an Order for an Administrative Hearing based on a claim that the filing as well as Form 10-Q’s for the first three quarters of 2009, which had been filed on January 15, 2010, were materially deficient due to the Disclaimer of Opinion and thus the filings remained delinquent. The Disclaimer of Opinion was removed on a subsequent filing.  The Company was also delinquent on its Form 10-K for the Year ended December 31, 2009. An Order of Suspension of trading in the Company’s securities was enacted at that time.  The Company also did not file its Form 10-Q for the quarter ended March 31, 2010.  See Note 18 – Subsequent Events – SEC Administrative Proceedings.

10.	Loss Per Common Share

See Note 2 – Loss Per Share

11.	Employee Retirement 401(k) Plan

Apogee sponsors a 401(k) retirement plan for the benefit of its employees.  The plan imposes no contribution requirement or liability upon Apogee.  Plan participation is voluntary and unconditional to all employees over 18 and plan contributions are discretionary to the limits allowed by the Internal Revenue Code and are immediately 100% vested. There were no employer contributions during 2009 or 2008.

12.	Tax Loss Carryforwards

The components of the approximate provision (benefit) for income tax expense (income) consisted of the following:

	Years Ended
	December 31, 2009	December 31, 2008

Federal deferred	(800,000)	$(1,200,000)
State deferred	(100,000)	(220,000)
Increase in valuation allowance	900,000	1,420,000

Provision (benefit) for income taxes	$—	$—

F22

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

A reconciliation of the approximate statutory federal rate to the effective rate for all periods is as follows:

Statutory Federal rate benefit	34%
State, net of Federal effect	6
Valuation allowance for period

Effective rate	—%

The significant components of our approximate deferred assets consist of the following:

	December 31,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	7,300,000	$6,400,000
Research and development credits and other	1,000,000	1,000,000
Less valuation reserve	(8,300,000)	(7,400,000)

Net deferred tax assets	$—	$—

The valuation reserve increased by approximately $900,000 in 2009, primarily due to the generation of net operating loss carryforwards and credits for which realization is not reasonably assured.

The following approximates the net loss carryforwards we have available in the future for Federal and State tax purposes.

	December 31,	December 31,
	2009	2008
Net operating loss carryforwards
Federal	$21,000,000	$19,000,000
State	$14,000,000	$12,000,000

	December 31,	December 31,
	2009	2008
Business credits available in the future
Federal	$960,000	$940,000
Tax benefit	$40,000	$330,000

The net operating loss carryforwards will begin to expire in 2012 for Federal tax purposes and in 2010 for State tax purposes at a rate of approximately $1 million per year through 2024, increasing thereafter through 2029.  The Federal and State credits will begin to expire in 2017.

Significant changes in our ownership, future changes in tax laws and regulations and the alternative minimum tax, may substantially reduce the available carryforwards and related tax benefits.

F23

Index

13.	Supplemental Cash Flow Information

For the fiscal year ended December 31 2009, we recorded approximately $386,000 in interest expense, all of which remains unpaid.  We incurred approximately $175,000 of which approximately $7,700 was paid for the fiscal year ended December 31, 2008.

14.	Stock Based Compensation

Included in our net loss for the year ended December 31, 2009 was a stock based compensation charge of approximately $63,000 due to the adoption of ASC Topic 718 (formerly SFAS 123(R)).  This compares to a compensation charge of approximately $75,000 for the year ended December 31, 2008.

A summary of the Apogee’s stock compensation activity with respect to the twelve months ended December 31, 2009 and 2008 follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2007	2,938,100	$4.5548	5.9352
Granted	160,000	1.0000	—
Exercised	—	—	—
Cancelled, forfeited or expired	(30,000)	(0.9350)	—
Outstanding at December 31, 2008	3,068,100	4.4048	5.1333
Granted	—	—	—
Exercised	—	—	—
Cancelled, forfeited or expired	(138,600)	(1.5838)
Outstanding at December 31, 2009	2,929,500	4.5383	4.1215

Vested at December 31, 2009	2,643,500	4.9249	3.7462

Exercisable at December 31, 2009	2,643,500	$4.9249	3.7462

The following table summarizes information about options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Vested Number Exercisable	Weighted Average Exercise Price

$0.25 — 1.69	1,051,900	6.2810	$1.0211	765,000	$1.0421
$2.71 — 6.50	1,282,600	2.2603	5.4065	1,282,600	5.4065
$8.45 — 12.15	595,000	4.3156	8.8849	595,000	8.8849

Total at December 31, 2009	2,929,500	4.1215	$4.5383	2,643,500	$4.9249

Apogee did not grant options during the twelve months ended December 31, 2009.  No options were exercised during twelve months ended December 31, 2009 and 2008.  During the twelve months ended December 31, 2008, Apogee granted options to purchase 160,000 shares of its common stock at a weighted average fair market value of $0.7405. In addition, during the twelve months ended December 31, 2009, options to purchase 116,500 shares of Apogee common stock vested. The weighted average fair value of these options was $0.7853.  During the twelve months ended December 31, 2009, options to purchase 138,600 shares of Apogee common stock were cancelled.   This was approximately $72,000 of unrecognized compensation costs granted to employees and directors to be recognized over the remaining vesting period; the represents approximately 286,000 options to purchase approximately 286,000 shares of Apogee Common Stock.

F24

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

15.	Commitments and Contingencies

Leases

We did not have any operating leases at December 31, 2009 or December 31, 2008.

Employment Contract

On June 7, 2004, Apogee entered into a three-year employment contract with its chief executive officer and president whereby he will receive an annual salary of $295,000.  Apogee’s board of directors will annually consider granting increases in salary, as well as potential bonuses.  In June of 2008, in order to reduce overhead expenses, a 20% pay cut was imposed on most officers and employees including the chief executive officer.  In addition, Mr. Herbert M. Stein has not drawn cash compensation from Apogee since June 30, 2009.  This employment contract automatically renews for successive periods of two years unless either party notifies the other of its intension not to renew.  As part of the salary reduction implemented in 2009 Mr. Stein’s salary was reduced by 20%.  In addition, Mr. Stein has not drawn cash compensation from Apogee since June 30, 2009.  We have accrued Mr. Stein’s salary and related taxes.  As of December 31, 2009 we have accrued approximately $134,000 in accrued salary and related taxes.

16.	Supplementary Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for the 12 months ended December 31, 2009 and 2008 are as follows: (in thousands, except per share data):

	2009
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue	$—	$—	$—	$—
Costs and expenses	606	432	415	362
Operating loss	(606)	(432)	(415)	(362)
Net loss	(691)	(529)	(512)	(467)
Basic and diluted loss per common share	(0.06)	(0.04)	(0.04)	(0.04)

	2008
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue	$22	$26	$38	$—
Costs and expenses	1,098	1,170	754	918
Operating loss	(1,076)	(1,144)	(716)	(918)
Net loss	(1,088)	(1,172)	(771)	(989)
Basic and diluted loss per common share	(0.09)	(0.10)	(0.06)	(0.08)

F25

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

17.	Securities and Exchange Commission – Administrative Proceedings

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

18.	Subsequent Events

Additional Financings

The following table details all financings subsequent to our year ended December 31, 2009:

Date of Loan or Promissory Note and Warrant	Amount of Loan or Note	Maturity Date	Interest	Number of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value of Warrants
David Spiegel
April 16, 2010	$16,000	October 13, 2010	8.00%	1,600	1.56	136.4302%	$0.6800	$1,088.00
June 4, 2010	14,000	December 1, 2010	8.00%	1,400	1.17	153.1282%	$0.3740	523.60
August 11, 2010	100,000	February 7, 2010	8.00%	10,000	0.81	157.1615%	$0.2115	2,115.00
	$130,000			13,000				$3,726.60

F26

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

Date of Loan or Promissory Note and Warrant	Amount of Loan or Note	Maturity Date	Interest	Number of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value of Warrants
Herbert M. Stein
January 25, 2010*	$52,000	July 24, 2010	8.00%	5,200	1.40	134.8046%	$0.7268	$3,779.36
February 22, 2010	66,000	August 21, 2010	8.00%	6,600	1.48	134.4381%	$0.5011	3,307.26
April 16, 2010	86,500	October 13, 2010	8.00%	8,650	1.56	136.4302%	$0.6800	5,882.00
June 4, 2010	116,000	December 1, 2010	8.00%	11,600	1.17	153.1282%	$0.3740	4,338.40
August 11, 2010	45,700	February 7, 2010	8.00%	4,570	0.81	157.1615%	$0.2115	1,002.51
	$366,200			36,620				$18,309.53

*This amount excludes funds received prior to December 31, 2009.  Total received $79,000.

Date of Loan or Promissory Note and Warrant	Amount of Loan or Note	Maturity Date	Interest	Number of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value of Warrants
Robert Schacter (TYJO Corp. Money Purchase Pension Plan)*
July 9, 2010*	25,000	NA

* It has not yet been determined whether these funds are to be considered a loan or equity.

Date of Loan or Promissory Note and Warrant	Amount of Loan or Note	Maturity Date	Interest	Number of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value of Warrants
Others
June 4, 2010	$20,000	December 1, 2010	12.00%	27,500	1.17	153.1282	$0.3740	$10,285.00
January 25, 2010	30,000	July 24, 2010	8.00%	7,500	1.40	134.8046%	$0.7268	5,451.00
	$50,000			35,000				$15,736.00

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

F27

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

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

F28

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

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

As noted above, the Company, on December 18, 2009, filed its delinquent financial report on Form 10-K for the year ended December 31, 2008. This report contained a Disclaimer of Opinion by its Independent Accountants due to significant uncertainty as to the Company’s ability to be a going concern.  The Disclaimer of Opinion was removed on a subsequent filing.  On April 16, 2010 the SEC issued an Order for an Administrative Hearing based on a claim that the filing as well as Form 10-Q’s for the first three quarters of 2009, which had been filed on January 15, 2010, were materially deficient due to the Disclaimer of Opinion and thus the filings remained delinquent. The Company was also delinquent on its Form 10-K for the Year ended December 31, 2009. An Order of Suspension of trading in the Company’s securities was enacted at that time.  The Company also did not file its Form 10-Q for the quarter ended March 31, 2010.

In June 2010, the SEC and the Company entered into a Settlement agreement without the above mentioned Hearing, under which the Company would file all its delinquent filings without a material deficiency by a mutually agreed date. Failure to do so would activate an Order to revoke the ability for the Company’s securities to trade on an exchange.

F29