Form 10-Q
period 2010-03-31
APOGEE TECHNOLOGY INC
filed 2010-08-13
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 001-10456

APOGEE TECHNOLOGY, INC.
(Exact name of Small Business Issuer in its charger)

DELAWARE	04-3005815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

129 MORGAN DRIVE, NORWOOD, MASSACHUSETTS 02062
(Address of principal executive offices)

(781) 551-9450
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year,
if changed since last report)
Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of Class)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes   ☐ No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the proceeding 12 months (or such shorter periods that the registrant was required to submit and post such files).  Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☒   No

As of July 26, 2010, 13,123,454 the registrant’s common stock were outstanding.  See Note 1 Basis of Presentation, Going Concern for cessation of trading in our common stock on April 16, 2010.

APOGEE TECHNOLOGY, INC.
(A Development Stage Company)
INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements	3
Consolidated Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009 (audited)

Consolidated Statements of Operations and Accumulated Deficit for the Three Months Ended March 31, 2010 and March 31, 2009 and for the period from October 1, 2008 (date re-entering development stage) through March 31, 2010 (unaudited).	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and March 31, 2009 and for the period from October 1, 2008 (date re-entering development stage) through March 31, 2010 (unaudited).	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3 - Quantitive and Qualitative Disclosures about Market Risk	33

Item 4T - Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	34

Item 1A - Risk Factors	35

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3 - Defaults Upon Senior Securities	37

Item 4T - Submission of Matters to a Vote of Security Holders	39

Item 5 - Other Information	39

Item 6 - Exhibits	39

Signatures	41

Index

 PART I                     FINANCIAL INFORMATION

 Item 1.                      Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$3,990	$4,704
Prepaid expenses and other current assets	967	2,694

Total current assets	4,957	7,398

Property and equipment, net	39,492	44,042

Other assets
Patents, net	185,075	118,570

	$229,524	$170,010

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	3,400,804	3,092,189
Officer loans and notes payable	1,234,731	1,060,542
Shareholder loans and notes payable	1,230,752	1,206,283
Other loans and notes payable	836,766	796,320

Total current liabilities	6,703,053	6,155,334

Stockholders’ deficiency
Preferred stock, par value $0.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 12,132,332 issued and outstanding at March 31, 2010 and December 31, 2009	121,323	121,323
Additional paid-in capital	18,941,719	18,973,783
Accumulated deficit	(21,891,704)	(21,891,704)
Accumulated deficit during development stage	(3,644,867)	(3,188,726)

Total stockholders’ deficiency	(6,473,529)	(5,985,324)
	$229,524	$170,010

The accompanying notes are an integral part of these consolidated financial statements.

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
 (Unaudited)

	THREE MONTHS ENDED MARCH 31,		Cumulative from Re-entering Development Stage on OCTOBER 1, 2008 to
	2010	2009	MARCH 31, 2010

Revenues
Product sales	$—	$—	$—
Royalties	—	—	—

Costs and expenses
Product sales	—	—	—
Research and development	122,571	274,670	1,304,681
Selling, general and administrative	206,259	331,614	1,756,679

	328,830	606,284	3,061,360

Loss from operations	(328,830)	(606,284)	(3,061,360)

Other income (expense)

Interest and other expense	(127,811)	(84,617)	(585,805)
Interest and other income	500	106	2,298

	(127,311)	(84,511)	(583,507)

Net loss	$(456,141)	$(690,795)	$(3,644,867)

Accumulated deficit - beginning	$(25,080,430)	$(22,881,079)	$—

Accumulated deficit - ending	(25,536,571)	(23,571,874)	(3,644,867)

Basic and diluted loss per common share	$(0.04)	$(0.06)	$(0.30)

Weighted average common shares outstanding - basic and diluted	12,132,332	12,132,332	12,132,332

The accompanying notes are an integral part of these consolidated financial statements.

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	THREE MONTHS ENDED MARCH 31,		Cumulative from Re-entering Development Stage on OCTOBER 1, 2008 to MARCH 31, 2010
	2010	2009

Cash flows from operations
Net loss	$(456,141)	$(690,795)	$(3,644,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	—	—	(9,377)
Depreciation and amortization	16,174	25,645	171,634
Stock compensation expense for employees and directors	(46,903)	23,495	44,751
Original issue discount	30,443	25,049	151,830
Patent impairment	—	17,267	205,674
Disposal of sensor equipment
Changes in operating assets and liabilities:	—	—	3,731
Accounts receivable	—	—	9,377
Prepaid expenses and other current assets	1,725	(15,950)	34,146
Accounts payable and accrued expenses	308,616	142,623	1,528,571

Net cash used in operating activities	(146,086)	(472,666)	(1,504,530)

Cash flows from investing activities
Patent costs	(78,128)	(6,000)	(121,824)

Net cash used by investing activities	(78,128)	(6,000)	(121,824)

Cash flows from financing activities
Cash overdraft	—	(49,236)	(4,284)
Proceeds for shareholder loans and notes payable	18,000	95,000	464,665
Proceeds from officer loans and notes payable	175,500	98,900	484,400
Proceeds from other loans and notes payable	30,000	336,500	685,563

Net cash provided by financing activities	223,500	481,164	1,630,344

Increase (decrease) in cash	(714)	2,498	3,990

Cash — beginning	4,704	—	—

Cash — ending	$3,990	$2,498	$3,990

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Warrants issued in connection with notes payable – non-cash	$14,839	$45,065	$150,143
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Index

1.	The Company and Basis of Presentation

The Company

The accompanying unaudited interim financial statements of Apogee Technology, inc., a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States of American and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in our last Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected therein.  The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

We have operated as a technology research and development stage company since October 1, 2008.  We have not yet generated revenue from our principal operations. During the fiscal year ended December 31, 2009 and continuing in 2010, we invested our limited resources predominately in the development of our Life Science Group.  As of March 31, 2009, we closed down operations of our Health Monitoring Products Group.  Costs associated with the closing of this group, as well as the termination of related employees are not material.  Our sole focus is and will remain on the development and growth of our Life Science Group.

Basis of Presentation

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has recurring operating losses, negative cash flows from operations, negative working capital of approximately $6.7 million and stockholder’s deficiency of approximately $6.5 million, is in arrears with substantially all of its vendors, and is in default on a majority of its Promissory Notes.  This raises substantial doubt about our ability to continue as a going concern. Net losses were approximately $456,000 and negative cash flows from operations were approximately $146,000 for the three months ended March 31, 2010.  Given our current cash position, net losses and negative cash flows from operations and our outstanding current obligations, we will not be able to continue as a going concern without raising additional capital which is not assured.

Index

As of March 31, 2010, we had cash of approximately $4,000.  See Note 12 - Subsequent Events – Additional Financing.  As of August 11, 2010, we had cash of approximately $100,000.

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

We are attempting to secure sufficient financing to meet our current obligations and to continue development of our technology.  We have been working to obtain financing from outside investors for more than 24 months, but have not yet been successful.  In the interim, short-term debt financing provided primarily by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors and Mr. David Spiegel, as well as Mr. Robert Schacter, et al and others, is being utilized to preserve our intellectual property, maintain our technical capabilities and know-how, and support our technology development in accordance with our licensing agreement.  There is no assurance that this short-term debt financing will continue.  Additionally, cost cutting measures, including deferral of salary for the CEO, deferral of capital expenditures, and reduced general spending were instituted during 2009.

Due to the early stages of development of our products, we cannot estimate at this time the amounts of cash or the length of time that will be required to bring our products under development to market.  It is expected that such costs will be funded not only by external funding, if available, but also through partnership activities.  Without immediate additional financing, we will be unable to continue operations.

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

As noted elsewhere, the Company, on December 18, 2009, filed its delinquent financial report on Form 10-K for the year ended December 31, 2008. This report contained a Disclaimer of Opinion by its Independent Accountants due to significant uncertainty as to the Company’s ability to be a going concern. On April 16, 2010 the SEC issued an Order for an Administrative Hearing based on a claim that the filing as well as Form 10-Q’s for the first three quarters of 2009, which had been filed on January 15, 2010, were materially deficient due to the Disclaimer of Opinion and thus the filings remained delinquent.  The Disclaimer of Opinion was removed on a subsequent filing.  The Company was also delinquent on its Form 10-K for the Year ended December 31, 2009. An Order of Suspension of trading in the Company’s securities was enacted at that time.  The Company also did not file its Form 10-Q for the quarter ended March 31, 2010.  The Disclaimer of Opinion on the 2008 financial statements was removed on a subsequent filing.

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

Index

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

Impairment of Long-Lived Asset

We assess the carrying values of long-lived assets for possible impairment in accordance with the requirements of ASC 360-10.  We conduct impairment tests when we identify events or when we believe that circumstances may have changed to indicate that the carrying amount of a long-lived asset may not be recoverable. Such events or changes in circumstances may include the discontinuation of a product or product line, a sudden or consistent decline in the forecast for a product, changes in technology or in the way an asset is being used, or an adverse change in legal factors or in the business climate. Our impairment review, to determine if a potential impairment charge is required, is based on an undiscounted cash flow analysis. This analysis requires judgment with respect to many factors, including future cash flows, changes in technology, the continued success of product lines and future volume and revenue and expense growth rates. It is possible that our estimates of these assumptions may change in the future, resulting in the need to reassess the carrying value of our long-lived assets for impairment.

Index

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.  Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws.  Allowances are recorded if recovery is uncertain.  See Note 10 – Income Taxes and Tax Loss Carryforwards.

Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding.  Potential common stock consists of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.  The calculation of diluted net loss per share excludes potential common stock as the effect is anti-dilutive. The weighted average number of shares of common stock outstanding used to compute basic loss per share for the three months ended March 31, 2010 and 2009 was to 12,131,332.

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

Contingencies

Apogee is involved in and/or indemnifies others in various legal proceedings.  Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.  See Note 9 – Legal and Related Indemnification Arrangements with our Executives and Others.

Advertising

Advertising costs are expenses when incurred and were not significant for the three months ended March 31, 2010 and 2009.

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

Index

Non-employee stock-based compensation is accounted for in accordance with ASC Topic 505, "Equity-based payments to Non-Employees."  In accordance with this topic, cost recognized for non-employee share-based payment transactions is determined by the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.

Apogee’s stock compensation activity with respect to the three months ended March 31, 2010 is summarized below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2009	2,929,500	$4.5383
Granted	—
Exercised	—
Cancelled or expired	9,000	1.0167
Outstanding at March 31, 2010	2,920,500	$4.5492	3.8664

Vested at March 31, 2010	2,646,500	$4.9202	3.5025

Exercisable at March 31, 2010	2,646,500	$4.9202	3.5025

The following table summarizes information about options outstanding as of March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Term	Price	Exercisable	Price

$0.45 — 1.69	1,042,900	6.0290	$1.0411	768,900	$1.0411
$2.71 — 6.59	1,282,600	2.0139	$5.4065	1,282,600	$5.4065
$8.45 — 12.15	595,000	4.0692	$8.8849	595,000	$8.8849

Total at March 31, 2010	2,920,500	3.8664	$4.9202	2,646,500	$4.9202

During the three months ended March 31, 2010 and 2009, no options were granted.  No options were exercised during the three months ended March 31, 2010 and 2009.  During the three months ended March 31, 2010, options to purchase 3,000 shares of Apogee common stock vested. The weighted average fair value of these options was $0.6155. During the three months ended March 31, 2010 options to purchase 9,000 shares of Apogee common stock were canceled.  As of March 31, 2010, approximately 274,000 options to purchase approximately 274,000 shares of Apogee common stock with an approximate value of $52,783 are not yet vested.

Fair value of financial instruments

Carrying amounts of certain of the our financial instruments, including cash, loans and accounts payable, approximate their fair values due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. We do not hold or issue financial instruments for trading purposes.

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

Index

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

Recently Adopted Accounting Pronouncements and Regulations

In December 2009, the FASB issued ASU 2009-17, "Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities", which codifies FASB Statement No. 167, "Amendments to FASB Interpretation No. 46(R)" and changes how a reporting entity determines when an entity that is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things:

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

Index

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

3.	Property and Equipment

Property and equipment at March 31, 2010 and December 31, 2009 are comprised of the following:

Property and Equipment	March 31,	December 31,
	2010	2009

Equipment	$162,790	$162,790
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	92,892

	$310,672	$310,672

Less accumulated depreciation	(271,180)	(266,630)

	$39,492	$44,042

Depreciation expense was $4,550 and $8,141 for the three months ended March 31, 2010 and 2009, respectively.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

4.	Asset Impairment

We did not record any patent impairment charge at March 31, 2010.  For the three months ended March 31, 2010 we amortized approximately $11,600 of patent application related expenses.  We did record a patent impairment charge of approximately $17,000 at March 31, 2009.  These patent applications were related to our Health Monitoring Group which was closed down as of March 31, 2009.  In addition, for the 3 months ended March 31, 2009, we amortized approximately $9,600 of patent application related expenses.

The values of patent costs are summarized in the table below:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value

December 31, 2009	$436,099	(71,855)	(245,674)	$118,570
March 31, 2010	$514,227	(83,478)	(245,674)	$185,075

Index

Estimated amortization is as follows:

Year ended December 31,
Nine months ended December 2010	42,087
2011	53,711
2012	53,711
2013	19,941
2014	15,625

5.	Accounts Payable and Accrued Expenses

Accrued expenses are included in accounts payable on the balance sheet. Accounts payable and accrued expenses are as follows:

Accounts Payable	March 31,	December 31,
	2010	2009

Legal and accounting	$1,796,000	$1,691,000
Consulting expenses	75,000	70,000
Interest owed to Promissory Note holders	509,000	412,000
Corporate insurance expenses	—	4,000
Director and Advisory Committee fees	114,000	100,000
Rent expenses	84,000	70,000
Other expenses	461,000	420,000

	$3,039,000	$2,767,000

Accrued Expenses	March 31,	December 31,
	2010	2009

Accrued audit expenses	$51,000	$100,000
Accrued legal expenses	19,000	25,000
Accrued consulting expenses	57,000	46,000
Accrued payroll and payroll taxes	222,000	134,000
Other accrued expenses	12,000	20,000

	$361,000	$325,000

6.	Promissory Notes, Loans and Warrants

During the three months ended March 31, 2010, Apogee received $223,500, consisting of $175,500 from Mr. Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors, $18,000 from Mr. David Spiegel, a major shareholder, $30,000 from Mr. Friedrich Riener.  These promissory notes are payable upon demand, not  subject to premium or penalty for prepayment, bear simple interest of 8% per annum and are to be repaid in 180 days.  An additional 4% interest will be charged after maturity.  As of March 31, 2010, total unpaid interest of approximately $509,000 is due, consisting of $198,000 to Mr. Stein, $209,000 to Mr. Spiegel, $79,000 to Mr. Robert Schacter et al, $23,000 to others.

Index

Through March 31, 2010, Apogee has received total proceeds from loans and promissory notes of $3.3 million, consisting of $1.2 million, $1.2 million, $585,000 and $231,000 from Mr. Spiegel, Mr. Stein, Mr. Schacter and others, respectively.

In addition, unpaid rent and utilities of approximately $84,000 and $42,000, respectively, are owed to Mr. Spiegel as of March 31, 2010.

As of March 31, 2010, promissory notes in the amount of $2.6 million are in default and accruing post-maturity interest.

		Promissory Notes and Loans Due To David Spiegel

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	8.00%
December 21, 2009	68,000	June 19. 2010	8.00%	8.00%
December 29, 2009	4,665	July 24, 2010	8.00%	8.00%
April 16, 2010*	10,000	October 13, 2010	8.00%	8.00%
June 4, 2010*	8,000	December 1, 2010	8.00%	8.00%
	$1,235,665

*    Funds received March 4, 2010 and March 25, 2010, respectively

Index

		Promissory Notes and Loans Due To Herbert M. Stein

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16, 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	8.00%
December 21, 2009	83,500	June 19, 2010	8.00%	8.00%
January 25, 2010	79,000	July 24, 2010	8.00%	8.00%
February 22, 2010	66,000	August 21, 1010	8.00%	8.00%
April 16, 2010*	30,500	October 13, 2010	8.00%	8.00%
June 4, 2010**	27,000	December 1, 2010	8.00%	8.00%
	$1,244,400

*   Funds received January 29, 2010 and March 4, 2010
** Funds received March 25, 2010

		Promissory Notes and Loans Due To Robert Schacter et al

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

September 5, 2008	$140,000	March 4, 2009	8.00%	12.00%
October 27, 2008	100,000	April 25, 2009	8.00%	12.00%
January 8, 2009	100,000	July 7, 2009	8.00%	12.00%
February 2, 2009	50,000	August 1, 2009	8.00%	12.00%
February 17, 2009	50,000	August 16, 2009	8.00%	12.00%
March 19, 2009	50,000	September 15, 2009	8.00%	12.00%
April 13, 2009	20,000	October 10, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
November 5, 2009	50,000	May 4, 2010	8.00%	8.00%
	$585,000

Index

		Promissory Notes and Loans Due To Others

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

July 28, 2008	$20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 5, 2009	8.00%	12.00%
February 17, 2009	37,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009*	61,500	October 10, 2009	8.00%	12.00%
May 18, 2009	32,500	November 14, 2009	8.00%	12.00%
November 5, 2009	70,000	May 4, 2010	8.00%	8.00%
December 21, 2009	2,563	June 19, 2010	8.00%	8.00%
January 25, 2010	30,000	July 24, 2010	8.00%	8.00%
	$260,563

The promissory notes issued to Messrs. Stein, Spiegel, Schacter and Others from December 11, 2007 through July 1, 2009 for an aggregate of $3.1 are incurring a post-maturity rate of interest of 12% compounded monthly.  The promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 90 days for the December 11, 2007 and 180 days for the remaining promissory notes.  The effective interest rate for 2009 was approximately 16%.

* The promissory note issued to JAZFund LLC on April 13, 2009 in the amount of $30,000 is incurring a post-maturity rate of 16% compounded monthly.  This promissory note originally was issued with simple interest of 12% per year and was to be repaid in cash after 180 days.

The following tables represent the net payable from promissory notes and loans as of March 31, 2010.

	Officer Loans Herbert M. Stein	Shareholder Loans David Spiegel	Total

Total proceeds from Loans and Promissory Notes	$1,244,400	$1,234,665	$2,479,065
Discount (Fair Market Value of Warrants)	(9,669)	(3,913)	(13,582)
	$1,234,731	$1,230,752	$2,465,483

	Loans Robert Schacter et al	Loans Others	Total

Total proceeds from Loans and Promissory Notes	$585,000	$260,563	$845,563
Discount (Fair Market Value of Warrants)	(2,902)	(5,895)	(8,797)
	$582,098	$254,668	$836,766

In connection with the issuance of the promissory notes, we issued warrants to purchase our common stock.  Each warrant expires three years from issue date with an exercise price of $1.00 per share.  As of March 31, 2010, these warrants represent, in the aggregate, an underlying one hundred eight thousand four hundred sixty-six (108,466) shares of common stock for Mr. Spiegel, an underlying ninety-nine thousand four hundred forty (99,440) shares of common stock for Mr. Stein, an underlying one hundred thirty-two thousand seven hundred fifty (132,750) shares of common stock for Mr. Schacter, and an underlying forty-nine thousand three hundred six (49,306) shares of common stock for others.  These warrants were issued as additional consideration for the notes.  These warrants include customary terms and include a cashless or net exercise provision for exercise.  Holders of these warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares.  The values of these warrants were determined by using the Black Scholes valuation model.  Warrants associated with the issuance of the promissory notes were issued at 10% to 25% of the funds received.

Index

David Spiegel
Date of Warrant	Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	10,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	3,867.00
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	6,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	2,310.75
June 18, 2008	5,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,698.50
July 15, 2008	5,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	2,714.50
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.54508%	$0.4481	2,240.50
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	3,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	1,200.85
January 6, 2009	8,000	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	3,652.80
March 19, 2009	6,400	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	2,596.48
May 19, 2009	3,500	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	1,500.80
June 10, 2009	2,500	$0.60	3 Years	$1.00	2.00	126.10551%	$0.3959	989.75
July 1, 2009	3,200	$0.87	3 Years	$1.00	1.57	128.93341%	$0.6295	2,014.40
November 5, 2009	10,300	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	7,911.43
December 21, 2009	6,800	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	5,459.72
January 25, 2010	466	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	338.69
April 16, 2010*	1,000	$0.90	3 Years	$1.00	1.56	136.43020%	$0.6800	680.00
June 4, 2010*	800	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	299.20
Total	108,466							$53,309.42

* Included fund received prior to March 31, 2010

Index

Herbert M. Stein
Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	5,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	1,933.50
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	3,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	1,244.25
June 18, 2008	4,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,358.80
July 15, 2008	3,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	1,628.70
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.545 08%	$0.4481	2,240.50
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	2,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	857.75
February 2, 2009	3,000	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	1,256.40
February 17, 2009	1,000	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	521.90
March 19, 2009	2,590	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	1,050.76
April 13, 2009	3,300	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,144.77
May 18, 2009	1,200	0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	514.56
July 1, 2009	2,000	$0.87	3 Years	$1.00	1.57	128.93341%	$0.6295	1,259.20
November 5, 2009	4,250	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	3,264.43
December 21, 2009	8,350	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	6,704.22
January 25, 2010	7,900	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	5,741.72
February 22, 2010	6,600	$0.70	3 Years	$1.00	1.48	134.43818%	$0.5011	3,307.26
April 16, 2010*	3,050	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	2,074.00
June 4, 2010*	2,700	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	1,009.80
Total	99,440							$50,946.57

* Includes funds received prior to March 31, 2010

Robert Schacter et al*

Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

September 5, 2008	14,000	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	$7,565.60
October 27, 2008	25,000	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	8,577.50
January 8, 2009	25,000	$0.90	3 Years	$1.00	1.16	108.85621%	$0.5777	14,442.50
February 2, 2009	12,500	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	5,235.00
February 17, 2009	12,500	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	6,523.75
March 19, 2009	12,500	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	5,071.25
April 13, 2009	5,000	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,734.50
June 10, 2009	6,250	$0.60.	3 Years	$1.00	2.00	126.10551%	$0.3959	2,474.38
November 5, 2009	20,000	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	15,362.00
Total	132,750							$66,986.48

*128,750 warrants issued in the name of TYJO Corporation Money Purchase Pension Plan, 2,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and 2,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA.

Index

Others
Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value
July 28, 2008	2,000	$0.75	3 Years	$1.00	2.90	104.545 08%	$0.4460	$892.00
October 27, 2008	600	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	205.86
January 6, 2009	50	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	22.83
February 17, 2009	8,950	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	4,671.01
March 19, 2009	50	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	20.29
April 13, 2009	10,650	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	3,694.49
May 18, 2009	3,200	0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	1,372.15
May 19 2009	50	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	21.44
November 5, 2009	16,000	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	12,289.60
December 21, 2009	256	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	205.54
January 25, 2010	7,500	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	5,451.00
Total	49,306							$28,486.21

The carrying value of the notes and loans payable approximate fair value due to their short-term maturity.

7.	Stockholders’ Deficiency

Stock Options

During the three months ended March 31, 2010 and 2009, no stock options were awarded.

8.	Related Party Transactions

Apogee rents its facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, we are renting the facility on a month-to-month basis.  Rent expense was $52,800 for the fiscal year ended December 31, 2009 and $13,200 as of March 31, 2010.  Rent has been accrued and remains unpaid since September 2008 totaling $83,600 through March 31, 2010.  See also Note 6 – Promissory Notes, Loans and Warrants from Officers and Significant Stockholders.

9.	Legal and Related Indemnification Arrangements with our Executives and Others

Apogee has assumed and will continue to assume the final legal costs and related expenses of Herbert M. Stein, in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein, Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment.  Through March 31, 2010, we have incurred approximately $911,000 toward this indemnification.  For the three months ended March 31, 2010, we did not incur any expenses toward this indemnification.  This compares to approximately $42,000 for the three months ended March 31, 2009.

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

Index

On May 19, 2009, the Securities and Exchange Commission (“commission”) filed a settled enforcement action against the Company, one employee, and one former employee (“Others”) in connection with Apogee’s prior revenue recognition practices.  Each of the defendants has agreed to settle this matter, without admitting or denying the allegations of the Commission’s complaint.  Apogee and others agreed to the entry of a final judgment permanently enjoining them from variously violating or aiding and abetting violations of Sections of the Securities Act of 1933, and Sections of the Securities Exchange Act of 1934, and various Rules.  The others also agreed to financial and other sanctions.  Through March 31, 2010, we have incurred approximately $554,000 toward this indemnification.  For the three months ended March 31, 2010 we did not incur any legal expenses associated with this indemnification.  This compares to approximately $1,000 for the three months ended March 31 2009.

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

10.	Tax Loss Carryforwards

The following approximates the net loss carryforwards we have available in the future for federal and state tax purposes as of December 31, 2009:

	December 31,	December 31,
	2009	2008
Net operating loss carryforwards
Federal	$21,000,000	$19,000,000
State	$14,000,000	$12,000,000

	December 31,	December 31,
	2009	2008
Business credits available in the future
Federal	$960,000	$940,000
State	$40,000	$330,000

The Company does not record a net tax benefit asset due to the uncertainty of its realization.

The net operating loss carryforwards will begin to expire in 2012 for federal tax purposes and in 2010 for state tax purposes.  The federal and state credits will begin to expire in 2017.

Significant changes in our ownership, future changes in tax laws and regulations and the alternative minimum tax, may substantially reduce the available carryforwards and related tax benefits.

11.	Supplemental Cash Flow Information

As of March 31, 2010, we recorded cumulatively approximately $690,000 in interest expense of which approximately $7,700 was paid. We recorded interest expense of approximately $128,000 and $85,000 for the three month ended March 31, 2010 and 2009, respectively.

Index

12.	Subsequent Events

Additional Financings

The following table details all financings subsequent to March 31, 2010:

Date of Loan or Promissory Note and Warrant	Amount of Loan or Note	Maturity Date	Interest	Number of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value of Warrants
David Spiegel
April 16, 2010*	$6,000	October 13, 2010	8.00%	600	1.56	136.4302%	$0.680	$408.00
June 4, 2010*	6,000	December 1, 2010	8.00%	600	1.17	153.1282%	$0.374	224.40
August 11, 2010	100,000	February 7, 2011	8.00%	10,000	0.81	157.1615%	$0.2115	2,115.00
	$112,000			11,200				$2,747.40

* Excludes funds received prior to March 31, 2010.

Date of Loan or Promissory Note and Warrant	Amount of Loan or Note	Maturity Date	Interest	Number of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value of Warrants
Herbert M. Stein
April 16, 2010*	$56,000	October 13, 2010	8.00%	5,600	1.56	136.4302%	$0.680	$3,808.00
June 4, 2010*	89,000	December 1, 2010	8.00%	8,900	1.17	153.1282%	$0.374	3,328.60
August 11, 2010	45,700	February 7, 2011	8.00%	4,570	0.81	157.1615%	$0.2115	1,002.51
	$190,700			19,070				$8,139.11

* Excludes funds received prior to March 31, 2010.

Date of Loan or Promissory Note and Warrant	Amount of Loan or Note	Maturity Date	Interest	Number of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value of Warrants
Robert Schacter (TYJO Corp. Money Purchase Pension Plan)*
July 9, 2010*	25,000

* It has not yet been determined whether these funds are to be considered a loan or equity.

Date of Loan or Promissory Note and Warrant	Amount of Loan or Note	Maturity Date	Interest	Number of Warrants	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value of Warrants
Others
June 4, 2010	$20,000	December 1, 2010	12.00%	27,500	1.71	153.1282%	$0.374	$10,285.00

In addition, as part of an on-going private placement, $45,000 was received.  See below for details.

Total funds received since March 31, 2010 were approximately $468,000 consisting of:  $112,000 from Mr. Spiegel, $191,000 from Mr. Stein, $100,000 from Mr. Schacter, $65,000 from others.

Index

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

Index

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

Index

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three-month periods ended March 31, 2010 and March 31, 2009, should be read in conjunction with the Company’s Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled ITEM 1A – RISK FACTORS, as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

At March 31, 2010, we had an accumulated deficit of approximately $25.5 million, as compared to a deficit of approximately $25.1 million as of December 31, 2009.  Since re-entering development stage on October 1, 2008, we have an accumulated deficit of approximately $3.6 million, as compared to a deficit of approximately $1.7 million as of December 31, 2009.  Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop PyraDerm™.

Through March 31, 2010, we have received approximately $3.3 million in loans.  Since March 31, 2010, we have received approximately $500,000 in funding, which have been inadequate to meet the current needs of the Company resulting in non-payment of loan principal and interest and vendors.   See Note 12 - Subsequent Events – Additional Financings.

As of March 31, 2010, we had 7 employees, compared to 13 employees at March 31, 2009.  Effective as of June 9, 2008 through October 31, 2009, 5 of the remaining employees transitioned to part-time status in an effort to reduce human resource costs.  As of November 1, 2009 a majority of employees have returned to full time.

Subject to additional funding, Apogee’s sole focus will remain on developing and growing the Life Science Group.

Index

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three-month periods ended March 31, 2010 and 2009 have been derived from our unaudited financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended March 31,		Cumulative from Re-entering Development Stage on October 1, 2008 to March 31,
	2010	2009	2010

Statement of Operations Data:
Revenue	$—	$—	$—
Costs and expenses	(328,830)	(606,284)	(3,061,360)
Other Income (expenses)	(127,311)	(84,511)	(583,507)
Net Loss	$(456,141)	$(690,795)	$(3,644,867)

Shares Outstanding	12,132,332	12,132,332	12,132,332

Total Assets	$229,524	$249,913	$229,524
Stockholders’ deficiency	$(6,473,529)	$(4,595,945)	$(3,644,867)
Loss per share (basic and diluted)	$(0.04)	$(0.06)	$(0.30)

RESULTS OF OPERATIONS OF THE COMPANY

Development Stage Company

Apogee is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) ASC915 “Accounting and Reporting by Development Stage Enterprises”.  Since October 1, 2008, we have devoted substantially all of our efforts to business planning, raising capital and research and development.

Revenue Recognition

Consulting and licensing revenue will be recorded as services are performed.

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

Royalty revenue will be recognized when earned in accordance with the underlying agreements.  Royalty revenue from our prior (DDX) products ceased as of January 1, 2006.

Operating Expenses

Research and Development Costs

Our research and development, or R&D, expenses consist primarily of salaries, development material costs, and external consulting and service costs related to the development and design of new products.  Research and development expenses were approximately $123,000 for the three months ended March 31, 2010, compared to approximately $275,000 for the three months ended March 31, 2009.  This decrease of approximately $152,000 or 55% was the result of a reduction in expenses for our Life Science Group as well as the discontinuation of activities related to both our sensor products and our Health Monitoring Group.

For the three months ended March 31, 2010, human resource costs decreased by approximately $118,000, or 54%, to approximately $103,000, compared to approximately $221,000 for the three months ended March 31, 2009.  Effective as of June 9, 2008, human resource expense was reduced by 20% for most R&D employees as a result of transitioning from full time to part time in order to reduce expenses.  In addition to the transition to part-time status of some of our employees, we discontinued operations of our Health Monitoring Group effective as of March 31, 2009, thereby reducing our overall headcount by three employees.  Expenses related to the Health Monitoring Group were insignificant.

Index

At March 31, 2009, we recorded a patent impairment charge of approximately $17,000 to reflect the write-off of patent costs associated with the discontinuation of our Health Monitoring Group.  After management review and analysis, it was determined that no additional patent impairment charges were warranted for the three months ended March 31, 2010.

For the three months ended March 31, 2010, depreciation and amortization expense decrease by approximately $9,000, or 37%, to approximately $16,000, compared to approximately $25,000 for the three months ended March 31, 2009.

For the three months ended March 31, 2010, we maintained a minimal level of R&D spending required for preservation of our intellectual property, maintenance of our technical capabilities and know-how, and support of our technology development in accordance with our licensing agreement.  If we are able to secure additional financing, we anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Selling, General and Administrative Costs

General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative, or SG&A, expenses were approximately $206,000 for the three months ended March 31, 2010, compared to approximately $332,000 for the three months ended March 31, 2009.  The decrease of approximately $125,000, or 38%, was primarily attributed to a reduction in professional fees, stock compensation expenses, and an overall reduction in operating expenses.  Legal fees were reduced with the settlement of the SEC investigation on May 19, 2009 as well as the settlement of the civil action by Joseph Shamy (as described below).

For the three months ended March 31, 2010 human resource costs decreased by approximately $50,000 or 31%, to approximately $110,000, compared to approximately $160,000 for the three months ended March 31, 2009.  This decrease is the result of a $67,000 reduction in stock compensation expense.  For the three months ended March 31, 2010 the stock compensation expense was approximately $9,000, compared to approximately $17,000 for the three months ended March 31, 2009.  In addition during the first quarter ended March 31, 2010 we recorded a “true-up” adjustment to the stock compensation expense of approximately ($58,000).  This “true-up” reduction in this expense was the result a higher realized forfeiture rate applied to existing options.  This decrease was partially offset by an increase in salaries as a majority of employees returned to full-time status.   For the three months ended March 31, 2010 human resource costs, excluding stock compensation, expense increased by approximately $17,000 or 12% to approximately $159,000 for the three months ended March 31, 2010, compared to approximately $142,000 for the three months ended March 31, 2009.  Mr. Herbert M. Stein has not drawn cash compensation from Apogee since June 30, 2009 nor has the Board of Directors received cash compensation since early 2008.  We have accrued Mr. Stein’s salary and related taxes, as well as the Board of Directors’ compensation totaling approximately $225,000 and $82,000, respectively, through March 31, 2010.

Professional expenses decreased by approximately $52,000, or 52%, to approximately $48,000 for the three months ended March 31, 2010, compared to approximately $100,000 for the three months ended March 31, 2009.  For the three months ended March 31, 2010, legal expenses decreased by $43,000, or 68%, to approximately $20,000, compared to approximately $63,000 for the three months ended March 31, 2009.   Legal fees decreased as a result of the settlement of the SEC investigation as well as the settlement of the civil action by Joseph Shamy (as described below).

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

Index

On May 19, 2009, the Securities and Exchange Commission (“commission”) settled this enforcement action.  See Note 9 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives and Others.

We had agreed to indemnify certain employees, directors and a former employee in connection with the SEC investigation. As of March 31, 2010, we have incurred approximately $554,000 to date in legal expenses to indemnify these individuals in association with this matter.  During the three months ended March 31, 2010 we did not incur any legal expenses associated with this indemnification, compared to approximately $1,000, for the three months ended March 31, 2009.  In light of the settlement we do not anticipate any additional legal fees associated with this matter.

In addition, we had incurred legal fees associated with the indemnification costs in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment. Through March 31, 2010, we have incurred approximately $911,000 toward this indemnification.  For the three months ended March 31, 2010, we did not incur any expenses toward this indemnification, compared to approximately $42,000 for the three months ended March 31, 2009.  See Note 9 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives.

On October 28, 2009, the Company received a “Wells Notice” from the staff of the Commission related to Apogee’s failure to timely file its reports under the Exchange Act in 2009.  See Note 9 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives.

We were not receiving reimbursement under our Director and Officer insurance policy for either the indemnification of Mr. Stein or the ongoing investigation by the SEC.  As of March 31, 2009, Apogee’s Directors and Officers Liability Insurance was cancelled due to non-payment.

Corporate insurance decreased by approximately $23,000, or 99%, to approximately $225 for the three months ended March 31, 2010, compared to approximately $23,000 for the three months ended March 31, 2009.  This decrease was the result of the Directors and Officers Liability Insurance being cancelled effective as of March 31, 2009 and Commercial and Product Liability Insurance being cancelled effective as of October 13, 2009 due to non-payment.  In addition, we had reductions to various other overhead expenses, including: communication, marketing and maintenance.  Operating expenses are expected to increase when our financial position allows.

Interest Income (Expense)

Interest income includes income from Apogee’s cash and from investments and expenses related to its financing activities. During the three months ended March 31, 2010 and 2009, we did not generate interest income.

Interest expense resulting from the issuance of promissory notes and related warrants to Mr. Herbert M. Stein, Mr. David Spiegel, Mr. Robert Schacter et al and others was approximately $128,000 for the three months ended March 31, 2010, compared to approximately $85,000 for the three months ended March 31, 2009.  See below for a detail of these expenses.

	Interest Incurred for the Three Months Ended March 31,
	2010	2009
David Spiegel	$45,758	$30,070
Herbert M. Stein	42,297	26,379
Robert Schacter et al	26,166	25,637
Others	13,590	2,531
Total	$127,811	$84,617

Index

Net Loss

Apogee’s net loss for the three months ended March 31, 2010 was approximately $456,000, or $0.04 per basic and diluted common share, compared to a net loss of approximately $691,000, or $0.06 per basic and diluted common share, for the three months ended March 31, 2009.  This decrease in our net loss was the result of a decrease in legal fees and a reduction in human resource expenses as well as an overall decrease in operating expenditures due to our current cash restraints.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our outstanding unsecured interest-bearing promissory notes and common stock purchases (including amounts subsequent to March 31, 2010) totaling approximately $3.8 million:

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
	$325,563

* Funds received were for purchase of Apogee Technology, Inc. common stock at a price of $1.00 share.

Index

As of March 31, 2010, we had cash of approximately $4,000 and a working capital deficit of approximately $6.7 million.  This compares to cash of approximately $4,700 as of December 31, 2009 and a working capital deficit of approximately $6.1 million.  During the three months ended March 31, 2010, we received proceeds from loans and unsecured interest-bearing promissory notes totaling $233,500, compared to approximately $530,400 for the same period in 2009, detailed as follows:

Name on	Combined Amounts Loaned 3 Months ended March 31,
Promissory Note	2010	2009

David Spiegel	$18,000	$64,000
Herbert M. Stein	175,500	98,900
Robert Schacter et al	—	270,000
Others	30,000	97,500
	$223,500	$530,400

These promissory notes are payable upon demand and were not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, except for 12% loan interest rate for JAZFund, payable monthly in arrears on the outstanding balance.  An additional 4% interest is charged on any notes exceeding maturity.  In addition, post maturity notes are compounded monthly.

Net cash used in operating activities for the three-month period ended March 31, 2010 decreased to approximately $146,000 compared to approximately $473,000 in the three-month period ended March 31, 2009.  As of March 31, 2010, our accounts payable and accrued expenses were approximately $3.4 million, of which a majority is composed of professional fees.   We are currently in arrears with loan and interest payments as well as with a majority of our vendors. Mr. Stein has not drawn cash compensation from Apogee since June 30, 2009, nor has the Board of Directors received cash compensation since early 2008.  We have accrued Mr. Stein’s salary and the Board of Directors’ compensation.

Net cash used in investing activities for the three months ended March 31, 2010 was approximately $78,000, compared to approximately $6,000 for the three months ended March 31, 2009.  This amount is exclusively related to our continued support of existing patent applications related to our Life Science Group.

Net cash provided by financing activities was approximately $223,000 for the three months ended March 31, 2010.  This compares to approximately $481,000 for the three months ended March 31, 2009 and approximately $1.1 million for the twelve months ended December 31, 2009.  During the three month period ended March 31, 2010, we received the proceeds from unsecured interest bearing promissory notes totaling $223,500 as described above.  These loans are payable upon demand and are not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, except for 12% per annum for JAZFund LLC, payable monthly in arrears on the outstanding balance.   An additional 4% interest will be charged on any notes exceeding maturity.  In addition, post maturity notes are compounded monthly.  See Footnote 6 of the consolidated financials statements - Promissory Notes, Loans and Warrants.  We are currently in default on substantially all of the promissory notes.  We must raise additional capital to continue operations.

Apogee is in the process of attempting to secure sufficient financing, to pay its indebtedness and to continue operations.  We have been working to obtain financing from outside investors for more than 24 months, but have not yet been successful.  As of June 30, 2010, subsequent to the conversion of $585,000 in promissory notes by Mr. Robert Schacter et al, approximately $2.5 million in promissory notes are in default.  In the interim, short-term debt financing provided primarily by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors and Mr. David Spiegel, as well as Mr. Robert Schacter, et al and others, is being utilized to preserve our intellectual property, maintain our technical capabilities and know-how, and support our technology development in accordance with our licensing agreement.  Due to the early stages of development of our products technology, we cannot estimate at this time the amounts of cash and length of time that will be required to bring our products under development to market.  It is expected that such costs will be funded not only by external financing, but also through partnership activities.  Additionally, discontinuations of sensor development, deferral of capital expenditures, and reduced general spending have been instituted until such time as financing is secured.  We do not expect any significant changes in the number of employees until funding has been secured, if ever.  If we are unable to generate or obtain financing, we will be required to further curtail our operations, including a reduction in the number of employees, or cease conducting business.

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

Revenue Recognition

Consulting and licensing revenue will be recognized as services are performed.

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

Valuation/Impairment of Long-Lived Assets

Property, plant and equipment, patents and trademarks are amortized over their estimated useful lives. Useful lives are based on management’s estimates over the period that such assets will potentially generate.  In accordance with ASC Topic 360, "Property, Plant and Equipment," long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable.  We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.  Future adverse changes in market conditions or poor operating results of underlying capital investments or certain assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.  Based on our analysis, no asset impairment charges were considered necessary for the three months ended March 31, 2010.  At March 31, 2009, we recorded a patent impairment charge of approximately $17,000 to reflect the write-off of patent costs associated with the discontinuation of our Health Monitoring Group.  Additionally, we amortize the balance of our patent applications over five years, which resulted in charges of $12,000 and $10,000 for the three months ended March 31, 2010, and March 31, 2009, respectively.

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

Index

Legal Fees

We record legal costs (such as fees and expenses of outside legal counsel and other service providers) when incurred or when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated if invoices have not been received.  Significantly lower legal fees were incurred three months ended March 31, 2010, compared to 2009 as a result of a decrease in legal fees in connection with the SEC investigation as well as decreased legal fees associated with the indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors for the Shamy matter.

Contingencies

Apogee is involved in and/or indemnifies others in various legal proceedings.  Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.  See Note 9 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives and Others.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements nor do we have any special purpose entities.

ITEM 3 – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Apogee’s financial instruments include: cash, loans and accounts payable.  At March 31, 2010, the carrying value of our cash, loans and accounts payable approximate fair values given the short maturity of these instruments.

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

Index

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

In addition, we incurred legal fees associated with the indemnification costs in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment. See Note 9 to the consolidated financial – Subsequent Events – Legal and Related Indemnification Arrangements with our Executive and Others.

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

In connection with the contemplated proceedings, the Staff may seek a suspension or revocation of each class of the Company’s registered securities. Also, the Staff may consider whether contempt proceedings in a federal district court are appropriate.  The Company submitted a response to this letter on November 16, 2009.  Should suspension or revocation of registration of our stock occur, the Company’s ability to raise additional funding may be severely impacted.  On December 18, 2009 we filed our 2008 Annual Report on Form 10-K and our 2009 Quarterly Reports on Form 10-Q for the periods ended March 31, 2009,June 30, 2009, and September 30, 2009 in January 2010.

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

Aside from those risks discussed below, there have been no material changes to the risk factors included in our Annual Report on Form-10K for the fiscal year ended December 31, 2009.

RISKS RELATED TO OUR BUSINESS

WE REQUIRE ADDITONAL CAPITAL TO CONTINUE OPERATIONS AND HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

As of March 31, 2010, we had approximately $4,000 in cash, a stockholders’ deficiency of approximately $6.4 million, an accumulated deficit of approximately $35.5 million and a working capital deficit of approximately $6.7 million.  We had a net loss of approximately $456,000 for the three months ended March 31, 2010, compared to a net loss of approximately $691,000 for the three months ended March 31, 2009.  In the fiscal year ended December 31, 2009, we recorded a net loss of approximately $2.2 million.

We have substantial debt and interest obligations and expect to incur additional debt to the extent available, to maintain our operations.  As of July 28, 2010 and subsequent to the conversion of $585,000 of promissory notes into 585,000 shares of Apogee Common Stock at $1.00 per share, we had approximately $2.9 million in promissory notes and loans outstanding to a significant shareholder, our President, Chief Executive Officer and Chairman of the Board of Directors, individual investors and others.  These promissory notes are payable upon demand, not  subject to any premium or penalty for prepayment, bear simple interest of 8% or for JAZFund LLC 12% per annum until maturity,.  An additional 4% interest compounded monthly is charged on all post-maturity notes.  We are currently in default on substantially all of the promissory notes.

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

In connection with the contemplated proceedings, the staff may seek a suspension or revocation of each class of the Company’s registered securities. Also, the staff may consider whether contempt proceedings in a federal district court are appropriate.  The Company submitted a response to this letter on November 16, 2009.  On December 18, 2009 we filed our 2008 Annual Report on Form 10-K and our 2009 Quarterly Reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2010 in January 2010.

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

Even if we are able to secure additional financing to support our operations and repay our existing indebtness, our ability to generate future revenue and achieve profitability depends on a number of factors, many of which are described in the Risk Factors Section of Annual Report on Form 10-K for the fiscal year ended December 31, 2009, including our ability to develop and generate revenues from our medical device products, which are at a very early stage of development.  We cannot assure you when, if ever, we will generate meaningful revenues from the sales of these products under development.

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

As noted above, Apogee is in the process of attempting to secure sufficient financing to continue operations.  We have been working to obtain financing from outside investors for more than 24 months, but have not yet been successful.  In the interim, short-term debt financing provided primarily by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors and Mr. David Spiegel, as well as Mr. Robert Schacter, et al and others, is being utilized to preserve our intellectual property, maintain our technical capabilities and know-how, and support our technology development in accordance with our licensing agreement.  Additionally, cost cutting measures, including deferral of capital expenditures, non-payment of professional and other service providers and reduced general spending have been instituted until such time as financing is secured, if ever.  If we are unable to obtain financing, we will be required to further curtail our operations or cease conducting business.  Given our current level of debt, we do not expect that our stockholders would receive any proceeds if we declare bankruptcy or seek to liquidate the Company.  As of March 31, 2009, we closed down operations of the Health Monitoring Product Group.  Costs associated with this cessation of operations as well as the termination of employees associated with this Group were not material.

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

Index

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We do not intend to update any of the forward-looking statements after the date of this report to conform such statements to actual results except as required by law. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully consider that information before you make an investment decision. You should review carefully the risks and uncertainties identified in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2010, our unregistered sales of equity securities were reported on Current Reports on Form 8-K.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2010, $2,649,900 was in default and accruing post-maturity interest. The promissory notes listed below now bear interest at 12% with the exception of one promissory note which now bears interest at 16%, the interest after maturity, are payable on demand, and are compounded monthly as a result of non-payment at maturity date.

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

Index

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

Index

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
		$158,000

* Post maturity interest at 16% for JAZFund LLC
ITEM 4T – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

(a)   Exhibits:

Exhibit
Number	Description
10.1+	Promissory Note dated as of January 25, 2010 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, January 27, 2010.)
10.2+	Promissory Note dated as of January 25, 2010 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, January 27, 2010.)
10.3+	Promissory Note dated as of January 25, 2009 by and between Apogee Technology, Inc. and Friedrich Reiner. (Previously filed on a Current Report on Form 8-K, January 27, 2010.)
10.4+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, January 27, 2010.)
10.5+	Promissory Note dated as of February 22, 2010 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, February 24, 2010.)
10.6+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, February 24, 2010.)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

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