Form 10-Q
period 2010-06-30
APOGEE TECHNOLOGY INC
filed 2010-08-13
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 26, 2010, 13,123,454 of the registrant’s common stock were outstanding.  See Note 1 Basis of Presentation, Going Concern for cessation of trading in our common stock on April 16, 2010.

APOGEE TECHNOLOGY, INC.
(A Development Stage Company)
INDEX

PART I - FINANCIAL INFORMATION

Index

 PART I                      FINANCIAL INFORMATION

 Item 1.                        Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$5,938	$4,704
Prepaid expenses and other current assets	2,198	2,694

Total current assets	8,136	7,398

Property and equipment, net	34,941	44,042

Other assets
Patents, net	175,903	118,570

	$218,980	$170,010

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$3,306,951	$3,092,189
Officer loans and notes payable	1,380,759	1,060,542
Shareholder loans and notes payable	1,245,762	1,206,283
Other loans and notes payable	271,036	796,320

Total current liabilities	6,204,508	6,155,334

Stockholders’ deficiency
Preferred stock, par value $0.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 13,053,454 issued and outstanding at June 30, 2010 and 12,132,332 issued and outstanding at December 31, 2009	130,534	121,323
Additional paid-in capital	19,617,143	18,973,783
Accumulated deficit	(21,891,704)	(21,891,704)
Accumulated deficit during development stage	(3,841,501)	(3,188,726)

Total stockholders’ deficiency	(5,985,528)	(5,985,324
	$218,980	$170,010

The accompanying notes are an integral part of these consolidated financial statements.

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from Re-entering Development Stage on October 1, 2008 to June 30, 2010
	2010	2009	2010	2009

Revenues
Product sales	$—	$—	$—	$—	$—
Consulting	15,000	—	15,000	—	15,000

	15,000	—	15,000	—	15,000

Costs and expenses
Research and development	75,534	159,072	198,105	433,743	1,380,215
Selling, general and administrative	280,198	272,752	486,456	604,365	2,036,876

	355,732	431,824	684,561	1,038,108	3,417,091

Operating loss	(340,732)	(431,824)	(669,561)	(1,038,108)	(3,402,091)

Other income (expense)

Gain on extinguishment of debt	325,310	—	325,310	—	325,310
Warrant Expense	(56,754)	—	(56,754)	—	(56,754)
Interest and other expense	(124,784)	(98,424)	(252,595)	(183,041)	(710,589)
Interest and other income	325	1,000	825	1,106	2,623

	144,097	(97,424)	16,786	(181,935)	(439,410)

Net loss	$(196,635)	$(529,248)	$(652,775)	$(1,220,043)	$(3,841,501)

Accumulated deficit - beginning	$(25,536,571)	$(23,571,874)	$(25,080,430)	$(22,881,079)	$—

Accumulated deficit - ending	$(25,733,206)	$(24,101,122)	$(25,733,205)	$(24,101,122)	$(3,841,501)

Basic and diluted loss per common share	$(0.02)	$(0.04)	$(0.05)	$(0.10)	$(0.32)

Weighted average common shares outstanding - basic and diluted	12,336,460	12,132,332	12,234,960	12,132,332	12,161,447

The accompanying notes are an integral part of these consolidated financial statements.

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	SIX MONTHS ENDED JUNE 30,		Cumulative from Re-entering Development Stage on OCTOBER 1, 2008 through JUNE 30, 2010
	2010	2009

Cash flows from operations
Net loss	$(652,775)	$(1,220,043)	$(3,841,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	—	—	—
Depreciation and amortization	34,897	51,450	190,358
Stock compensation expense for employees and directors	(46,302)	45,471	45,352
Original issue discount	65,219	53,377	186,605
Warrant Expenses	56,754		56,754
Patent impairment	—	17,267	205,674
Disposal of sensor equipment	—	—	3,731
Gain on extinguishment of debt	(325,310)	—	(325,310)
Changes in operating assets and liabilities:
Accounts receivable	—	—	—
Prepaid expenses and other current assets	495	(33,817)	32,915
Accounts payable and accrued expenses	475,884	383,543	1,661,716

Net cash used in operating activities	(391,138)	(702,752)	(1,783,696)

Cash flows from investing activities
Purchases of property and equipment	—	—	—
Patent costs	(83,128)	(9,212)	(126,824)

Net cash used by investing activities	(83,128)	(9,212)	(126,824)

Cash flows from financing activities
Bank overdraft	—	(24,936)	—
Proceeds for shareholder loans and notes payable	30,000	156,000	476,665
Proceeds from officer loans and notes payable	320,500	130,900	629,400
Proceeds from other loans and notes payable	75,000	450,000	630,563
Proceeds from sale of equity securities	50,000	—	184,114

Net cash provided by financing activities	475,500	711,964	1,920,742

Increase in cash	1,234	—	10,222

Cash — beginning	4,704	—	(4,284)

Cash— ending	$5,938	$—	$5,938

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Warrants issued in connection with notes payable – non-cash	$103,060	$59,023	$238,364
Conversion of notes payable – non –cash	$585,000	$—	$485,000
Conversion of interest payable – non-cash	$286,122	$—	$252,008
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and June 30, 2009

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

Basis of Presentation

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has recurring operating losses, negative cash flows from operations, negative working capital of approximately $6.2 million and stockholder’s deficiency of approximately $6.0 million, is in arrears with substantially all of its vendors, and is in default on a majority of its Promissory Notes.  This raises substantial doubt about our ability to continue as a going concern. Net losses were approximately $653,000 and negative cash flows from operations were approximately $391,000 for the six months ended June 30, 2010.  Given our current cash position, net losses and negative cash flows from operations and our outstanding current obligations, we will not be able to continue as a going concern without raising additional capital which is not assured.

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and June 30, 2009

As of June 30, 2010, we had cash of approximately $6,000.  See Note 12 - Subsequent Events – Additional Financing.  As of August 11, 2010, we had cash of approximately $100,000.

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
June 30, 2010 and June 30, 2009

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

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and June 30, 2009

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

Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding.  Potential common stock consists of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.  The calculation of diluted net loss per share excludes potential common stock as the effect is anti-dilutive. The weighted average number of shares of common stock outstanding used to compute basic loss per share for the six months ended June 30, 2010 and 2009 was 12,234,960 and 12,131,332, respectively.

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

Advertising

Advertising costs are expenses when incurred and were not significant for the three and six months ended June 30, 2010 and 2009.

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

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and June 30, 2009

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

Apogee’s stock compensation activity with respect to the six months ended June 30, 2010 is summarized below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2009	2,929,500	$4.5383
Granted	—
Exercised	—
Cancelled or expired	120,900	1.2657
Outstanding at June 30, 2010	2,808,600	$4.6792	3.7397

Vested at June 30, 2010	2,572,200	$5.0248	3.4030

Exercisable at June 30, 2010	2,572,200	$5.0248	3.4030

The following table summarizes information about options outstanding as of June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Term	Price	Exercisable	Price

$0.45 — 1.69	931,0000	6.4093	$0.9894	694,600	$1.0136
$2.71 — 6.59	1,282,600	1.7647	$5.4065	1,282,600	$5.4065
$8.45 — 12.15	595,000	3.8200	$8.8849	595,000	$8.8849

Total at June 30, 2010	2,808,600	3.7397	$4.6792	2,572,200	$5.0249

Apogee did not grant options during the six months ended June 30, 2010 and 2009.    No options were exercised during six months ended June 30, 2010 and 2009.  During the six months ended June 30, 2010, options to purchase 37,600 shares of Apogee common stock vested. The weighted average fair value of these options was $0.9793. During the six months ended June 30, 2010 options to purchase 120,900 shares of Apogee common stock were canceled.  As of June 30, 2010, approximately 236,400 options to purchase approximately 236,400 shares of Apogee common stock with an approximate value of $41,705 are not yet vested.

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and June 30, 2009

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

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and June 30, 2009

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

3.	Property and Equipment

Property and equipment at June 30, 2010 and December 31, 2009 are comprised of the following:

Property and Equipment	June 30,	December 31,
	2010	2009

Equipment	$162,790	$162,790
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	92,892

	$310,672	$310,672

Less accumulated depreciation	(275,731)	(266,630)

	$34,941	$44,042

Depreciation expense was $4,551 and $9,101 for the three and six months ended June 30, 2010, respectively, compared to $8,141 and $16,682 for the three and six months ended June 30, 2009, respectively.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and June 30, 2009

4.	Asset Impairment

We did not record any patent impairment charge at June 30, 2010.  For the three and six months ended June 30, 2010 we amortized approximately $14,200 and $25,800, respectively, of patent application related expenses.  We did record a patent impairment charge of approximately $17,000 at March 31, 2009.  These patent applications were related to our Health Monitoring Group which was closed down as of March 31, 2009.  In addition for three and six months ended June 30, 2009, we amortized approximately $9,600 and $19,400, respectively, of patent application related expenses.

The values of patent costs are summarized in the table below:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value

December 31, 2009	$436,099	(71,855)	(245,674)	$118,570
June 30, 2010	$519,227	(97,650)	(245,674)	$175,903

Estimated amortization is as follows:

Year ended December 31,
Six months ended December 2010	28,915
2011	54,711
2012	54,710
2013	20,942
2014	16,625

5.	Accounts Payable and Accrued Expenses

Accrued expenses are included in accounts payable on the balance sheet. Accounts payable and accrued expenses are as follows:

Accounts Payable	June 30,	December 31,
	2010	2009

Legal and accounting	$1,808,000	$1,691,000
Consulting expenses	40,000	70,000
Interest owed to Promissory Note holders	313,000	412,000
Corporate insurance expenses	—	4,000
Director and Advisory Committee fees	128,000	100,000
Rent expenses	97,000	70,000
Other expenses	478,000	420,000

	$2,864,000	$2,767,000

Accrued Expenses	June 30,	December 31,
	2010	2009

Accrued audit expenses	$66,000	$100,000
Accrued legal expenses	30,000	25,000
Accrued consulting expenses	49,000	46,000
Accrued payroll and payroll taxes	238,000	134,000
Other accrued expenses	60,000	62,000

	$443,000	$367,000

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and June 30, 2009

6.	Promissory Notes, Loans and Warrants

During the three and six months ended June 30, 2010, Apogee received $177,000 and $400,500, respectively, in proceeds from unsecured interest-bearing promissory notes.  During the six months ended June 30, 2010 Apogee received $320,500 from Mr. Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors, $30,000 from Mr. David Spiegel, a major shareholder, $50,000 from others.  These promissory notes are payable upon demand, not subject to premium or penalty for prepayment, bear simple interest of 8%per annum, except for the promissory note to JAZFund LLC which bears interest of 12% per annum.  All are to be repaid in 180 days.  An additional 4% interest will be charged after maturity.  On June 26, 2010 the Apogee completed an offer to its Note holders whereby Note holders could convert all interest amounts accrued and unpaid as of April 15, 2010 into Apogee Common Stock at a price of $1 per share. Two Note holders accepted this offer:

Note Holder	Interest Converted
Herbert M. Stein	$204,098
Robert Schacter, et al	82,024
Total interest converted	$286,122

This transaction resulted in a gain on extinguishment of debt of $32,810 as a result of the interest conversion by Mr. Schacter.  This transaction was recorded as of June 30, 2010.  The interest conversion by Mr. Stein was recorded as a capital transaction and recorded in Additional Paid-In Capital

As a result of the above conversion, total unpaid interest of approximately $313,000 is due as of June 30, 2010, consisting of $32,000 to Mr. Stein, $249,000 to Mr. Spiegel, $32,000 to others.

In addition to loans, we received $50,000 and $25,000, respectively, from TYJO Corp. Money Purchase Pension Plan for the purchase of seventy-five thousand (75,000) shares of Apogee Technology, Inc. Common Stock at $1.00 per share.   The certificates were issued dated June 4, 2010 (50,000) and July 9, 2010 (25,000).

Through June 30, 2010, Apogee has received total proceeds from loans promissory notes, issuance of stock and stock deposits of $3.6 million, consisting of $1.3 million, $1.4 million, $660,000 and $280,000 from Mr. Spiegel, Mr. Stein, Mr. Schacter and others, respectively.

Mr. Robert Schacter requested that the $545,000 in Promissory Notes issued in the name of Robert Schacter (TYJO Corp. Money Purchase Pension Plan), and $20,000 each issued in the names of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA be converted to shares of Apogee Common Stock.  On June 4, 2010 the Board of Directors approved this transaction and authorized the issuance of 585,000 shares of Apogee Technology, Inc. Common Stock at a price of $1.00 per share.  The closing price on June 4, 2010 was $0.50; therefore, the Company recorded a $292,500 gain on extinguishment of this debt at June 30, 2010.

Effective June 4, 2010 all promissory notes issued in the name of Robert Schacter (TYJO Corp. Money Purchase Pension Plan), Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA were converted and shares of Apogee Common Stock were issued.

In addition, unpaid rent and utilities of approximately $97,000 and $52,000, respectively, are owed to Mr. Spiegel as of June 30, 2010.

As of June 30, 2010 promissory notes in the amount of $2.4 million are in default and accruing post-maturity interest.

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and June 30, 2009

Promissory Notes and Loans Due To David Spiegel

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	12.00%
December 21, 2009	68,000	June 19. 2010	8.00%	12.00%
December 29, 2009	4,665	July 24, 2010	8.00%	8.00%
April 16, 2010	16,000	October 13, 2010	8.00%	8.00%
June 4, 2010	14,000	December 1, 2010	8.00%	8.00%
	$1,246,665

Promissory Notes and Loans Due To Herbert M. Stein

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16, 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	12.00%
December 21, 2009	83,500	June 19, 2010	8.00%	12.00%
January 25, 2010	79,000	July 24, 2010	8.00%	8.00%
February 22, 2010	66,000	August 21, 1010	8.00%	8.00%
April 16, 2010	86,500	October 13, 2010	8.00%	8.00%
June 4, 2010	116,000	December 1, 2010	8.00%	8.00%
	$1,389,400

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and June 30, 2009

Promissory Notes and Loans Due To Others

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

July 28, 2008	$20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 5, 2009	8.00%	12.00%
February 17, 2009	37,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009*	61,500	October 10, 2009	8.00%	12.00%
May 18, 2009	32,500	November 14, 2009	8.00%	12.00%
November 5, 2009	70,000	May 4, 2010	8.00%	12.00%
December 21, 2009	2,563	June 19, 2010	8.00%	12.00%
January 25, 2010	30,000	July 24, 2010	8.00%	8.00%
June 4, 2010	20,000	December 1, 2010	12.00%	12.00%
	$280,563

The promissory notes issued to Messrs. Stein, Spiegel and Others from December 11, 2007 through December 21, 2009 for an aggregate of $2.4 million are incurring a post-maturity rate of interest of 12% compounded monthly.  The promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 90 days for the December 11, 2007 and 180 days for the remaining promissory notes.   The effective interest rate for 2009 was approximately 16%.

*The promissory note issued to JAZFund LLC on April 13, 2009 in the amount of $30,000 is incurring a post-maturity rate of 16% compounded monthly.  This promissory note originally was issued with simple interest of 12% per year and was to be repaid in cash after 180 days.

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and June 30, 2009

The following tables represent the net payable from promissory notes and loans as of June 30, 2010.

	Officer Loans Herbert M. Stein	Shareholder Loans David Spiegel	Total

Total proceeds from Loans and Promissory Notes	$1,389,400	$1,246,665	$2,636,065
Discount (Fair Market Value of Warrants)	(8,641)	(903)	(9,544)
	$1,380,759	$1,24,5762	$2,626,521

Loans Others

Total proceeds from Loans Promissory Notes	$280,563
Discount (Fair Market Value of Warrants)	(9,527)
$271,036

In connection with the issuance of the promissory notes, we issued warrants to purchase our common stock.  Each warrant expires three years from issue date with an exercise price of $1.00 per share.  As of June 30, 2010, these warrants represent, in the aggregate, an underlying one hundred nine thousand six hundred sixty-six (109,666) shares of common stock for Mr. Spiegel, an underlying one hundred thirteen thousand nine hundred forty (113,940) shares of common stock for Mr. Stein, an underlying three hundred twenty-two thousand (322,000) shares of common stock for Mr. Schacter, and an underlying seventy-six thousand eight hundred six (76,806) shares of common stock for others.  These warrants were issued as additional consideration for the notes.  These warrants include customary terms and include a cashless or net exercise provision for exercise.  Holders of these warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares.  The values of these warrants were determined by using the Black Scholes valuation model.  Warrants associated with the issuance of the promissory notes were issued at approximately 10% to 140% of the funds received.

Included below and in consideration of his continued financial support, the Board of Directors, on June 4, 2010, approved the issuance of an additional 151,750 in warrants to Mr. Robert Schacter et al.   The Company used the Black Scholes method to value these warrants.  As a result of this transaction, the Company recorded a $56,754 warrant expense during the second quarter ended June 30, 2010.   These warrants include customary terms and include a cashless or net exercise provision for exercise.  These warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares.  The values of these warrants were determined by using the Black Scholes valuation model.

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and June 30, 2009

David Spiegel

Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	10,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	3,867.00
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	6,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	2,310.75
June 18, 2008	5,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,698.50
July 15, 2008	5,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	2,714.50
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.54508%	$0.4481	2,240.50
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	3,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	1,200.85
January 6, 2009	8,000	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	3,652.80
March 19, 2009	6,400	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	2,596.48
May 19, 2009	3,500	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	1,500.80
June 10, 2009	2,500	$0.60	3 Years	$1.00	2.00	126.10551%	$0.3959	989.75
July 1, 2009	3,200	$0.87	3 Years	$1.00	1.57	128.93341%	$0.6295	2,014.40
November 5, 2009	10,300	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	7,911.43
December 21, 2009	6,800	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	5,459.72
January 25, 2010	466	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	338.69
April 16, 2010	1,600	$0.90	3 Years	$1.00	1.56	136.43020%	$0.6800	1,088.00
June 4, 2010	1,400	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	523.60
Total	109,666							$53,941.82

Herbert M. Stein

Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	5,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	1,933.50
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	3,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	1,244.25
June 18, 2008	4,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,358.80
July 15, 2008	3,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	1,628.70
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.545 08%	$0.4481	2,240.50
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	2,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	857.75
February 2, 2009	3,000	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	1,256.40
February 17, 2009	1,000	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	521.90
March 19, 2009	2,590	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	1,050.76
April 13, 2009	3,300	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,144.77
May 18, 2009	1,200	0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	514.56
July 1, 2009	2,000	$0.87	3 Years	$1.00	1.57	128.93341%	$0.6295	1,259.20
November 5, 2009	4,250	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	3,264.43
December 21, 2009	8,350	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	6,704.22
January 25, 2010	7,900	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	5,741.72
February 22, 2010	6,600	$0.70	3 Years	$1.00	1.48	134.43818%	$0.5011	3,307.26
April 16, 2010	8,650	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	5,882.00
June 4, 2010	11,600	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	4,338.40
Total	113,940							$58,083.17

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and June 30, 2009

Robert Schacter et al*

Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value

September 5, 2008	14,000	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	$7,565.60
October 27, 2008	25,000	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	8,577.50
January 8, 2009	25,000	$0.90	3 Years	$1.00	1.16	108.85621%	$0.5777	14,442.50
February 2, 2009	12,500	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	5,235.00
February 17, 2009	12,500	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	6,523.75
March 19, 2009	12,500	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	5,071.25
April 13, 2009	5,000	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,734.50
June 10, 2009	6,250	$0.60.	3 Years	$1.00	2.00	126.10551%	$0.3959	2,474.38
November 5, 2009	20,000	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	15,362.00
Total	120,250							$66,986.48

*128,750 warrants issued in the name of TYJO Corporation Money Purchase Pension Plan, 2,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and 2,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA.

Others

Date of Warrant	Number of Shares	Stock Price At Date of Issuance	Term of Warrant	Strike Price	Risk Free Interest Rate	Volatility	Value Per Warrant	Total Value
July 28, 2008	2,000	$0.75	3 Years	$1.00	2.90	104.545 08%	$0.4460	$892.00
October 27, 2008	600	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	205.86
January 6, 2009	50	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	22.83
February 17, 2009	8,950	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	4,671.01
March 19, 2009	50	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	20.29
April 13, 2009	10,650	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	3,694.49
May 18, 2009	3,200	0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	1,372.15
May 19 2009	50	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	21.44
November 5, 2009	16,000	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	12,289.60
December 21, 2009	256	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	205.54
January 25, 2010	7,500	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	5,451.00
June 4, 2010	27,500	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	10,285.00
Total	76,806							$38,771.21

The carrying value of the notes and loans payable approximate fair value due to their short-term maturity.

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and June 30, 2009

7.	Stockholders’ Deficiency

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

Promissory Note Conversion

Mr. Robert Schacter requested that the $545,000 in Promissory Notes issued in the name of Robert Schacter (TYJO Corp. Money Purchase Pension Plan), and $20,000 each issued in the names of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA be converted to shares of Apogee Common Stock.  On June 4, 2010 the Board of Directors approved this transaction and authorized the issuance of 585,000 shares of Apogee Technology, Inc. Common Stock at a price of $1.00 per share.  The closing price on June 4, 2010 was $0.50; accordingly, the Company recorded a $292,500 gain on extinguishment of this debt at June 30, 2010.

Total shares issued as of June 4, 2010 to Mr. Schacter et al was 635,000 with an additional 25,000 issued on July 9, 2010.

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

This transaction resulted in a gain on extinguishment of debt of $32,810 as a result of the interest conversion by Mr. Schacter.  This transaction was recorded as of June 30, 2010.  The interest conversion by Mr. Stein was recorded as a capital transaction and recorded in Additional Paid-In Capital

Additional Warrants

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

Stock Options

During the three and six months ended June 30, 2010 and 2009, no stock options were awarded.

8.	Related Party Transactions

Apogee rents its facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, we are renting the facility on a month-to-month basis.  Rent expense was $52,800 for the fiscal year ended December 31, 2009 and $26,400 through June 30, 2010.  Rent has been accrued and remains unpaid since September 2008 totaling $96,600 through June 30, 2010.  See also Note 6 – Promissory Notes, Loans and Warrants from Officers and Significant Stockholders.

Index

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and June 30, 2009

9.	Legal and Related Indemnification Arrangements with our Executives and Others

Apogee has assumed and will continue to assume the final legal costs and related expenses of Herbert M. Stein, in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein, Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment.  Through June 30, 2010, we have incurred approximately $914,000 toward this indemnification.  For the three and six months ended June 30, 2010, we incurred approximately $3,000 toward this indemnification, compared to approximately $30,000 and $72,000 for the three and six months ended June 30, 2009.

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

On May 19, 2009, the Securities and Exchange Commission (“commission”) filed a settled enforcement action against the Company, one employee, and one former employee (“Others”) in connection with Apogee’s prior revenue recognition practices.  Each of the defendants has agreed to settle this matter, without admitting or denying the allegations of the Commission’s complaint.  Apogee and others agreed to the entry of a final judgment permanently enjoining them from variously violating or aiding and abetting violations of Sections of the Securities Act of 1933, and Sections of the Securities Exchange Act of 1934, and various Rules.  The others also agreed to financial and other sanctions.  Through June 30, 2010, we have incurred approximately $554,000 toward this indemnification.  For the three and six months ended June 30, 2010 we did not incur any legal expenses associated with this indemnification.  This compares to approximately $500 and $1,600, respectively for the three and six months ended June 30, 2009.

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
June 30, 2010 and June 30, 2009

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

As of June 30, 2010, we recorded cumulatively approximately $879,000 in interest expense of which approximately $7,700 was paid. We recorded interest expense of approximately $189,000 and $317,000, respectively, for the three and six months ended June 30, 2010, compared to approximately $98,000 and $183,000 for the same periods in 2009.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and June 30, 2009

Index
12.	Subsequent Events

Additional Financings

The following table details all financings subsequent to June 30, 2010:

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
David Spiegel
August 11, 2010	100,000	February 7, 2011	8.00%	10,000	0.81	157.1615%	$0.2115	$2,115.00

* Excludes funds received prior to March 31, 2010.

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Herbert M. Stein
August 11, 2010	45,700	February 7, 2011	8.00%	4,570	0.81	157.1615%	$0.2115	$1,002.51

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Robert Schacter (TYJO Corp. Money Purchase Pension Plan)
July 9, 2010**	$25,000

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

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three and six-month periods ended June 30, 2010 and June 30, 2009, should be read in conjunction with the Company’s Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled ITEM 1A – RISK FACTORS, as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

At June 30, 2010, we had an accumulated deficit of approximately $25.7 million, as compared to a deficit of approximately $25.1 million as of December 31, 2009.  Since re-entering development stage on October 1, 2008, we have an accumulated deficit of approximately $3.8 million, as compared to a deficit of approximately $3.2 million as of December 31, 2009.   Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop PyraDerm™.

Through June 30, 2010, we have received approximately $3.6 million in loans and stock purchase deposits.  Since June 30, 2010, we have received approximately $116,000 in funding, which have been inadequate to meet the current needs of the Company resulting in non-payment of loan principal and interest and vendors.   See Note 12 - Subsequent Events – Additional Financings.

As of June 30, 2010, we had 6 employees, compared to 9 employees at June 30, 2009.  Effective as of June 9, 2008 through October 31, 2009, 5 of the remaining employees transitioned to part-time status in an effort to reduce human resource costs.  As of November 1, 2009 a majority of employees have returned to full time with an additional employee returning to full time status effective as of June 14, 2010.

Index

Subject to additional funding, Apogee’s sole focus will remain on developing and growing the Life Science Group.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three- and six-month periods ended June 30, 2010 and 2009 have been derived from our unaudited financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2010	2009	2010	2009

Statement of Operations Data:
Revenue	$15,000	$—	$15,000	$—
Costs and expenses	(355,732)	(431,824)	(684,561)	(1,038,108)
Other Income (expenses)	144,097)	(97,424)	16,786	(181,935)
Net Loss	$(196,635)	$(529,248)	$(652,775)	$(1,220,043)

Shares Outstanding	13,053,454	12,132,332	13,053,454	12,132,332

Total Assets	$218,980	$242,689	$218,980	$242,689
Stockholders’ deficiency	$(5,985,528)	$(5,089,260)	$(5,985,528)	$(5,089,260)
Loss per share (basic and fully diluted)	$(0.02)	$(0.04)	$(0.05)	$(0.10)

Cumulative from Re-entering Development Stage on October 1, 2008 through June 30, 2010

Statement of Operations Data:
Revenue	$15,000
Costs and expenses	(3,417,091)
Other Income (expenses)	(439,411)
Net Loss	$(3,841,502)

RESULTS OF OPERATIONS OF THE COMPANY

Development Stage Company

Apogee is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) ASC915 “Accounting and Reporting by Development Stage Enterprises”.  Since October 1, 2008, we have devoted substantially all of our efforts to business planning, raising capital and research and development.

Revenue Recognition

Consulting and licensing revenue is recognized as services are performed. During the second quarter ended June 30, 2010 we recognized $15,000 in consulting revenue as a result of our signing a “Fee for Service Agreement” with Children’s Hospital Corporation (“CHB”) in support of CHB’s research.

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

Index

In addition, we record royalty revenue when earned in accordance with the underlying agreements.  Royalty revenue from our prior (DDX) products ceased as of January 1, 2006.

Operating Expenses

Research and Development Costs

Our research and development, or R&D, expenses consist primarily of salaries, development material costs, and external consulting and service costs related to the development and design of new products.  Research and development expenses decreased by approximately $83,000, or 53%, to approximately $76,000 for the three months ended June 30, 2010, compared to approximately $159,000 for the three months ended June 30, 2009. During the six months ended June 30, 2010, R&D expenses decreased by approximately $236,000, or 54%, to approximately $198,000, compared to approximately $434,000 for the six months ended June 30, 2009.  The decrease in the three and six month comparisons was the result of a reduction in expenses for our Life Science Group as well as the discontinuation of activities related to both our sensor products and our Health Monitoring Group.

For the three and six months ended June 30, 2010, human resource costs decreased by approximately $49,000, or 39%, and $169,000, or 48%, to approximately $80,000 and $182,000, respectively, compared to approximately $129,000 and $351,000 for the same periods in 2009.  Effective as of June 9, 2008, human resource expense was reduced by 20% for most R&D employees as a result of transitioning from full time to part time in order to reduce expenses.  In addition to the transition to part-time status of some of our employees, we discontinued operations of our Health Monitoring Group effective as of March 31, 2009, thereby reducing our overall headcount by three employees.  Expenses related to the Health Monitoring Group were insignificant.  As of June 14, 2010 all employees in the R&D Department returned to full time status.

After management review and analysis, it was determined that no additional patent impairment charges were warranted for the three and six months ended June 30, 2010.  At March 31, 2009, we recorded a patent impairment charge of approximately $17,000 to reflect the write-off of patent costs associated with the discontinuation of our Health Monitoring Group.

Depreciation and amortization expense decreased by approximately $7,000, or 28%, and $17,000, or 33%, to approximately $18,000 and $34,000 for the three and six months ended June 30, 2010, respectively, from approximately $25,000 and $51,000 for the same periods in 2009.

For the three and six months ended June 30, 2010, we maintained a minimal level of R&D spending required for preservation of our intellectual property, maintenance of our technical capabilities and know-how, and support of our technology development in accordance with our licensing agreement.  If we are able to secure additional financing, we anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Selling, General and Administrative Costs

General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative, or SG&A, expenses were approximately $280,000 and $486,000 for the three and six months ended June 30, 2010, respectively, compared to approximately $273,000 and $604,000 for the same periods in 2009.  The decrease of approximately $7,000, or 3% and $118,000, or 20%, respectively, was primarily attributed to a reduction in professional fees, stock compensation expenses, and an overall reduction in operating expenses.  Legal fees were reduced with the settlement of the SEC investigation on May 19, 2009 as well as the settlement of the civil action by Joseph Shamy (as described below).

For the three months ended June 30, 2010 human resource costs increased nominally to approximately $155,000 compared to approximately $153,000 for the three months ended June 30, 2009.  For the six months ended June 30, 2010 human resource costs decreased by approximately $49,000 or 16%, to approximately $264,000, compared to approximately $313,000 for the six months ended June 30, 2009.  With the return to full time status of most employees, salaries, payroll taxes and employee benefits increased by approximately $20,000 or 14% for the three months ended June 30, 2010, to approximately $156,000, compared to approximately $136,000 for the three months ended June 30, 2009.  For the six months ended June 30, 2010 salaries, payroll taxes and employee benefits increased by approximately $36,000 or 13%, to approximately $315,000 compared to approximately $279,000 for the six months ended June 30, 2009.  These increases were partially offset by decreases in the stock compensation expenses as a result of “true-up” adjustments for three and six month periods ended June 30, 2010.  For the three and six months ended June 30, 2010 the stock compensation expense was approximately $8,000 and $17,000, respectively , compared to approximately $17,000 and $34,000 for the three and six months ended June 30, 2009.  In addition during the first and second quarters ended June 30, 2010 we recorded  “true-up” adjustments to the stock compensation expense of approximately ($10,000) and ($67,000), respectively.  The “true-up” reduction in these expenses was the result a higher realized forfeiture rate applied to existing options.  Mr. Herbert M. Stein has not drawn cash compensation from Apogee since June 30, 2009 nor has the Board of Directors received cash compensation since early 2008.  We have accrued Mr. Stein’s salary and related taxes, as well as the Board of Directors’ compensation totaling approximately $263,000 and $93,000, respectively, through June 30, 2010.

Index

Professional expenses increased by approximately $3,000, or 4%, to approximately $89,000 for the three months ended June 30, 2010, compared to approximately $86,000 for the three months ended June 30, 2009.  For the six months ended June 30, 2010, professional fees decreased by approximately $49,000, or 26%, to approximately $137,000, compared to approximately $186,000 for the six months ended June 30, 2009.  For the three months ended June 30, 2010 legal expenses increased by approximately $11,000, or 23%,, to approximately $60,000, compared to approximately $49,000 for the three months ended June 30, 2009.  For the six months ended June 30, 2010 legal fees decreased by approximately $32,000, or 29%, to approximately $80,000, compared to approximately $112,000 for the six months ended June 30, 2009.  Legal fees increased as a result of the current SEC situation, partially offset by reduced expenses as a result of the settlement of the SEC investigation as well as the settlement of the civil action by Joseph Shamy (as described below).   See Note 9 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives.

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

We had agreed to indemnify certain employees, directors and a former employee in connection with the SEC investigation. As of June 30, 2010, we have incurred approximately $554,000 to date in legal expenses to indemnify these individuals in association with this matter.  During the three and six months ended June 30, 2010 we did not incur any legal expenses associated with this indemnification, compared to approximately $600 and $1,000, for the three and six months ended June 30, 2009, respectively.  In light of the settlement we do not anticipate any additional legal fees associated with this matter.

In addition, we had incurred legal fees associated with the indemnification costs in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment. Through June 30, 2010, we have incurred approximately $914,000 toward this indemnification.  For the three and six months ended June 30, 2010, we incurred approximately $3,000 toward this indemnification, compared to approximately $30,000 and $72,000 for the three and six months ended June 30, 2009.  See Note 9 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives.

Index

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

Corporate insurance decreased by approximately $24,500, or 98%, to approximately $500 for the six months ended June 30, 2010, compared to approximately $25,000 for the six months ended June 30, 2009.  This decrease was the result of the Directors and Officers Liability Insurance being cancelled effective as of March 31, 2009 and Commercial and Product Liability Insurance being cancelled effective as of October 13, 2009 due to non-payment.  In addition, we had reductions to various other overhead expenses, including: communication, marketing and maintenance.  Operating expenses are expected to increase when our financial position allows.

Interest Income (Expense)

Interest income includes income from Apogee’s cash and from investments and expenses related to its financing activities. During the three and six months ended June 30, 2010 and 2009, we did not generate interest income.  As a result of the conversion of Mr. Robert Schacter et al’s  interest as well as the conversion of Mr. Robert Schacter et al’s promissory notes into Apogee common stock at $1.00 per share, we recorded a “gain on extinguishment of debt” of approximately $325,000 for the three and six months ended June 30, 2010.  No related expense was recorded for 2009.  This transaction resulted in a gain on extinguishment of debt of $32,810 as a result of the interest conversion by Mr. Schacter.  The interest conversion by Mr. Stein was recorded as a capital transaction and recorded in Additional Paid-In Capital.

Interest expense resulting from the issuance of promissory notes and related warrants to Mr. Herbert M. Stein, Mr. David Spiegel, Mr. Robert Schacter et al and others was approximately $182,000 and $309,000, respectively, for the three and six months ended June 30, 2010, compared to approximately $98,000 and $183,000 for the three and six months ended June 30, 2009.  See below for a detail of these expenses.

	Interest Incurred
Name on	3 Months ended June 30, 3 Months		6 Months ended June 30,
Promissory Note	2010	2009	2010	2009

David Spiegel	$46,656	$33,924	$92,414	$63,994
Herbert Stein	49,561	27,700	91,858	54,079
Robert Schacter et al	72,113	30,758	98,279	56,395
Others	13,208	6,042	26,798	8,573
	$181,538	$98,424	$309,349	$183,041

Net Loss

Apogee’s net loss for the three months ended June 30, 2010 was approximately $197,000, or $0.02 per basic and diluted common share, compared to a net loss of approximately $529,000, or $0.04 per basic and diluted common share, for the three months ended June 30, 2009.  For the six months ended June 30, 2010, we reported a loss of approximately $653,000, or $0.05 per basic and diluted common share, compared to a net loss of approximately $1.2 million, or $0.10 per basic and diluted common share, for the six months ended June 30, 2009.  This decrease in our net loss was primarily the result of the approximately $325,000 “gain on extinguishment of debt” recorded for the six months ended June 30, 2010, as a result of the interest and debt conversion to Apogee common stock for Mr. Schacter at $1 per share.

Index

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our outstanding unsecured interest-bearing promissory notes  (including amounts subsequent to June 30, 2010) totaling approximately $3.0 million  (This amount is subsequent to the conversion of $585,000 in promissory notes by Mr. Robert Schacter et al):

Herbert M. Stein

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	12.00%
December 21, 2009	83,500	June 19, 2010	8.00%	12.00%
December 30, 2009	27,000	January 25, 2010	8.00%	12.00%
January 7, 2010	15,000	January 25, 2010	8.00%	12.00%
January 8, 2010	10,000	January 25, 2010	8.00%	12.00%
January 14, 2010	27,000	January 25, 2010	8.00%	12.00%
February 12, 2010	66,000	August 21, 2010	8.00%	8.00%
April 16, 2010	86,500	October 13, 2010	8.00%	8.00%
June 4, 2010	116,000	February 7, 2010	8.00%	8.00%
August 11, 2010	45,700

	$1,435,100

David Spiegel

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	12.00%
December 21, 2009	68,000	June 19, 2010	8.00%	12.00%
January 25, 2010	4,665	July 24, 2010	8.00%	12.00%
April 16, 2010	16,000	October 13, 2010	8.00%	8.00%
June 4, 2010	14,000	December 1, 2010	8.00%	8.00%
August 11, 2010	100,000	February 7, 2011	8.00%	8.00%
	$1,346,665

Index

Robert Schacter et al

Date of Promissory Notes	Name on Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

July 9, 2010**		25,000
		$25,000

** It has not yet been determined whether these funds are to be considered a loan or equity.

Others

Date of Promissory Note	Amount	Maturity Date	Initial Interest Rate	Current Interest Rate

July 28, 2008	$20,000	January 24, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 6, 2009	8.00%	12.00%
February 17, 2009	37,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009	31,500	October 10, 2009	8.00%	12.00%
April 13, 2009	30,000	October 10, 2009	12.00%	16.00%
April 16, 2010	20,000	October 13, 2010	12.00%	12.00%
May 18, 2009	32,000	November 14, 2009	8.00%	12.00%
May 19, 2009	500	November 15, 2009	8.00%	12.00%
November 5, 2009	70,000	May 4, 2010	8.00%	12.00%
December 21, 2009	2,563	June 19, 2010	8.00%	12.00%
January 25, 2010	30,000	July 24, 2010	8.00%	12.00%
July 13, 2010*	20,000
July 16, 2010*	25,000
	$325,563

* Funds received were for purchase of Apogee Technology, Inc. common stock at a price of $1.00 per share.

Index

As of June 30, 2010, we had cash of approximately $6,000 and a working capital deficiency of approximately $6.2 million.  This compares to cash of approximately $4,700 as of December 31, 2009 and a working capital deficiency of approximately $6.0 million.  During the three and six months ended June 30, 2010, we received proceeds from loans and unsecured interest-bearing promissory notes and stock deposits totaling $177,000 and $400,500, compared to approximately $206,500 and $736,900,  for the same periods in 2009, detailed as follows:

	Combined Loan Amounts
Name on	3 Months ended June 30, 3 Months		6 Months ended June 30,
Promissory Note	2010	2009	2010	2009

David Spiegel	$12,000	$92,000	$30,000	$156,000
Herbert Stein	145,000	32,000	320,500	130,900
Robert Schacter et al	—	50,000	—	320,000
Other	20,000	32,500	50,000	130,000
	$177,000	$206,500	$400,500	$736,900

These promissory notes are payable upon demand and were not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, except for 12% loan interest rate for JAZFund, payable monthly in arrears on the outstanding balance.  An additional 4% interest is charged on any notes exceeding maturity.  In addition, post maturity notes are compounded monthly.

Mr. Robert Schacter requested that the $545,000 in Promissory Notes issued in the name of Robert Schacter (TYJO Corp. Money Purchase Pension Plan), and $20,000 each issued in the names of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA be converted to shares of Apogee Common Stock.  On June 4, 2010 the Board of Directors approved this transaction and authorized the issuance of 585,000 shares of Apogee Technology, Inc. Common Stock at a price of $1.00 per share.  The closing price on June 4, 2010 was $0.50; therefore, the Company recorded a $292,500 gain on extinguishment of this debt at June 30, 2010.

In consideration of his continued financial support, the Board of Directors, on June 4, 2010, approved the issuance of an additional 151,750 in warrants to Mr. Robert Schacter et al.   The Company used the Black Scholes method to value these warrants.  As a result of this transaction, the Company recorded a $56,754 warrant expense during the second quarter ended June 30, 2010.   These warrants include customary terms and include a cashless or net exercise provision for exercise.  These warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares.  The values of these warrants were determined by using the Black Scholes valuation model.

On June 26, 2010 the Company completed an offer to its Note holders whereby Note holders could convert all interest  amounts accrued and unpaid as of April 15, 2010 into the Company’s Common Stock at a price of $1 per share. Two Note holders accepted this offer:

Interest
Note Holder	Converted
Herbert M. Stein	$204,098
Robert Schacter, et al	82,024
Total interest converted	$286,122

This transaction resulted in a gain on extinguishment of debt of $32,810 as a result of the interest conversion by Mr. Schacter.  This transaction was recorded as of June 30, 2010.  The interest conversion by Mr. Stein was recorded as a capital transaction and record in Additional Paid-In Capital

Additionally, Apogee received $50,000 and $25,000 on May 24, 2010 and June 4, 2010, respectively, from Mr. Robert Schacter for the purchase of 75,000 shares of Apogee Technology, Inc. Common Stock at $1.00 per share.  One June 4, 2010 a certificate for the fifty thousand (50,000) was issued and the certificate for the remaining twenty-five thousand (25,000) was issued on July 9, 2010.  In addition, the issuance of warrants were approved by the Board of Directors, pursuant to which Mr. Schacter shall have the right to acquire up to 50% of the number of shares of Common Stock issued as a result of his investment.  These warrants are exercisable immediately upon issuance and for a term of three years at an exercise price of $1.00 per share.

Index

Net cash used in operating activities for the six-month period ended June 30, 2010 decreased to approximately $391,000 compared to approximately $703,000 in the six-month period ended June 30, 2009.  As of June 30, 2010, our accounts payable and accrued expenses were approximately $3.3 million, of which a majority is composed of professional fees.   We are currently in arrears with loan and interest payments as well as with a majority of our vendors.  Mr. Stein has not drawn cash compensation from Apogee since June 30, 2009, nor has the Board of Directors received cash compensation since early 2008.  We have accrued Mr. Stein’s salary and the Board of Directors’ compensation.

Net cash used in investing activities for the six months ended June 30, 2010 was approximately $83,000, compared to approximately $9,000 for the six months ended June 30, 2009.  This amount is exclusively related to our continued support of existing patent applications related to our Life Science Group.

Net cash provided by financing activities was approximately $475,000 for the six months ended June 30, 2010.  This compares to approximately $712,000 for the six months ended June 30, 2009 and approximately $1.1 million for the twelve months ended December 31, 2009.  During the six month period ended June 30, 2010, we received the proceeds from unsecured interest bearing promissory notes totaling $475,000 as described above. See Footnote 6 of the consolidated financials statements - Promissory Notes, Loans and Warrants.  We are currently in default on substantially all of the promissory notes.  We must raise additional capital to continue operations.

Apogee is in the process of attempting to secure sufficient financing, to pay its indebtedness and to continue operations.  We have been working to obtain financing from outside investors for more than 24 months, but have not yet been successful.  As of June 30, 2010 approximately $2.5 million in promissory notes are in default.  In the interim, short-term debt financing provided primarily by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors and Mr. David Spiegel, as well as Mr. Robert Schacter, et al and others, is being utilized to preserve our intellectual property, maintain our technical capabilities and know-how, and support our technology development in accordance with our licensing agreement.   Due to the early stages of development of our products technology, we cannot estimate at this time the amounts of cash and length of time that will be required to bring our products under development to market.  It is expected that such costs will be funded not only by external financing, but also through partnership activities.  Additionally, discontinuations of sensor development, deferral of capital expenditures, and reduced general spending have been instituted until such time as financing is secured.  We do not expect any significant changes in the number of employees until funding has been secured, if ever.  If we are unable to generate or obtain financing, we will be required to further curtail our operations, including a reduction in the number of employees, or cease conducting business.

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

Index

Revenue Recognition

Consulting and licensing revenue is recognized as services are performed. During the second quarter ended June 30, 2010 we recognized $15,000 in consulting revenue as a result of our signing a “Fee for Service Agreement” with Children’s Hospital Corporation (“CHB”) in support of CHB’s research.
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

Valuation/Impairment of Long-Lived Assets

Property, plant and equipment, patents and trademarks are amortized over their estimated useful lives. Useful lives are based on management’s estimates over the period that such assets will potentially generate.  In accordance with ASC Topic 360, "Property, Plant and Equipment," long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable.  We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.  Future adverse changes in market conditions or poor operating results of underlying capital investments or certain assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.  Based on our analysis, no asset impairment charges were considered necessary for the three and six months ended June 30, 2010.  At March 31, 2009, we recorded a patent impairment charge of approximately $17,000 to reflect the write-off of patent costs associated with the discontinuation of our Health Monitoring Group.  Additionally, we amortize the balance of our patent applications over five years, which resulted in charges of $14,000 and $26,000 for the three and six months ended June 30, 2010, compared to approximately $10,000 and $20,000 for the same periods in 2009.

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

Legal Fees

We record legal costs (such as fees and expenses of outside legal counsel and other service providers) when incurred or when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated if invoices have not been received.  Although legal fees decreased for the six months ended June 30, 2010 with the settlement of the SEC investigation as well as the settlement of the civil action by Joseph Shamy against our President, Chief Executive Officer and Chairman of the Board of Directors, they increased for the three months ended June 30, 2010 as a result of the current SEC situation.

Contingencies

Apogee is involved in and/or indemnifies others in various legal proceedings.  Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.  See Note 9 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives and Others.

Index

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements nor do we have any special purpose entities.

ITEM 3 – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Apogee’s financial instruments include: cash, loans and accounts payable.  At June 30, 2010, the carrying value of our cash, loans and accounts payable approximate fair values given the short maturity of these instruments.

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

Index

RISKS RELATED TO OUR BUSINESS

WE REQUIRE ADDITONAL CAPITAL TO CONTINUE OPERATIONS AND HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

As of June 30, 2010, we had approximately $6,000 in cash, a stockholders’ deficiency of approximately $6.0 million, an accumulated deficit of approximately $25.7 million and a working capital deficiency of approximately $6.2 million.  We had a net loss of approximately $197,000 and $653,000 for the three and six months ended June 30, 2010, respectively, compared to net loss of approximately $529,000 and $1.2 million for the same periods in 2009.  In the fiscal year ended December 31, 2009, we recorded a net loss of approximately $2.2 million.

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

We have large unpaid balances with professional firms, primarily attorneys.  We are currently in arrears with loan and interest payments and a majority of our vendors.

As of March 31, 2009 and October 13, 2009, respectively, Apogee’s Directors and Officers Liability Insurance and other business insurance were cancelled due to non-payment and the Company maybe required to pay uninsured losses and/or cease operations due to these potential uninsured losses.

On October 28, 2009, the Company received a “Wells Notice” from the staff of the Securities and Exchange Commission, which states the staff’s intent to recommend that the Commission institute a public administrative proceeding against the Company, alleging that it violated Section 13(a) of the Securities Exchange Act of 1934 due to failure to timely file periodic reports in 2009.  In connection with the contemplated proceedings, the staff may seek a suspension or revocation of each class of the Company’s registered securities. Also, the staff may consider whether contempt proceedings in a federal district court are appropriate.  The Company submitted a response to this letter on November 16, 2009.  On December 18, 2009 we filed our 2008 Annual Report on Form 10-K and our 2009 Quarterly Reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 on January 2010.   Should suspension or revocation of registration of our stock occur, the Company’s ability to raise additional funding may be severely impacted.

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

As noted above, Apogee is in the process of attempting to secure sufficient financing to continue operations.  We have been working to obtain financing from outside investors for more than 24 months, but have not yet been successful.  In the interim, short-term debt financing provided primarily by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors and Mr. David Spiegel, as well as Mr. Robert Schacter, et al and others, is being utilized to preserve our intellectual property, maintain our technical capabilities and know-how, and support our technology development in accordance with our licensing agreement.  Additionally, cost cutting measures, deferral of capital expenditures, non-payment of professional and other service providers and reduced general spending have been instituted until such time as financing is secured, if ever.  If we are unable to obtain financing, we will be required to further curtail our operations or cease conducting business.  Given our current level of debt, we do not expect that our stockholders would receive any proceeds if we declare bankruptcy or seek to liquidate the Company.  As of March 31, 2009, we closed down operations of the Health Monitoring Product Group.  Costs associated with this cessation of operations as well as the termination of employees associated with this Group were not material.

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

Index

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2010, our unregistered sales of equity securities were reported on Current Reports on Form 8-K.  See Note 7 – Stockholders’ Deficiency - Promissory Note Conversion.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2010, subsequent to the conversion of promissory notes by Robert Schacter et al, $2,484,463 was in default and accruing post-maturity interest. The promissory notes listed below now bear interest at 12% with the exception of one promissory note which now bears interest at 16%, the interest after maturity, are payable on demand, and are compounded monthly as a result of non-payment at maturity date.

David Spiegel
Date of Promissory Note	Maturity Date	Amount Accruing Post Maturity Interest Interest at 12%

December 12, 2007	March 10, 2008	$150,000
February 21, 2008	August 19, 2008	100,000
March 20, 2008	September 16, 2008	100,000
April 1, 2008	September 28, 2008	50,000
May 15, 2008	November 11, 2008	50,000
June 16, 2008	December 13, 2008	65,000
June 18, 2008	December 15, 2008	50,000
July 15, 2008	January 11, 2009	50,000
July 28, 2008	January 24, 2009	50,000
August 12, 2008	February 8, 2009	35,000
August 27, 2008	February 23, 2009	35,000
September 5, 2008	March 4, 2009	35,000
October 27,2008	April 25 ,2009	35,000
January 9, 2009	July 5, 2009	80,000
March 19, 2009	September 15, 2009	64,000
May 19, 2009	November 15, 2009	35,000
June 10, 2009	December 7, 2009	25,000
July 1, 2009	December 28, 2009	32,000
November 5, 2009	May 4, 2010	103,000
December 21, 2009	June 19, 2010	68,000
Total		$1,212,000

Index

Herbert M. Stein
Date of Promissory Note	Maturity Date	Amount Accruing Post Maturity Interest Interest at 12%

December 12, 2007	March 10, 2008	$250,000
February 21, 2008	August 19, 2008	100,000
March 20, 2008	September 16, 2008	50,000
April 1, 2008	September 28, 2008	50,000
May 15, 2008	November 11, 2008	50,000
June 16, 2008	December 13, 2008	35,000
June 18, 2008	December 15, 2008	40,000
July 15, 2008	January 11, 2009	30,000
July 28, 2008	January 24, 2009	50,000
August 12, 2008	February 8, 2009	35,000
August 27, 2008	February 23, 2009	35,000
September 5, 2008	March 4, 2009	35,000
October 27, 2008	April 25, 2009	25,000
February 2, 2009	August 1, 2009	30,000
February 17, 2009	August 16, 2009	10,000
March 19, 2009	September 15, 2009	25,900
April 13, 2009	October 10, 2009	33,000
May 18, 2009	November 14, 2009	12,000
July 1, 2009	December 28, 2009	20,000
November 5, 2009	May 4, 2010	42,500
December 21, 2009	June 19, 2010	83,500
Total		$1,041,900

Others
Date of Promissory Note	Maturity Date	Amount Accruing Post Maturity Interest Interest at 12%

July 28, 2008	January 24, 2009	$20,000
October 27, 2008	April 25, 2009	6,000
January 6, 2009	July 5, 2009	500
February 17, 2009	August 16, 2009	37,000
March 19, 2009	September 15, 2009	500
April 13, 2009	October 10, 2009	31,500
April 13, 2009*	October 10, 2009	30,000
May 18, 2009	November 14, 2009	32,000
May 19, 2009	November 15, 2009	500
November 5, 2009	May 4, 2010	70,000
December 21, 2009	June 19, 2010	2,563
		$230,563

* Post maturity interest at 16% for JAZFund LLC

ITEM 4T – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

Index

ITEM 6 – EXHIBITS

(a)                Exhibits:

Exhibit
Number	Description
10.1+	Promissory Note dated as of April 16, 2010 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, April 22, 2010.)
10.2+	Promissory Note dated as of April 16, 2010 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, April 22, 2010.)
10.3+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, April 22, 2010.)
10.4+	Promissory Note dated as of June 4, 2010 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, June 10, 2010.)
10.5+	Promissory Note dated as of June 4, 2010 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, June 10, 2010.)
10.6+	Promissory Note dated as of June 4, 2010 by and between Apogee Technology, Inc. and JAZ Fund LLC. (Previously filed on a Current Report on Form 8-K, June 10, 2010.)
10.7+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, June 4, 2010.)
10.8+	Common Stock Purchase Warrant (Previously filed on a Current Report on Form 8-K, July 23, 1010.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

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