Form 10-Q/A
period 2009-03-31
APOGEE TECHNOLOGY INC
filed 2010-08-18
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

At March 31, 2009, we had an accumulated deficit of approximately $23.6 million, as compared to a deficit of approximately $22.9 million as of December 31, 2008.  Since re-entering development stage on October 1, 2008, we have an accumulated deficit of approximately $1.7 million, as compared to a deficit of approximately $989,000 as of December 31, 2008.   Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop PyraDerm™.

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

APOGEE TECHNOLOGY, INC.

Date: August 18, 2010	By:	/s/	Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: August 18, 2010	By:	/s/	Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial Officer and Vice President of Finance
(principal financial officer and principal accounting officer)