Form 10-Q/A
period 2009-09-30
APOGEE TECHNOLOGY INC
filed 2010-08-18
CIK 823876

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

At September 30, 2009, we had an accumulated deficit of approximately $24.6 million, as compared to a deficit of approximately $22.9 million as of December 31, 2008.  Since re-entering development stage on October 1, 2008, we have an accumulated deficit of approximately $2.7 million, as compared to a deficit of approximately $989,000 as of December 31, 2008.   Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop PyraDerm™.

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