Form 10-Q
period 2010-09-30
APOGEE TECHNOLOGY INC
filed 2010-11-15
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-10456

APOGEE TECHNOLOGY, INC.

(Exact name of Small Business Issuer in its charter)

DELAWARE	04-3005815
(State or other jurisdiction of	(I.R.S. Employer
incorporation)	Identification No.)

129 MORGAN DRIVE, NORWOOD, MASSACHUSETTS 02062
(Address of principal executive offices)

(781) 551-9450
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year,
if changed since last report)
Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of Class)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes   ☐   No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) of this chapter) during the proceeding 12 months (or such shorter periods that the registrant was required to submit and post such files).  ☒   Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ ( Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐   Yes   ☒   No

As of November 1, 2010, 13,178,454 of the registrant’s common stock were outstanding.  See Note 1 Basis of Presentation, Going Concern for cessation of trading in our common stock on April 16, 2010.

APOGEE TECHNOLOGY, INC.
 (A Development Stage Company)
INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009 (audited)	3

Unaudited Consolidated Statements of Operations and Accumulated Deficit for the Three and Nine Months Ended September 30, 2010 and September 30, 2009 and for the period from October 1, 2008 (date re-entering development stage) through September 30, 2010 (unaudited)	4

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and September 30, 2009 and for the period from October 1, 2008 (date re-entering development stage) through September 30, 2010 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3 - Quantitive and Qualitative Disclosures about Market Risk	34

Item 4T - Controls and Procedures	35

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	35

Item 1A - Risk Factors	36

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3 - Defaults Upon Senior Securities	39

Item 4T - Submission of Matters to a Vote of Security Holders	40

Item 5 - Other Information	40

Item 6 - Exhibits	41

Signatures	42

 PART I                                                        FINANCIAL INFORMATION

 Item 1.                                                            Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$519	$4,704
Prepaid expenses and other current assets	267	2,694

Total current assets	786	7,398

Property and equipment, net	30,390	44,042

Other assets
Patents, net	175,295	118,570

	$206,471	$170,010

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$3,476,375	$3,092,189
Officer loans and notes payable	1,447,793	1,060,542
Shareholder loans and notes payable	1,345,103	1,206,283
Other loans and notes payable	247,020	796,320

Total current liabilities	6,516,291	6,155,334

Stockholders’ deficiency
Preferred stock, par value $0.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 13,178,454 issued and outstanding at September 30, 2010 and 12,132,332 issued and outstanding at December 31, 2009	131,785	121,323
Additional paid-in capital	19,748,103	18,973,783
Accumulated deficit	(21,891,704)	(21,891,704)
Accumulated deficit during development stage	(4,298,004)	(3,188,726)

Total stockholders’ deficiency	(6,309,820)	(5,985,324)
	$206,471	$170,010

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from Re-entering Development Stage on October 1, 2008 to September 30, 2010
	2010	2009	2010	2009

Revenues
Product sales	$—	$—	$—	$—	$—
Consulting	25,000	—	40,000	—	40,000

	25,000	—	40,000	—	40,000

Costs and expenses
Research and development	121,388	145,575	319,492	579,317	1,501,602
Selling, general and administrative	249,166	269,911	735,622	874,277	2,286,043

	370,554	415,486	1,055,114	1,453,594	3,787,645

Operating loss	(345,554)	(415,486)	(1,015,114)	(1,453,594)	(3,747,645)

Other income (expense)

Gain on extinguishment of debt	16,500	—	341,810	—	341,810
Warrant Expense	—	—	(56,754)	—	(56,754)
Interest and other expense	(127,983)	(96,532)	(380,579)	(279,573)	(839,565)
Interest and other income	535	500	1,359	1,606	4,150

	(110,948)	(96,032)	(94,164)	(277,967)	(550,359)

Net loss	$(456,502)	$(511,518)	$(1,109,278)	$(1,731,561)	$(4,298,004)

Accumulated deficit - beginning	$(25,733,206)	$(24,101,122)	$(25,080,430)	$(22,881,079)	$—

Accumulated deficit - ending	$(26,189,708)	$(24,612,640)	$(26,189,708)	$(24,612,640)	$(4,298,004)

Basic and diluted loss per common share	$(0.03)	$(0.04)	$(0.09)	$(0.14)

Weighted average common shares outstanding - basic and diluted	13,116,878	12,132,332	12,532,163	12,132,332

The accompanying notes are an integral part of these consolidated financial statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,		Cumulative from Re-entering Development Stage on OCTOBER 1, 2008 through
	2010	2009	SEPTEMBER 30, 2010

Cash flows from operations
Net loss	$(1,109,278)	$(1,731,561)	$(4,298,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,055	77,305	210,517
Stock compensation expense for employees and directors	(39,828)	64,217	51,826
Original issue discount	93,814	70,543	203,721
Warrant Expenses	56,754	—	56,754
Patent impairment	—	17,267	205,674
Disposal of sensor equipment	—	—	3,731
Gain on extinguishment of debt	(341,810)	—	(341,810)
Changes in operating assets and liabilities:
Accounts receivable	—	—	—
Prepaid expenses and other current assets	2,426	(12,210)	34,845
Accounts payable and accrued expenses	670,310	699,661	1,890,265

Net cash used in operating activities	(612,557)	(814,778)	(1,982,481)

Cash flows from investing activities
Purchases of property and equipment	—	—	—
Patent costs	(98,128)	(10,207)	(141,824)

Net cash used by investing activities	(98,128)	(10,207)	(141,824)

Cash flows from financing activities
Bank overdraft	—	(46,915)	—
Proceeds for shareholder loans and notes payable	130,000	223,000	576,665
Proceeds from officer loans and notes payable	381,500	163,900	690,400
Proceeds from other loans and notes payable	50,000	485,000	605,563
Proceeds from sale of equity securities	145,000	—	256,480

Net cash provided by financing activities	706,500	824,985	2,129,108

Increase (decrease) in cash	(4,185)	—	4,803

Cash — beginning	4,704	—	(4,284)

Cash— ending	$519	$—	$519

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—	$—
Warrants issued in connection with notes payable – non-cash	$120,297	$62,296	$244,120
Conversion of notes payable – non –cash	$615,000	$—	$515,000
Conversion of interest payable – non-cash	$286,122	$—	$252,008
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

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

Our Life Science Group is developing PyraDerm, an advanced intradermal drug delivery system, to meet the needs of patients, health insurers, companies developing pharmaceuticals, as well as, governments and international health organizations. PyraDerm is designed to be a low-cost, effective, painless delivery system that can be self administered and easily stored while potentially providing pharmaceutical companies an extended patent position for their current drug formulations. We had previously demonstrated that PyraDerm system containing adjuvanted vaccine formulations is capable of improving the efficiency of immunization and providing a significant dose sparing effect in a relevant animal model. Technologies that reduce the required vaccine dose would allow faster and more efficient production of vaccines, which is especially important in case of vaccine shortages during epidemic emergencies, such as pandemic influenza. The results of these studies were published in 2009 in the Proceedings of the National Academy of Sciences of the USA serving as an important validation of our approach to intradermal vaccination. In 2009 we had to scale down research and development efforts due to financial constraints focusing on the proof-of-concept thermal stability studies of PyraDerm system and relevant formulations and certain efforts on the development of the production process. In these studies we have been able to demonstrate the advantages of some of its systems compared to commonly used solution formulations. We believe that these findings on improved thermal stability are important for future development of PyraDerm as better shelf-life and lower dependence on temperature controlled distribution chains can be one of the critical advantages of our technology. We also continued to pursue patent applications related to its technology. Upon completion of our studies, if successful, we intend to pursue licensing and partnership agreements for multiple product applications with pharmaceutical, and medical device companies, and government and world health organizations  interested in drug delivery systems and technologies.

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

Basis of Presentation

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Apogee has recurring operating losses, negative cash flows from operations, negative working capital of approximately $6.5 million and stockholder’s deficiency of approximately $6.3 million, is in arrears with substantially all of its vendors, and is in default on a majority of its Promissory Notes.  This raises substantial doubt about our ability to continue as a going concern. Net losses were approximately $1.1 million and negative cash flows from operations were approximately $613,000 for the nine months ended September 30, 2010.  Given our current cash position, net losses and negative cash flows from operations and our outstanding current obligations, we will not be able to continue as a going concern without raising additional capital, which is not assured.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

As of September 30, 2010, we had cash of approximately $500.  See Note 12 - Subsequent Events – Additional Financing.  As of November 11, 2010, we had cash of approximately $19,000.

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

On October 28, 2009, Apogee received a “Wells Notice” from the staff of the Securities and Exchange Commission, which stated that the staff’s intent was to recommend that the Commission institute a public administrative proceeding against the Apogee, alleging that it violated Section 13(a) of the Securities Exchange Act of 1934.  In connection with the contemplated proceedings, the staff could have sought a suspension or revocation of registration of each class of our registered securities. Also, the staff might have considered whether contempt proceedings in a federal district court were appropriate.  We submitted a response to this letter on November 16, 2009.

On December 18, 2009 we filed our delinquent financial report on Form 10-K for the year ended December 31, 2008. This report contained a Disclaimer of Opinion by our Independent Accountants due to significant uncertainty as to our ability to be a going concern. On April 16, 2010 the SEC issued an Order for an Administrative Hearing based on a claim that the filing as well as Form 10-Q’s for the first three quarters of 2009, which had been filed on January 15, 2010, were materially deficient due to the Disclaimer of Opinion and thus the filings remained delinquent.  This Disclaimer of Opinion was removed on a subsequent filing.  We were also delinquent on our Form 10-K for the Year ended December 31, 2009 An Order of Suspension of trading in our securities was enacted at that time.  We also did not file its Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

In June 2010 the SEC and Apogee entered into a Settlement agreement without a Hearing, under which we would file all our delinquent filings without a material deficiency by a mutually agreed date.  Failure to do so would activate an Order to revoke the ability for our securities to trade on an exchange.  On August 18, 2010 we filed Amendment No.1 to our Form 10-K for the fiscal year ended 2008, Amendment No.1 to our Form 10-Qs for the first, second and third quarters of 2009 as well as our Form 10-K and Form 10-Q for the fiscal year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010, respectively.

On August 27, 2010 we received Release No. 62786, informing us that the administrative proceeding were terminated and that final judgment be entered without the imposition of a remedy pursuant to Section 12(j) of the Securities Exchange Act of 1934.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

We are currently in the process of submitting an application to regain trading status on the OTCBB.

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

Development Stage Company

Apogee follows the presentation and disclosure requirements of Accounting Standards Codification (“ASC”) ASC 915 “Accounting and Reporting by Development Stage Enterprises” as we are in the development stage therein as defined since October 1, 2008 and for the year ended December 31, 2009.

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
September 30, 2010 and September 30, 2009

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

Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding.  Potential common stock consists of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.  The calculation of diluted net loss per share excludes potential common stock as the effect is anti-dilutive. The weighted average number of shares of common stock outstanding used to compute basic loss per share for the nine months ended September 30, 2010 and 2009 was 12,532,163 and 12,132,332, respectively.

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

Advertising

Advertising costs are expenses when incurred and were not significant for the three and nine months ended September 30, 2010 and 2009.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

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

Apogee’s stock compensation activity with respect to the nine months ended September 30, 2010 is summarized below:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2009	2,929,500	$4.5383
Granted	—
Exercised	—
Cancelled or expired	142,900	1.9209
Outstanding at September 30, 2010	2,786,600	$4.6725	3.5113

Vested at September 30, 2010	2,615,200	$4.9193	3.2666

Exercisable at September 30, 2010	2,615,200	$4.9193	3.2666

The following table summarizes information about options outstanding as of September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Term	Price	Exercisable	Price

$0.45 — 1.69	929,0000	6.1557	$0.9899	757,600	$1.0086
$2.71 — 6.59	1,282,600	1.5387	$5.3971	1,282,600	$5.3971
$8.45 — 12.15	595,000	3.5681	$8.8849	595,000	$8.8849

Total at September 30, 2010	2,615,200	3.5112	$4.6725	2,615,200	$4.9193

Apogee did not grant options during the nine months ended September 30, 2010 and 2009.  No options were exercised during nine months ended September 30, 2010 and 2009.  During the nine months ended September 30, 2010, options to purchase 102,600 shares of Apogee common stock vested. The weighted average fair value of these options was $0.8204. During the nine months ended September 30, 2010 options to purchase 142,900 shares of Apogee common stock expired.  As of September 30, 2010, approximately 171,400 options to purchase approximately 171,400 shares of Apogee common stock with an approximate value of $32,994 are not yet vested.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

Fair value of financial instruments

Carrying amounts of certain of the our financial instruments, including cash, loans and accounts payable, approximate their fair values due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. We do not hold or issue financial instruments for trading purposes.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, "Revenue Recognition — Milestone Method (Topic 605).  The objective of this update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions, in particular for instances whereby a portion or all of the consideration is contingent upon milestone events such as achieving a specific result from the research or development efforts. Under this guidance, a vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement.  In addition, this update requires specific disclosures.  This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Early adoption is permitted.  We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of ASU 2010-17.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

3.	Property and Equipment

Property and equipment at September 30, 2010 and December 31, 2009 are comprised of the following:

Property and Equipment	September 30,	December 31,
	2010	2009

Equipment	$162,790	$162,790
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	92,892

	$310,672	$310,672

Less accumulated depreciation	(280,282)	(266,630)

	$30,390	$44,042

Depreciation expense was $4,551 and $13,652 for the three and nine months ended September 30, 2010, respectively, compared to $8,141 and $24,423 for the three and nine months ended September 30, 2009, respectively.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

4.	Asset Impairment

We did not record any patent impairment charge for the nine months ended September 30, 2010.  For the three and nine months ended September 30, 2010 we amortized approximately $15,608 and $41,403, respectively, of patent application related expenses.  We did record a patent impairment charge of approximately $17,000 at March 31, 2009.  These patent applications were related to our Health Monitoring Group which was closed down as of March 31, 2009.  In addition for three and nine months ended September 30, 2009, we amortized approximately $9,800 and $29,200, respectively, of patent application related expenses.

Patent costs are summarized in the table below:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value

December 31, 2009	$436,099	(71,855)	(245,674)	$118,570
September 30, 2010	$534,227	(113,258)	(245,674)	$175,295

Estimated amortization is as follows:

Year ended December 31,
Three months ended December 2010	16,308
2011	57,711
2012	57,710
2013	23,942
2014	19,624

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

5.	Accounts Payable and Accrued Expenses

Accrued expenses are included in accounts payable on the balance sheet. Accounts payable and accrued expenses are as follows:

Accounts Payable	September 30,	December 31,
	2010	2009

Legal and accounting	$1,730,000	$1,691,000
Consulting expenses	58,000	70,000
Interest owed to Promissory Note holders	412,000	412,000
Corporate insurance expenses	—	4,000
Director and Advisory Committee fees	142,000	100,000
Rent expenses	97,000	70,000
Other expenses	529,000	420,000

	$2,968,000	$2,767,000

Accrued Expenses	September 30,	December 31,
	2010	2009

Accrued audit expenses	$73,000	$100,000
Accrued legal expenses	35,000	25,000
Accrued consulting expenses	61,000	46,000
Accrued payroll and payroll taxes	322,000	134,000
Other accrued expenses	18,000	62,000

	$509,000	$367,000

6. Promissory Notes, Loans and Warrants

During the three and nine months ended September 30, 2010, Apogee received $161,000 and $561,500, respectively, in proceeds from unsecured interest-bearing promissory notes.  During the nine months ended September 30, 2010 Apogee received $381,500 from Mr. Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors, $130,000 from Mr. David Spiegel, a major shareholder, $50,000 from others.  These promissory notes are payable upon demand, not subject to premium or penalty for prepayment, bear simple interest of 8% per annum, except for the promissory note to JAZFund LLC which bears interest of 12% per annum.  All are to be repaid in 180 days.  An additional 4% interest will be charged after maturity.

On June 26, 2010 the Apogee completed an offer to its Note holders whereby Note holders could convert all interest amounts accrued and unpaid as of April 15, 2010 into Apogee Common Stock at a price of $1 per share. Two Note holders accepted this offer:

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

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

As a result of the above conversion, total unpaid interest of approximately $412,000 is due as of September 30, 2010, consisting of $78,000 to Mr. Stein, $293,000 to Mr. Spiegel and $41,000 to others.

In addition to loans, we received $145,000, consisting of $100,000 from TYJO Corp. Money Purchase Pension Plan and $45,000 from others, for the purchase of one hundred forty-five thousand (145,000) shares of Apogee Technology, Inc. Common Stock at $1.00 per share.

Mr. Robert Schacter requested that the $545,000 in Promissory Notes issued in the name of Robert Schacter (TYJO Corp. Money Purchase Pension Plan), and $20,000 each issued in the names of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA be converted to shares of Apogee Common Stock.  On June 4, 2010 the Board of Directors approved this transaction and authorized the issuance of 585,000 shares of Apogee Technology, Inc. Common Stock at a price of $1.00 per share.  The closing price on June 4, 2010 was $0.50; therefore, Apogee recorded a $292,500 gain on extinguishment of this debt at June 30, 2010.

Effective June 4, 2010 all promissory notes issued in the name of Robert Schacter (TYJO Corp. Money Purchase Pension Plan), Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA were converted and shares of Apogee Common Stock were issued.

Mr. Friedrich Reiner requested that his $30,000 Promissory Note be converted into shares of Apogee Common Stock.   On September 22, 2010 the Board of Directors approved this transaction and authorized the issuance of 30,000 shares of Apogee Technology, Inc. Common Stock at a price of $1.00 per share.  The closing price on September 22, 2010 was $0.45; therefore, Apogee recorded a $16,500 gain on extinguishment of debt at September 30, 2010.

In addition, unpaid rent and utilities of approximately $92,000 and $55,000, respectively, are owed to Mr. Spiegel as of September 30, 2010.

As of September 30, 2010 promissory notes in the amount of $2.6 million are in default and accruing post-maturity interest.

		Promissory Notes and Loans Due To David Spiegel

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	12.00%
December 21, 2009	68,000	June 19. 2010	8.00%	12.00%
December 29, 2009	4,665	July 24, 2010	8.00%	12.00%
April 16, 2010	16,000	October 13, 2010	8.00%	8.00%
June 4, 2010	14,000	December 1, 2010	8.00%	8.00%
August 11, 2010	100,000	February 7, 2011	8.00%	8.00%
	$1,346,665

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

		Promissory Notes and Loans Due To Herbert M. Stein

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16, 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	12.00%
December 21, 2009	83,500	June 19, 2010	8.00%	12.00%
January 25, 2010	79,000	July 24, 2010	8.00%	12.00%
February 22, 2010	66,000	August 21, 1010	8.00%	12.00%
April 16, 2010	86,500	October 13, 2010	8.00%	8.00%
June 4, 2010	116,000	December 1, 2010	8.00%	8.00%
August 11, 2010	45,700	February 7, 2011	8.00%	8.00%
September 22, 2010	6,300	March 21, 2011	8.00%	8.00%
	9,000
	$1,450,400

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

		Promissory Notes and Loans Due To Others

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

July 28, 2008	$20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 5, 2009	8.00%	12.00%
February 17, 2009	37,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009*	61,500	October 10, 2009	8.00%	12.00%
May 18, 2009	32,500	November 14, 2009	8.00%	12.00%
November 5, 2009	70,000	May 4, 2010	8.00%	12.00%
December 21, 2009	2,563	June 19, 2010	8.00%	12.00%
June 4, 2010	20,000	December 1, 2010	12.00%	12.00%
	$250,563

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

The following tables represent the net payable from promissory notes and loans as of September 30, 2010.

	Officer Loans Herbert M. Stein	Shareholder Loans David Spiegel	Total

Total proceeds from Loans and Promissory Notes	$1,450,400	$1,346,665	$2,797,065
Discount (Fair Market Value of Warrants)	(2,607)	(1,562)	(4,169)
	$1,447,793	$1,345,103	$2,792,896

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

Loans Others

Total proceeds from Loans Promissory Notes	$250,563
Discount (Fair Market Value of Warrants)	(3,543)
$247,020

In connection with the issuance of the promissory notes and the sale of Apogee Technology, Inc. common stock, we issued warrants to purchase additional shares of our common stock.  Each warrant expires three years from issue date with an exercise price of $1.00 per share.  As of September 30, 2010, these warrants represent, in the aggregate, an underlying one hundred nineteen thousand six hundred sixty-six (119,666) shares of common stock for Mr. Spiegel, an underlying one hundred nineteen thousand one hundred forty (119,140) shares of common stock for Mr. Stein, an underlying three hundred thirty-four thousand five hundred (334,500) shares of common stock for Mr. Schacter, and an underlying one hundred fourteen thousand three hundred six (114,306) shares of common stock for others.  These warrants were issued as additional consideration for the notes.  These warrants include customary terms and include a cashless or net exercise provision for exercise.  Holders of these warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares.  The values of these warrants were determined by using the Black Scholes valuation model.  Warrants associated with the issuance of the promissory notes were issued at approximately 10% to 140% of the funds received.

Included below and in consideration of his continued financial support, the Board of Directors, on June 4, 2010, approved the issuance of an additional 151,750 in warrants to Mr. Robert Schacter et al.  Apogee used the Black Scholes method to value these warrants.  As a result of this transaction, we recorded an additional warrant expense of $56,754 during the second quarter ended June 30, 2010.

Also included below and, in consideration of the conversion of Mr. Friedrich Reiner’s $30,000 Promissory Note to Apogee Technology, Inc. common stock, the Board of Directors on September 22, 2010 approved the issuance of an additional 15,000 in warrants to Mr. Reiner.   Apogee used the Black Scholes method to value these warrants.  As a result of this transaction, we recorded a $5,290 discount value during the third quarter ended September 30, 2010.

Both the warrants issued to Mr. Robert Schacter et al and Mr. Friedrich Reiner include customary terms and include a cashless or net exercise provision for exercise.  These warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares.  The values of these warrants were determined by using the Black Scholes valuation model.

			David Spiegel

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	10,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	3,867.00
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,521.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	6,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	2,310.75
June 18, 2008	5,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,698.50
July 15, 2008	5,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	2,714.50
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.54508%	$0.4481	2,240.50
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	3,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	1,200.85
January 6, 2009	8,000	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	3,652.80
March 19, 2009	6,400	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	2,596.48
May 19, 2009	3,500	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	1,500.80
June 10, 2009	2,500	$0.60	3 Years	$1.00	2.00	126.10551%	$0.3959	989.75
July 1, 2009	3,200	$0.87	3 Years	$1.00	1.57	128.93341%	$0.6295	2,014.40
November 5, 2009	10,300	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	7,911.43
December 21, 2009	6,800	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	5,459.72
January 25, 2010	466	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	338.69
April 16, 2010	1,600	$0.90	3 Years	$1.00	1.56	136.43020%	$0.6800	1,088.00
June 4, 2010	1,400	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	523.60
August 11, 2010	10,000	$0.30	3 Years	$1.00	0.81	157.16541%	$0.2115	2,115.00
Total	119,666							$56,051.82

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

			Herbert M. Stein

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	5,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	1,933.50
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,521.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	3,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	1,244.25
June 18, 2008	4,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,358.80
July 15, 2008	3,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	1,628.70
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.545 08%	$0.4481	2,240.50
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	2,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	857.75
February 2, 2009	3,000	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	1,256.40
February 17, 2009	1,000	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	521.90
March 19, 2009	2,590	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	1,050.76
April 13, 2009	3,300	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,144.77
May 18, 2009	1,200	0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	514.56
July 1, 2009	2,000	$0.87	3 Years	$1.00	1.57	128.93341%	$0.6295	1,259.20
November 5, 2009	4,250	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	3,264.43
December 21, 2009	8,350	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	6,704.22
January 25, 2010	7,900	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	5,741.72
February 22, 2010	6,600	$0.70	3 Years	$1.00	1.48	134.43818%	$0.5011	3,307.26
April 16, 2010	8,650	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	6,286.82
June 4, 2010	11,600	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	4,338.40
August 11, 2010	4,570	$0.30	3 Years	$1.00	0.81	157.16541%	$0.2115	966.56
September 22, 2010	630	$0.45	3 Years	$1.00	0.68	166.23169%	$0.3527	222.20
Total	119,140							$59,671.75

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

			Robert Schacter et al*

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

September 5, 2008	14,000	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	$7,565.60
October 27, 2008	25,000	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	8,577.50
January 8, 2009	25,000	$0.90	3 Years	$1.00	1.16	108.85621%	$0.5777	14,442.50
February 2, 2009	12,500	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	5,235.00
February 17, 2009	12,500	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	6,523.75
March 19, 2009	12,500	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	5,071.25
April 13, 2009	5,000	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,734.50
June 10, 2009	6,250	$0.60	3 Years	$1.00	2.00	126.10551%	$0.3959	2,474.38
November 5, 2009	20,000	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	15,362.00
June 4, 2010	25,000	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	9,350.00
June 4, 2010	151,750	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	56,754.50
July 9, 2010	12,500	$0.55	3 Years	$1.00	1.03	156.64976%	$0.4240	5,300.00
September 22, 2010	12,500	$0.45	3 Years	$1.00	0.68	166.23169%	$0.3527	4,408.75
Total	334,500							$142,799.73

*322,500 warrants issued in the name of TYJO Corporation Money Purchase Pension Plan, 6,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and 6,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA.

			Others

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value
July 28, 2008	2,000	$0.75	3 Years	$1.00	2.90	104.54508%	$0.4460	$ 892.00
October 27, 2008	600	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	205.86
January 6, 2009	50	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	22.83
February 17, 2009	8,950	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	4,671.01
March 19, 2009	50	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	20.29
April 13, 2009	10,650	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	3,694.49
May 18, 2009	3,200	$0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	1,372.15
May 19 2009	50	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	21.44
November 5, 2009	16,000	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	12,289.60
December 21, 2009	256	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	205.54
January 25, 2010	7,500	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	5,451.00
June 4, 2010	27,500	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	10,285.00
July 21, 2010	22,500	$0.55	3 Years	$1.00	0.91	156.39589%	$0.4233	9,524.00
September 22, 2010	15,000	$0.45	3 Years	$1.00	0.68	166.23169%	$0.3527	5,290.50
Total	114,306							$53,945.71

The carrying value of the notes and loans payable approximate fair value due to their short-term maturity.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

7.	Stockholders’ Deficiency

Sale of Common Stock

On May 24, 2010, June 4, 2010 and July 9, 2010, Apogee received $50,000, $25,000 and $25,000, respectively, from TYJO Corporation Money Purchase Pension Plan for the purchase of 100,000 shares of Apogee common stock and warrants to purchase 50,000 shares of Apogee common stock.  These warrants are exercisable immediately upon issuance, for a term of three years at an exercise price of $1.00 per share.

In addition Apogee received $45,000 as part of an on-going Private Placement for 45,000 shares of Apogee common stock and warrants to purchase 22,500 shares of Apogee common stock.  Proceeds through September 30, 2010 were $41,850 net of $3,150 in expenses.  These warrants are exercisable immediately upon issuance, for a term of three years at an exercise price of $1.00 per share.

Promissory Note Conversion

Mr. Robert Schacter requested that the $545,000 in Promissory Notes issued in the name of Robert Schacter (TYJO Corp. Money Purchase Pension Plan), and $20,000 each issued in the names of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA be converted to shares of Apogee Common Stock.  On June 4, 2010 the Board of Directors approved this transaction and authorized the issuance of 585,000 shares of Apogee Technology, Inc. Common Stock at a price of $1.00 per share.  The closing price on June 4, 2010 was $0.50; accordingly, we recorded a $292,500 gain on extinguishment of this debt at June 30, 2010.  Total shares issued as of September 30, 2010 to Mr. Schacter et al was 685,000.

Mr. Friedrich Reiner requested that his $30,000 Promissory Note be converted into shares of Apogee Common Stock.   On September 22, 2010 the Board of Directors approved this transaction and authorized the issuance of 30,000 shares of Apogee Technology, Inc. Common Stock at a price of $1.00 per share.  The closing price on September 22, 2010 was $0.45; therefore, we recorded a $16,500 gain on extinguishment of debt at September 30, 2010. As of September 30, 2010, 50,000 shares of Apogee Common Stock have been issued to Mr. Reiner.

Interest Conversion

On June 26, 2010 Apogee completed an offer to its Note holders whereby Note holders could convert all interest  amounts accrued and unpaid as of April 15, 2010 into Apogee’s Common Stock at a price of $1 per share. Two Note holders accepted this offer:

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

In consideration of his continued financial support, the Board of Directors, on June 4, 2010, approved the issuance of warrants to purchase 151,750 shares of Apogee common stock to Mr. Robert Schacter et al.   Apogee used the Black Scholes method to value these warrants.  As a result of this transaction, we recorded a $56,754 expense during the second quarter ended June 30, 2010.   These warrants are exercisable immediately upon issuance, for a term of three years at an exercise price of $1.00 per share.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

Additionally, in consideration of the conversion of Mr. Friedrich Reiner’s $30,000 Promissory Note to Apogee Technology, Inc. common stock, the Board of Directors, on September 22, 2010, approved the issuance of an additional 15,000 in warrants to Mr. Reiner.   Apogee used the Black Scholes method to value these warrants.  As a result of this transaction, we recorded a $5,290 warrant expense during the third quarter ended September 30, 2010.

Stock Options

During the three and nine months ended September 30, 2010 and 2009, no stock options were awarded.

8.	Related Party Transactions

Apogee rents its facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, we are renting the facility on a month-to-month basis.  Rent expense was $52,800 for the fiscal year ended December 31, 2009 and $39,600 through September 30, 2010.  Rent has been accrued and remains unpaid since January 2009 totaling $92,400 through September 30, 2010.  See also Note 6 – Promissory Notes, Loans and Warrants from Officers and Significant Stockholders.

9.	Legal and Related Indemnification Arrangements with our Executives and Others

Apogee has assumed and will continue to assume the final legal costs and related expenses of Herbert M. Stein, in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein, Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment.  Through September 30, 2010, we have incurred approximately $914,000 toward this indemnification.  For the three and nine months ended September 30, 2010, we incurred approximately $3,000 toward this indemnification, compared to approximately $9,000 and $81,000 for the three and nine months ended September 30, 2009.

Apogee first became aware of an investigation by the SEC in May 2005. The subject matter of this investigation was Apogee's prior revenue recognition practices that were addressed in the restatement of our financial statements for the fiscal year ended December 31, 2004. As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as amended, Apogee’s Audit Committee, with the assistance of independent counsel, conducted an investigation into Apogee’s historical accounting practices that resulted in the implementation of remedial actions. See our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, for detail regarding the restatement.

In July 2008, Apogee, it’s Chief Executive Officer and other employees received notifications from the Staff of the SEC relating to the Staff's 2005 investigation. These notifications, known as “Wells Notices,” stated that the Staff is considering recommending that the Commission bring enforcement actions against Apogee and certain employees, based on alleged violations of certain provisions of the federal securities laws, including Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Wells Notice sent to Apogee indicates that in any action actually brought against us, the Staff would seek an injunction against future violations of the federal securities laws as relief.

On May 19, 2009, the Securities and Exchange Commission (“commission”) filed a settled enforcement action against Apogee, one employee, and one former employee (“Others”) in connection with Apogee’s prior revenue recognition practices.  Each of the defendants has agreed to settle this matter, without admitting or denying the allegations of the Commission’s complaint.  Apogee and others agreed to the entry of a final judgment permanently enjoining them from variously violating or aiding and abetting violations of Sections of the Securities Act of 1933, and Sections of the Securities Exchange Act of 1934, and various Rules.  The others also agreed to financial and other sanctions.  Through September 30, 2010, we have incurred approximately $554,000 toward this indemnification.  For the three and nine months ended September 30, 2010 we did not incur any legal expenses associated with this indemnification.  This compares to approximately $-0- and $1,600, respectively for the three and nine months ended September 30, 2009.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

As of March 31, 2009, Apogee’s Directors and Officers Liability Insurance was cancelled due to non-payment.  Apogee may be required to pay any uninsured claims and related costs.

As noted elsewhere, Apogee, on December 18, 2009, filed our delinquent financial report on Form 10-K for the year ended December 31, 2008. This report contained a Disclaimer of Opinion by our Independent Accountants due to significant uncertainty as to our ability to be a going concern. On April 16, 2010 the SEC issued an Order for an Administrative Hearing based on a claim that the filing as well as Form 10-Q’s for the first three quarters of 2009, which had been filed on January 15, 2010, were materially deficient due to the Disclaimer of Opinion and thus the filings remained delinquent.  The Disclaimer of Opinion was removed on a subsequent filing.  Apogee was also delinquent on our Form 10-K for the Year ended December 31, 2009.  An Order of Suspension of trading of our securities was enacted at that time.  We also did not file our Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

In June 2010 the SEC and Apogee entered into a Settlement agreement without the above mentioned Hearing, under which we would file all our delinquent filings without a material deficiency by a mutually agreed date.  Failure to do so would activate an Order to revoke the ability for our securities to trade on an exchange.  On August 18, 2010 we filed Amendment No.1 to our Form 10-K for the fiscal year ended 2008, Amendment No.1 to our Form 10-Qs for the first, second and third quarters of 2009 as well as our Form 10-K and Form 10-Q for the fiscal year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010, respectively.

On August 27, 2010 we received Release No. 62786, informing us that the administrative proceeding were terminated and that final judgment be entered without the imposition of a remedy pursuant to Section 12(j) of the Securities Exchange Act of 1934.

We are currently in the process of submitting an application to regain trading status on the OTCBB.

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

Apogee does not record a net tax benefit asset due to the uncertainty of its realization.

The net operating loss carryforwards will begin to expire in 2012 for federal tax purposes and in 2010 for state tax purposes.  The federal and state credits will begin to expire in 2017.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and September 30, 2009

Significant changes in our ownership, future changes in tax laws and regulations and the alternative minimum tax, may substantially reduce the available carryforwards and related tax benefits.

11.                   Supplemental Cash Flow Information

As of September 30, 2010, we recorded cumulatively approximately $1.0 million in interest expense of which approximately $7,700 was paid. This amount is subsequent to the conversion of approximately $204,000 by Mr. Stein and $82,000 by Mr. Schacter.  We recorded interest expense of approximately $128,000 and $381,000, respectively, for the three and nine months ended September 30, 2010, compared to approximately $97,000 and $280,000 for the same periods in 2009.

12.                  Subsequent Events

Additional Financings

The following table details all financings subsequent to September 30, 2010:

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Others	126,000		8.00%	63,000

Associated with the above referenced financing is an agreement by which DeBeers Fund Management LLC receives a 7% fee.

Total Warrants issued through November 1, 2010 is 750,612 as detailed below:

Number of Interest
Stock/Note Holder	Warrants Issued
Herbert M. Stein	119,140
David Spiegel	119,666
Robert Schacter et al	334,500
Others	177,306
Total Warrants issued through November 1, 2010	750,612

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three and nine-month periods ended September 30, 2010 and September 30, 2009, should be read in conjunction with the Company’s Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled ITEM 1A – RISK FACTORS, as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our Life Science Group is developing PyraDerm, an advanced intradermal drug delivery system, to meet the needs of patients, health insurers, companies developing pharmaceuticals, as well as, governments and international health organizations. PyraDerm is designed to be a low-cost, effective, painless delivery system that can be self administered and easily stored while potentially providing pharmaceutical companies an extended patent position for their current drug formulations. We had previously demonstrated that PyraDerm system containing adjuvanted vaccine formulations is capable of improving the efficiency of immunization and providing a significant dose sparing effect in a relevant animal model. Technologies that reduce the required vaccine dose would allow faster and more efficient production of vaccines, which is especially important in case of vaccine shortages during epidemic emergencies, such as pandemic influenza. The results of these studies were published in 2009 in the Proceedings of the National Academy of Sciences of the USA serving as an important validation of our approach to intradermal vaccination. In 2009 we had to scale down research and development efforts due to financial constraints focusing on the proof-of-concept thermal stability studies of PyraDerm system and relevant formulations and certain efforts on the development of the production process. In these studies Apogee has been able to demonstrate the advantages of some of its systems compared to commonly used solution formulations. We believe that these findings on improved thermal stability are important for future development of PyraDerm as better shelf-life and lower dependence on temperature controlled distribution chains can be one of the critical advantages of our technology. We also continued to pursue patent applications related to its technology. Upon completion of our studies, if successful, we intend to pursue licensing and partnership agreements for multiple product applications with pharmaceutical, and medical device companies, and government and world health organizations  interested in drug delivery systems and technologies.

In 2009, we closed down the operations of the Health Monitoring Product Group.  Costs associated with this cessation of operations and terminations of related employees were not material.

At September 30, 2010, we had an accumulated deficit of approximately $26.2 million, as compared to a deficit of approximately $25.1 million as of December 31, 2009.  Since re-entering development stage on October 1, 2008, we have an accumulated deficit of approximately $4.3 million, as compared to a deficit of approximately $3.2 million as of December 31, 2009.

From December 12, 2007 through September 30, 2010, we have received approximately $3.8 million in loans and stock sales.  Since September 30, 2010, we have received an additional $126,000 in funding, which is inadequate to meet the current needs of Apogee resulting in non-payment of loan principal and interest and vendors.   See Note 12 - Subsequent Events – Additional Financings.

As of September 30, 2010, we had 6 employees, compared to 8 employees at September 30, 2009.  Effective as of June 9, 2008 through October 31, 2009, 5 of the remaining employees transitioned to part-time status in an effort to reduce human resource costs.  As of November 1, 2009 a majority of employees have returned to full time with the remaining employee returning to full time status effective as of June 14, 2010.

Subject to additional funding, Apogee’s continued focus remains on developing and growing the Life Science Group.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three- and nine-month periods ended September 30, 2010 and 2009 have been derived from our unaudited financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2010	2009	2010	2009

Statement of Operations Data:
Revenue	$25,000	$—	$40,000	$—
Costs and expenses	(370,554)	(415,486)	(1,055,114)	(1,453,594)
Other Income (expenses)	(110,948)	(96,032)	(94,164)	(277,967)
Net Loss	$(456,502)	$(511,518)	$(1,109,278)	$(1,731,561)

Shares Outstanding			13,178,454	12,132,332

Total Assets			$206,471	$196,220
Stockholders’ deficiency			$(6,309,820)	$(5,578,758)
Loss per share (basic and fully diluted)			$(0.09)	$(0.14)

Cumulative from Re-entering Development Stage on October 1, 2008 through September 30, 2010

Statement of Operations Data:
Revenue	$40,000
Costs and expenses	(3,787,645)
Other Income (expenses)	(550,359)
Net Loss	$(4,298,004)

RESULTS OF OPERATIONS OF THE COMPANY

Development Stage Company

Apogee is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) ASC 915 “Accounting and Reporting by Development Stage Enterprises”.  Since October 1, 2008, we have devoted substantially all of our efforts to business planning, raising capital and research and development.

Revenue Recognition

Consulting and licensing revenue is recognized as services are performed. During the three and nine months ended September 30, 2010, we recognized $25,000 and $40,000, respectively in consulting revenue as a result of achieving certain research milestones in the framework of our collaboration with Children’s Hospital Corporation (“CHB”).

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

Operating Expenses

Research and Development Costs

Our research and development, or R&D, expenses consist primarily of salaries, development material costs, and external consulting and service costs related to the development and design of new products.  Research and development expenses decreased by approximately $25,000, or 17%, to approximately $121,000 for the three months ended September 30, 2010, compared to approximately $146,000 for the three months ended September 30, 2009. During the nine months ended September 30, 2010, R&D expenses decreased by approximately $260,000, or 45%, to approximately $319,000, compared to approximately $579,000 for the nine months ended September 30, 2009.  The decrease in the three and nine month comparisons was the result of a reduction in expenses for our Life Science Group as well as the discontinuation of activities related to both our sensor products and our Health Monitoring Group.

For the three and nine months ended September 30, 2010, human resource costs decreased by approximately $32,000, or 28%, and $200,000, or 43%, to approximately $81,000 and $263,000, respectively, compared to approximately $113,000 and $463,000 for the same periods in 2009.  Effective as of June 9, 2008, human resource expense was reduced by 20% for most R&D employees as a result of transitioning from full time to part time in order to reduce expenses.  In addition to the transition to part-time status of some of our employees, we discontinued operations of our Health Monitoring Group effective as of March 31, 2009, thereby reducing our overall headcount by three employees.  Expenses related to the Health Monitoring Group were insignificant.  As of June 14, 2010 all employees in the R&D Department returned to full time status.

After management review and analysis, it was determined that no patent impairment charges were warranted for the three and nine months ended September 30, 2010.  At March 31, 2009, we recorded a patent impairment charge of approximately $17,000 to reflect the write-off of patent costs associated with the discontinuation of our Health Monitoring Group.

Depreciation and amortization expense decreased by approximately $5,000, or 22%, and $22,000, or 29%, to approximately $20,000 and $54,000 for the three and nine months ended September 30, 2010, respectively, from approximately $25,000 and $76,000 for the same periods in 2009.

For the three and nine months ended September 30, 2010, we maintained a minimal level of R&D spending required for preservation of our intellectual property, maintenance of our technical capabilities and know-how, and support of our technology development in accordance with our licensing agreement.  If we are able to secure additional financing, we anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Selling, General and Administrative Costs

General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative, or SG&A, expenses were approximately $249,000 and $736,000 for the three and nine months ended September 30, 2010, respectively, compared to approximately $270,000 and $874,000 for the same periods in 2009.  The decrease of approximately $21,000, or 8% and $138,000, or 16%, respectively, was primarily attributed to a reduction in professional fees, stock compensation expenses, and an overall reduction in operating expenses.  Legal fees were reduced with the settlement of the SEC investigation on May 19, 2009 as well as the settlement of the civil action by Joseph Shamy (as described below).

For the three months ended September 30, 2010 human resource costs increased nominally to approximately $156,000 compared to approximately $151,000 for the three months ended September 30, 2009.  For the nine months ended September 30, 2010 human resource costs decreased by approximately $44,000 or 9%, to approximately $421,000, compared to approximately $465,000 for the nine months ended September 30, 2009.  With the return to full time status of most employees, salaries, payroll taxes and employee benefits increased by approximately $15,000 or 11% for the three months ended September 30, 2010, to approximately $152,000, compared to approximately $137,000 for the three months ended September 30, 2009.  For the nine months ended September 30, 2010 salaries, payroll taxes and employee benefits increased by approximately $51,000 or 12%, to approximately $467,000 compared to approximately $416,000 for the nine months ended September 30, 2009.  These increases were partially offset by decreases in the stock compensation expenses as a result of “true-up” adjustments for three and nine month periods ended September 30, 2010.  For the three and nine months ended September 30, 2010 the stock compensation expense was approximately $7,000 and $23,000, respectively , compared to approximately $14,000 and $48,000 for the three and nine months ended September 30, 2009.  In addition for the three and nine months ended September 30, 2010 we recorded  “true-up” adjustments to the stock compensation expense of approximately ($2,000) and ($69,000), respectively.  The “true-up” reduction in these expenses was the result a higher realized forfeiture rate applied to existing options.  Mr. Herbert M. Stein has not drawn cash compensation from Apogee since June 30, 2009 nor has the Board of Directors received cash compensation since early 2008.  We have accrued Mr. Stein’s salary and related taxes, as well as the Board of Directors’ compensation totaling approximately $326,000 and $103,000, respectively, through September 30, 2010.

Professional expenses decreased by approximately $16,000, or 31%, and $65,000, or 27%, to approximately $37,000 and $174,000, respectively, for the three and nine months ended September 30, 2010, compared to approximately $53,000 and $239,000 for the same periods in 2009.  For the three and nine months ended September 30, 2010 legal expenses decreased by approximately $1,000, or 9% and $33,000, or 26%, to approximately $14,000 and $94,000, respectively, compared to approximately $15,000 and $127,000 for the three and nine months ended September  30, 2009.  Legal fees decreased as a result of the settlement of the current SEC situation, as well as, the settlement of the prior SEC investigation and the settlement of the civil action by Joseph Shamy (as described below).  See Note 9 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives.

An investigation by the SEC settled on May 19, 2009, which Apogee first became aware of in May 2005, was ongoing through early 2009. The subject matter of this investigation was Apogee's prior revenue recognition practices that were addressed in Apogee's restatement of our financial statements for the fiscal year ended December 31, 2004.  As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as amended, Apogee’s Audit Committee, with the assistance of independent counsel, conducted an investigation into Apogee’s historical accounting practices that resulted in the implementation of remedial actions. See our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, for detail regarding the restatement.  In July 2008, Apogee, it’s Chief Executive Officer and other employees received notifications from the Staff of the SEC relating to the Staff's 2005 investigation. These notifications, known as “Wells Notices,” stated that the Staff considered recommending that the Commission bring enforcement actions against Apogee and certain employees, based on alleged violations of certain provisions of the federal securities laws, including Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Wells Notice sent to us indicated that in any action actually brought against Apogee, the Staff would seek an injunction against future violations of the federal securities laws as relief.

On May 19, 2009, the Securities and Exchange Commission (“commission”) settled this enforcement action.  See Note 9 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives and Others.

We had agreed to indemnify certain employees, directors and a former employee in connection with the SEC investigation. As of September 30, 2010, we have incurred approximately $554,000 to date in legal expenses to indemnify these individuals in association with this matter.  During the three and nine months ended September 30, 2010 we did not incur any legal expenses associated with this indemnification.  We did not incur any legal expenses associated with this indemnification for the three months ended September 30, 2009.  For the nine months ended September 30, 2009 we incurred approximately $1,600 toward this indemnification.    In light of the settlement we do not anticipate any additional legal fees associated with this matter.

In addition, we had incurred legal fees associated with the indemnification costs in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment. Through September 30, 2010, we have incurred approximately $914,000 toward this indemnification.  For the three months ended September 30, 2010 we did not incur any legal expenses associated with this matter, compared to approximately $9,000 for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, we incurred approximately $3,000 toward this indemnification, compared to approximately $82,000 for the nine months ended September 30, 2009.  See Note 9 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives

On October 28, 2009, Apogee received a “Wells Notice” from the staff of the Commission related to our failure to timely file our reports under the Exchange Act in 2009.  See Note 9 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives.

As noted elsewhere, Apogee, on December 18, 2009, filed our delinquent financial report on Form 10-K for the year ended December 31, 2008. This report contained a Disclaimer of Opinion by its Independent Accountants due to significant uncertainty as to Apogee’s ability to be a going concern. On April 16, 2010 the SEC issued an Order for an Administrative Hearing based on a claim that the filing as well as Form 10-Q’s for the first three quarters of 2009, which had been filed on January 15, 2010, were materially deficient due to the Disclaimer of Opinion and thus the filings remained delinquent.  The Disclaimer of Opinion was removed on a subsequent filing.  We were also delinquent on our Form 10-K for the Year ended December 31, 2009. An Order of Suspension of trading in our securities was enacted at that time.  We also did not file our Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

In June 2010 the SEC and Apogee entered into a Settlement agreement without the above mentioned Hearing, under which we would file all its delinquent filings without a material deficiency by a mutually agreed date. Failure to do so would activate an Order to revoke the ability for our securities to trade on an exchange.  On August 18, 2010 we filed Amendment No.1 to our Form 10-K for the fiscal year ended 2008, Amendment No.1 to our Form 10-Qs for the first, second and third quarters of 2009 as well as our Form 10-K and Form 10-Q for the fiscal year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010, respectively.

On August 27, 2010 we received Release No. 62786, informing us that the administrative proceeding were terminated and that final judgment be entered without the imposition of a remedy pursuant to Section 12(j) of the Securities Exchange Act of 1934.

We are currently in the process of submitting an application to regain trading status on the OTCBB.

We were not receiving reimbursement under our Director and Officer insurance policy for either the indemnification of Mr. Stein or the ongoing investigation by the SEC.  As of March 31, 2009, Apogee’s Directors and Officers Liability Insurance was cancelled due to non-payment.

Corporate insurance decreased by approximately $3,800, or 92% and $27,800, or 97%, for the three and nine months ended September 30, 2010, to approximately $350 and $800 for the three and nine months ended September 30, 2010, respectively, compared to approximately $4,100 and $28,600 for the same periods in 2009.  This decrease was the result of the Directors and Officers Liability Insurance being cancelled effective as of March 31, 2009 and Commercial and Product Liability Insurance being cancelled effective as of October 13, 2009 due to non-payment.  In addition, we had reductions to various other overhead expenses, including: communication, marketing and maintenance.  Operating expenses are expected to increase when our financial position allows.

Interest Income (Expense)

Interest income includes income from Apogee’s cash and from investments and expenses related to its financing activities. During the three and nine months ended September 30, 2010 and 2009, we did not generate interest income.  As a result of the conversion of Mr. Robert Schacter et al’s interest as well as the conversion of Mr. Robert Schacter et al’s and Mr. Reiner’s promissory notes into Apogee common stock at $1.00 per share, we recorded a “gain on extinguishment of debt” of approximately $16,500 and $341,500, respectively, for the three and nine months ended September 30, 2010.  No related expense was recorded for 2009.  This transaction resulted in a gain on extinguishment of debt of $32,810 as a result of the interest conversion by Mr. Schacter.  The interest conversion by Mr. Stein was recorded as a capital transaction and recorded in Additional Paid-In Capital.

Interest expense resulting from the issuance of promissory notes and related warrants to Mr. Herbert M. Stein, Mr. David Spiegel, Mr. Robert Schacter et al and others was approximately $128,000 and $381,000, respectively, for the three and nine months ended September 30, 2010, compared to approximately $97,000 and $280,000 for the three and nine months ended September 30, 2009.  See below for a detail of these expenses.

	Interest Incurred
Name on	3 Months ended September 30,		9 Months ended September 30,
Promissory Note	2010	2009	2010	2009

David Spiegel	$47,281	$37,489	$139,695	$101,483
Herbert Stein	53,430	29,857	145,288	83,936
Robert Schacter et al	4,409	23,765	45,932	80,160
Others	22,863	5,420	49,663	13,994
	$127,983	$96,531	$380,578	$279,573

Net Loss

Apogee’s net loss for the three months ended September 30, 2010 was approximately $457,000, or $0.03 per basic and diluted common share, compared to a net loss of approximately $512,000, or $0.04 per basic and diluted common share, for the three months ended September 30, 2009.  For the nine months ended September 30, 2010, we reported a loss of approximately $1.1 million, or $0.09 per basic and diluted common share, compared to a net loss of approximately $1.7 million, or $0.14 per basic and diluted common share, for the nine months ended September 30, 2009.  This decrease in our net loss was primarily the result of the approximately $341,000 “gain on extinguishment of debt” recorded for the nine months ended September 30, 2010, as a result of the interest and debt conversion to Apogee common stock for Mr. Schacter at $1 per share and the debit conversion to Apogee common stock for Mr. Reiner at $1 per share and reductions in expenses of approximately $400,000 as described above.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our outstanding unsecured interest-bearing promissory notes  (including amounts subsequent to September 30, 2010) totaling approximately $3.0 million  (This amount is subsequent to the conversion of $585,000 in promissory notes by Mr. Robert Schacter et al and the $30,000 conversion of a promissory note by Mr. Friedrich Reiner):

		Herbert M. Stein

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	12.00%
December 21, 2009	83,500	June 19, 2010	8.00%	12.00%
December 30, 2009	27,000	January 25, 2010	8.00%	12.00%
January 7, 2010	15,000	January 25, 2010	8.00%	12.00%
January 8, 2010	10,000	January 25, 2010	8.00%	12.00%
January 14, 2010	27,000	January 25, 2010	8.00%	12.00%
February 12, 2010	66,000	August 21, 2010	8.00%	12.00%
April 16, 2010	86,500	October 13, 2010	8.00%	12.00%
June 4, 2010	116,000	December 1, 2010	8.00%	8.00%
August 11, 2010	45,700	February 7, 2011	8.00%	8.00%
September 22, 2010	6,300	March 21, 2011	8.00%	8.00%
	9,000
	$1,450,400

		David Spiegel

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	12.00%
December 21, 2009	68,000	June 19, 2010	8.00%	12.00%
January 25, 2010	4,665	July 24, 2010	8.00%	12.00%
April 16, 2010	16,000	October 13, 2010	8.00%	12.00%
June 4, 2010	14,000	December 1, 2010	8.00%	8.00%
August 11, 2010	100,000	February 7, 2011	8.00%	8.00%
	$1,346,665

	Others

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

July 28, 2008	$20,000	January 24, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 6, 2009	8.00%	12.00%
February 17, 2009	37,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009	31,500	October 10, 2009	8.00%	12.00%
April 13, 2009	30,000	October 10, 2009	12.00%	16.00%
April 16, 2010	20,000	October 13, 2010	12.00%	12.00%
May 18, 2009	32,000	November 14, 2009	8.00%	12.00%
May 19, 2009	500	November 15, 2009	8.00%	12.00%
November 5, 2009	70,000	May 4, 2010	8.00%	12.00%
December 21, 2009	2,563	June 19, 2010	8.00%	12.00%
	126,000
	$376,563

As of September 30, 2010, we had cash of approximately $500 and a working capital deficiency of approximately $6.5 million.  This compares to cash of approximately $4,700 as of December 31, 2009 and a working capital deficiency of approximately $6.1 million.  During the three and nine months ended September 30, 2010, we received proceeds from loans and unsecured interest-bearing promissory notes and stock purchases totaling $161,000 and $561,500, compared to approximately $135,000 and $871,900, for the same periods in 2009, detailed as follows:

	Combined Loan Amounts
Name on	3 Months ended September 30,		9 Months ended September 30,
Promissory Note	2010	2009	2010	2009

David Spiegel	$100,000	$67,000	$130,000	$223,000
Herbert Stein	61,000	33,000	381,500	163,900
Robert Schacter et al	—	25,000	—	345,000
Other	—	10,000	50,000	140,000
	$161,000	$135,000	$561,500	$871,900

These promissory notes are payable upon demand and were not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, except for 12% loan interest rate for JAZFund, payable monthly in arrears on the outstanding balance.  An additional 4% interest is charged on any notes exceeding maturity.  In addition, post maturity notes are compounded monthly.

Mr. Robert Schacter requested that the $545,000 in Promissory Notes issued in the name of Robert Schacter (TYJO Corp. Money Purchase Pension Plan), and $20,000 each issued in the names of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA be converted to shares of Apogee Common Stock.  On June 4, 2010 the Board of Directors approved this transaction and authorized the issuance of 585,000 shares of Apogee Technology, Inc. Common Stock at a price of $1.00 per share.  The closing price on June 4, 2010 was $0.50; therefore, we recorded a $292,500 gain on extinguishment of this debt at June 30, 2010.

In consideration of his continued financial support, the Board of Directors, on June 4, 2010, approved the issuance of an additional 151,750 in warrants to Mr. Robert Schacter et al.   We used the Black Scholes method to value these warrants.  As a result of this transaction, we recorded a $56,754 warrant expense during the second quarter ended June 30, 2010.   These warrants include customary terms and include a cashless or net exercise provision for exercise.  These warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares.  The values of these warrants were determined by using the Black Scholes valuation model.

Mr. Friedrich Reiner requested that his $30,000 Promissory Note be converted into shares of Apogee Common Stock.  On September 22, 2010 the Board of Directors approved this transaction and authorized the issuance of 30,000 shares of Apogee Technology, Inc. Common Stock at a price of $1.00 per share.  The closing price on September 22, 2010 was $0.45; therefore, we recorded a $16,500 gain on extinguishment of debt at September 30, 2010.  As added consideration for his conversion, the Board of Directors also approved the issuance of an additional 15,000 is warrants.  These warrants were valued using the Black Scholes method.  As a result of this transaction, we recorded a $5,290 warrant expense during the third quarter ended September 30, 2010.  The terms of these warrants were the same as the above warrants issued to Robert Schacter et al during the second quarter ended June 30, 2010.

On June 26, 2010 Apogee completed an offer to our Note holders whereby Note holders could convert all interest  amounts accrued and unpaid as of April 15, 2010 into Apogee Common Stock at a price of $1 per share. Two Note holders accepted this offer:

Interest
Note Holder	Converted
Herbert M. Stein	$204,098
Robert Schacter, et al	82,024
Total interest converted	$286,122

This transaction resulted in a gain on extinguishment of debt of $32,810 as a result of the interest conversion by Mr. Schacter.  This transaction was recorded as of June 30, 2010.  The interest conversion by Mr. Stein was recorded as a capital transaction and record in Additional Paid-In Capital

For the nine months ended September 30, 2010, Apogee sold 145,000 shares of our common stock to accredited investors at a price of $1.00 per share.  The aggregate net proceeds to Apogee after fees and expenses were $141,850, which we will use for general working capital and corporate purposes.  The shares of Apogee’s common stock were issued and sold in a private placement in reliance on an exemption from registration provided by Section 4(2) of Securities Act of 133, as amended, and Rule 506 of Regulation D promulgated thereunder.  The shares of the common stock issued in this private placement have not been registered under the Securities Act of 1933 and may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements.  In addition, the issuance of warrants were approved by the Board of Directors, pursuant to which these shareholders shall have the right to acquire up to 50% of the number of shares of Common Stock issued as a result of their investment.  These warrants are exercisable immediately upon issuance and for a term of three years at an exercise price of $1.00 per share.

A summary of the equity funding for the nine months ended September 30, 2010 is as follows:

Shareholder	Interest Conversion	Debt Conversion	Stock Purchased	Total Shares Purchased

Robert Schacter et al	$82,024	$585,000	$100,000	$767,024
Friedrich Reiner	—	30,000	20,000	50,000
Herbert M. Stein	204,098	—	—	204,098
Others	—	—	25,000	25,000
	$286,122	$615,000	$145,000	$1,046,122

Net cash used in operating activities for the nine-month period ended September 30, 2010 decreased to approximately $613,000 compared to approximately $815,000 in the nine-month period ended September 30, 2009.  As of September 30, 2010, our accounts payable and accrued expenses were approximately $3.5 million, of which a majority is composed of professional fees.   We are currently in arrears with loan and interest payments as well as with a majority of our vendors.  Mr. Stein has not drawn cash compensation from Apogee since June 30, 2009, nor has the Board of Directors received cash compensation since early 2008.  We have accrued Mr. Stein’s salary and related taxes as well as the Board of Directors’ compensation.

Net cash used in investing activities for the nine months ended September 30, 2010 was approximately $98,000, compared to approximately $10,000 for the nine months ended September 30, 2009.  This amount is exclusively related to our continued support of existing patent applications related to our Life Science Group.

Net cash provided by financing activities was approximately $707,000 for the nine months ended September 30, 2010.  This compares to approximately $825,000 for the nine months ended September 30, 2009 and approximately $1.1 million for the twelve months ended December 31, 2009.  During the nine-month period ended September 30, 2010, we received the proceeds from unsecured interest bearing promissory notes totaling $561,500 as described above.  See Footnote 6 of the consolidated financials statements - Promissory Notes, Loans and Warrants.  We are currently in default on substantially all of the promissory notes.  As part of an on-going private placement, Apogee sold 145,000 shares of our common stock to accredited investors at a price of $1.00 per share.  The aggregate gross proceeds to Apogee, before fees and expenses, were $145,000.  We must raise additional capital to continue operations.

Apogee is in the process of attempting to secure sufficient financing, to pay its indebtedness and to continue operations.  We have been working to obtain financing from outside investors for more than 24 months, but have not yet been successful.  As of September 30, 2010 approximately $2.6 million in promissory notes are in default.  In the interim, short-term debt financing provided primarily by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors and Mr. David Spiegel, as well as and others, is being utilized to preserve our intellectual property, maintain our technical capabilities and know-how, and support our technology development in accordance with our licensing agreement.  Due to the early stages of development of our products technology, we cannot estimate at this time the amounts of cash and length of time that will be required to bring our products under development to market.  It is expected that such costs will be funded not only by external financing, but also through partnership activities.  Additionally, discontinuations of sensor development, deferral of capital expenditures, and reduced general spending have been instituted until such time as financing is secured.  We do not expect any significant changes in the number of employees until funding has been secured, if ever.  If we are unable to generate or obtain financing, we will be required to further curtail our operations, including a reduction in the number of employees, or cease conducting business.

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

Development Stage Company

Apogee is considered to be in the development stage as defined in Accounting Standards Codification (“ASC”) ASC 915 “Accounting and Reporting by Development Stage Enterprises”.  Since October 1, 2008, we have devoted substantially all of our efforts to business planning, raising capital and research and development.

Revenue Recognition

Consulting and licensing revenue is recognized as services are performed.  During the three and nine months ended September 30, 2010, we recognized 25,000 and $40,000, respectively in consulting revenue as a result of achieving certain research milestones in the framework of our collaboration with Children’s Hospital Corporation (“CHB”).

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

Valuation/Impairment of Long-Lived Assets

Property, plant and equipment, patents and trademarks are amortized over their estimated useful lives. Useful lives are based on management’s estimates over the period that such assets will potentially generate.  In accordance with ASC Topic 360, "Property, Plant and Equipment," long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable.  We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.  Future adverse changes in market conditions or poor operating results of underlying capital investments or certain assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.  Based on our analysis, no asset impairment charges were considered necessary for the three and nine months ended September 30, 2010.  At March 31, 2009, we recorded a patent impairment charge of approximately $17,000 to reflect the write-off of patent costs associated with the discontinuation of our Health Monitoring Group.  Additionally, we amortize the balance of our patent applications over five years, which resulted in charges of $16,000 and $41,000 for the three and nine months ended September 30, 2010, compared to approximately $10,000 and $30,000 for the same periods in 2009.

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

Legal Fees

We record legal costs (such as fees and expenses of outside legal counsel and other service providers) when incurred or when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated if invoices have not been received.  Legal fees decreased for the three and nine months ended September 30, 2010 with the settlement of the current and prior SEC investigations as well as the settlement of the civil action by Joseph Shamy against our President, Chief Executive Officer and Chairman of the Board of Directors.

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

ITEM 3 – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Apogee’s financial instruments include: cash, loans and accounts payable.  At September 30, 2010, the carrying value of our cash, loans and accounts payable approximate fair values given the short maturity of these instruments.

We believe that our financial instruments do not carry a material foreign currency exchange rate risk since any international sales will be paid in U.S. dollars and material purchases from foreign suppliers are typically also denominated in U.S. dollars.

It is our policy not to enter into derivative financial instruments for speculative purposes.

ITEM 4T – CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures. Apogee’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report.  Based on this evaluation, Apogee’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the disclosure controls and procedures were effective to ensure that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b)    Changes in Internal Controls. There have not been any changes in Apogee’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of such internal control that occurred during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, we may be a party to various legal proceedings arising in the ordinary course of our business.  If and when these proceedings arise, we are committed to vigorously defending ourselves in any such legal actions.

An investigation by the Security and Exchange Commission (“SEC”), which Apogee first became aware of in May 2005, was ongoing in 2008. The subject matter of this investigation is Apogee's prior revenue recognition practices that were addressed in the restatement of our financial statements for the fiscal year ended December 31, 2004. As previously disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as amended, Apogee’s Audit Committee, with the assistance of independent counsel, conducted an investigation into Apogee’s historical accounting practices that resulted in the implementation of remedial actions. See our Annual Report on Form 10-KSB for the year ended December 31, 2004, as amended, for detail regarding the restatement.

In July 2008, Apogee, it’s Chief Executive Officer and other employees received notifications from the Staff of the SEC relating to the Staff's 2005 investigation. These notifications, known as “Wells Notices,” stated that the Staff is considering recommending that the Commission bring enforcement actions against Apogee and certain employees, based on alleged violations of certain provisions of the federal securities laws, including Section 17(a) of the Securities Act of 1933, as amended, Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20, 13a-1 and 13a-13 thereunder. The Wells Notice sent to us indicated that in any action actually brought against Apogee, the Staff would seek an injunction against future violations of the federal securities laws as relief.

On May 19, 2009, the SEC settled the enforcement action with Apogee, one employee, and one former employee (“Others”).  Each of the Defendants has agreed to settle this matter, without admitting or denying the allegations of the SEC’s complaint.  Apogee and Others agreed to the entry of a final judgment permanently enjoining them from violating or aiding and abetting violations of Sections of the Securities Act of 1933, as amended, and Sections of the Securities Exchange Act of 1934, as amended, and various Rules thereunder.  Others also agreed to financial and other sanctions.

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

Due to its financial condition, Apogee had been unable to fund payments to its independent auditors. Accordingly, it did not timely file its 2008 Annual Report on Form 10-K, as well as quarterly reports on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009. Additionally, we did not file timely Current Reports on a Form 8-K and reports under Section 16 of the Securities Exchange Act of 1934, as amended.  Subsequently, during the fourth quarter of 2009, we paid the outstanding balance to our auditors and filed our Annual Report on 10-K for the fiscal year ended December 31, 2008 on December 18, 2009.

On October 28, 2009, Apogee received a “Wells Notice” from the Staff of the SEC, which stated the Staff’s intent to recommend that the SEC institute a public administrative proceeding against Apogee, alleging that it violated Section 13(a) of the Securities Exchange Act of 1934, as amended for failing to file its 2008 Form 10-K and other periodic reports.

In connection with the contemplated proceedings, the Staff may seek a suspension or revocation of each class of Apogee’s registered securities. Also, the Staff may consider whether contempt proceedings in a federal district court are appropriate.  Apogee submitted a response to this letter on November 16, 2009.  Should suspension or revocation of registration of our stock occur, our ability to raise additional funding may be severely impacted.  On December 18, 2009 we filed our 2008 Annual Report on Form 10-K and our 2009 Quarterly Reports on Form 10-Q for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009 in January 2010.

As noted above Apogee, on December 18, 2009, filed its delinquent financial report on Form 10-K for the year ended December 31, 2008. This report contained a Disclaimer of Opinion by its Independent Accountants due to significant uncertainty as to Apogee’s ability to be a going concern. On April 16, 2010 the SEC issued an Order for an Administrative Hearing based on a claim that the filing as well as Form 10-Q’s for the first three quarters of 2009, which had been filed on January 15, 2010, were materially deficient due to the Disclaimer of Opinion and thus the filings remained delinquent. The Disclaimer of Opinion was removed on a subsequent filing.  We were also delinquent on its Form 10-K for the Year ended December 31, 2009. An Order of Suspension of trading in Apogee’s securities was enacted at that time.

In June 2010 the SEC and Apogee entered into a Settlement agreement without the above mentioned Hearing, under which we would file all our delinquent filings without a material deficiency by a mutually agreed date. Failure to do so would activate an Order to revoke the ability for Apogee’s securities to trade on an exchange.  On August 18, 2010 we filed Amendment No.1 to our Form 10-K for the fiscal year ended 2008, Amendment No.1 to our Form 10-Qs for the first, second and third quarters of 2009 as well as our Form 10-K and Form 10-Q for the fiscal year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010, respectively.

On August 27, 2010 we received Release No. 62786, informing us that the administrative proceeding were terminated and that final judgment be entered without the imposition of a remedy pursuant to Section 12(j) of the Securities Exchange Act of 1934.

We are currently in the process of submitting an application to regain trading status on the OTCBB.

ITEM 1A – RISK FACTORS

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Aside from those risks discussed below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

RISKS RELATED TO OUR BUSINESS

WE REQUIRE ADDITONAL CAPITAL TO CONTINUE OPERATIONS AND HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

As of September 30, 2010, we had approximately $500 in cash, a stockholders’ deficiency of approximately $6.3 million, an accumulated deficit of approximately $26.2 million and a working capital deficiency of approximately $6.5 million.  We had a net loss of approximately $457,000 and $1.1 million for the three and nine months ended September 30, 2010, respectively, compared to net loss of approximately $512,000 and $1.7 million for the same periods in 2009.  In the fiscal year ended December 31, 2009, we recorded a net loss of approximately $2.2 million.

We have substantial debt and interest obligations and expect to incur additional debt to the extent available, to maintain our operations. As of September 30, 2010, subsequent to the conversion of $615,000 of promissory notes into 615,000 shares of Apogee Common Stock at $1.00 per share, we had approximately $3.0 million in promissory notes and loans outstanding to a significant shareholder, our President, Chief Executive Officer and Chairman of the Board of Directors, individual investors and others.  These promissory notes are payable upon demand, not subject to any premium or penalty for prepayment, bear simple interest of 8% or for JAZFund LLC 12% per annum until maturity.  An additional 4% interest compounded monthly is charged on all post-maturity notes.  We are currently in default on substantially all of the promissory notes.

We have large unpaid balances with professional firms, primarily attorneys.  We are currently in arrears with loan and interest payments and a majority of our vendors.

As of March 31, 2009 and October 13, 2009, respectively, Apogee’s Directors and Officers Liability Insurance and other business insurance were cancelled due to non-payment and we maybe required to pay uninsured losses and/or cease operations due to these potential uninsured losses.

On October 28, 2009, Apogee received a “Wells Notice” from the staff of the Commission related to our failure to timely file our reports under the Exchange Act in 2009.  See Note 9 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives.

As noted elsewhere, Apogee, on December 18, 2009, filed our delinquent financial report on Form 10-K for the year ended December 31, 2008. This report contained a Disclaimer of Opinion by its Independent Accountants due to significant uncertainty as to Apogee’s ability to be a going concern. On April 16, 2010 the SEC issued an Order for an Administrative Hearing based on a claim that the filing as well as Form 10-Q’s for the first three quarters of 2009, which had been filed on January 15, 2010, were materially deficient due to the Disclaimer of Opinion and thus the filings remained delinquent.  The Disclaimer of Opinion was removed on a subsequent filing.  We were also delinquent on our Form 10-K for the Year ended December 31, 2009. An Order of Suspension of trading in our securities was enacted at that time.  We also did not file our Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

In June 2010 the SEC and Apogee entered into a Settlement agreement without the above mentioned Hearing, under which we would file all its delinquent filings without a material deficiency by a mutually agreed date. Failure to do so would activate an Order to revoke the ability for our securities to trade on an exchange.  On August 18, 2010 we filed Amendment No.1 to our Form 10-K for the fiscal year ended 2008, Amendment No.1 to our Form 10-Qs for the first, second and third quarters of 2009 as well as our Form 10-K and Form 10-Q for the fiscal year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010, respectively.

On August 27, 2010 we received Release No. 62786, informing us that the administrative proceeding were terminated and that final judgment be entered without the imposition of a remedy pursuant to Section 12(j) of the Securities Exchange Act of 1934.

We are currently in the process of submitting an application to regain trading status on the Over-the-Counter Bulletin Board “OTCBB”.  Acceptance cannot be assured.

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

As noted above, Apogee is in the process of attempting to secure sufficient financing to continue operations.  We have been working to obtain financing from outside investors for more than 24 months, but have not yet been successful.  In the interim, short-term debt financing provided primarily by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors and Mr. David Spiegel, as well as Mr. Robert Schacter, et al and others, is being utilized to preserve our intellectual property, maintain our technical capabilities and know-how, and support our technology development in accordance with our licensing agreement.  Additionally, cost cutting measures, deferral of capital expenditures, non-payment of professional and other service providers and reduced general spending have been instituted until such time as financing is secured, if ever.  If we are unable to obtain financing, we will be required to further curtail our operations or cease conducting business.  Given our current level of debt, we do not expect that our stockholders would receive any proceeds if we declare bankruptcy or seek to liquidate Apogee.  As of March 31, 2009, we closed down operations of the Health Monitoring Product Group.  Costs associated with this cessation of operations as well as the termination of employees associated with this Group were not material.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such statements. We do not intend to update any of the forward-looking statements after the date of this report to conform such statements to actual results except as required by law. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully consider that information before you make an investment decision. You should review carefully the risks and uncertainties identified in this report and in Apogee’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended September 30, 2010, our unregistered sales of equity securities were reported on Current Reports on Form 8-K.  See Note 7 – Stockholders’ Deficiency - Promissory Note Conversion.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2010, subsequent to the conversion of promissory notes by Robert Schacter et al and Friedrich Reiner, $2,634,128 was in default and accruing post-maturity interest. The promissory notes listed below now bear interest at 12% with the exception of one promissory note which now bears interest at 16%, the interest after maturity, are payable on demand, and are compounded monthly as a result of non-payment at maturity date.

	David Spiegel
		Amount
		Accruing Post
Date of	Maturity	Maturity Interest
Promissory Note	Date	Interest at 12%

December 12, 2007	March 10, 2008	$150,000
February 21, 2008	August 19, 2008	100,000
March 20, 2008	September 16, 2008	100,000
April 1, 2008	September 28, 2008	50,000
May 15, 2008	November 11, 2008	50,000
June 16, 2008	December 13, 2008	65,000
June 18, 2008	December 15, 2008	50,000
July 15, 2008	January 11, 2009	50,000
July 28, 2008	January 24, 2009	50,000
August 12, 2008	February 8, 2009	35,000
August 27, 2008	February 23, 2009	35,000
September 5, 2008	March 4, 2009	35,000
October 27,2008	April 25 ,2009	35,000
January 9, 2009	July 5, 2009	80,000
March 19, 2009	September 15, 2009	64,000
May 19, 2009	November 15, 2009	35,000
June 10, 2009	December 7, 2009	25,000
July 1, 2009	December 28, 2009	32,000
November 5, 2009	May 4, 2010	103,000
December 21, 2009	June 19, 2010	68,000
January 25, 2010	July 24, 2010	4,665
Total		$1,216,665

	Herbert M. Stein
		Amount
		Accruing Post
Date of	Maturity	Maturity Interest
Promissory Note	Date	Interest at 12%

December 12, 2007	March 10, 2008	$250,000
February 21, 2008	August 19, 2008	100,000
March 20, 2008	September 16, 2008	50,000
April 1, 2008	September 28, 2008	50,000
May 15, 2008	November 11, 2008	50,000
June 16, 2008	December 13, 2008	35,000
June 18, 2008	December 15, 2008	40,000
July 15, 2008	January 11, 2009	30,000
July 28, 2008	January 24, 2009	50,000
August 12, 2008	February 8, 2009	35,000
August 27, 2008	February 23, 2009	35,000
September 5, 2008	March 4, 2009	35,000
October 27, 2008	April 25, 2009	25,000
February 2, 2009	August 1, 2009	30,000
February 17, 2009	August 16, 2009	10,000
March 19, 2009	September 15, 2009	25,900
April 13, 2009	October 10, 2009	33,000
May 18, 2009	November 14, 2009	12,000
July 1, 2009	December 28, 2009	20,000
November 5, 2009	May 4, 2010	42,500
December 21, 2009	June 19, 2010	83,500
January 25, 2010	July 24, 2010	79,000
February 22, 2010	August 21, 2010	66,000
Total		$1,186,900

Others
		Amount
		Accruing Post
Date of	Maturity	Maturity Interest
Promissory Note	Date	Interest at 12%

July 28, 2008	January 24, 2009	$20,000
October 27, 2008	April 25, 2009	6,000
January 6, 2009	July 5, 2009	500
February 17, 2009	August 16, 2009	37,000
March 19, 2009	September 15, 2009	500
April 13, 2009	October 10, 2009	31,500
April 13, 2009*	October 10, 2009	30,000
May 18, 2009	November 14, 2009	32,000
May 19, 2009	November 15, 2009	500
November 5, 2009	May 4, 2010	70,000
December 21, 2009	June 19, 2010	2,563
Total		$230,563

* Post maturity interest at 16% for JAZFund LLC

ITEM 4T – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

(a)                Exhibits:

Exhibit
Number	Description
10.1+	Promissory Note dated as of August 11, 2010 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, August 13, 2010.)
10.2+	Promissory Note dated as of August 11, 2010 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, August 13, 2010.)
10.3+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, August 13, 2010.)
10.4+	Promissory Note dated as of September 22, 2010 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, September 27, 2010.)
10.5+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, September 27, 2010.)
10.6+	Common Stock Purchase Warrant (Previously filed on a Current Report on Form 8-K, September 27, 1010.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

+ Previously filed as indicated.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

Date: November 15, 2010	By:	/s/	Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: November 15, 2010	By:	/s/	Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial Officer and Vice President of Finance
(principal financial officer and principal accounting officer)