Form 10-K
period 2010-12-31
APOGEE TECHNOLOGY INC
filed 2011-03-31
CIK 823876

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

[ ]	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________to_________________.

APOGEE TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Commission File No: 000-30656

DELAWARE (State or other jurisdiction of incorporation or organization) 129 MORGAN DRIVE NORWOOD, MASSACHUSETTS (Address of principal executive offices)	04-3005815 (I.R.S. Employer Identification No.) 02062 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (assuming for the purposes hereof, that directors, executives and 10% or greater stockholders of the registrant are affiliates of the registrant), based upon the closing sale price of the registrant was $4,037,846, based on the closing price of the stock on the OTC Bulletin Board on March 18, 2011.

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) to be filed pursuant to the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days of December 31, 2010 are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

INDEX

		PAGE
PART I
ITEM 1	Description of Business	4
ITEM 1A	Risk Factors	10
ITEM 2	Description of Property	16
ITEM 3	Legal Proceedings	16
ITEM 4	(Removed and Reserved)	18

PART II
ITEM 5	Market for Registrants, Common stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
ITEM 6	Selected Consolidated Financial Data	21
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 7A	Quantitive and Qualitative Disclosures About Market Risk	32
ITEM 8	Financial Statements and Supplementary Data	32
ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
ITEM 9A(T)	Controls and Procedures	32
ITEM 9B	Other Information	33

PART III
ITEM 10	Directors, Executive Officers, and Corporate Governance	33
ITEM 11	Executive Compensation	38
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	41
ITEM 14	Principal Accounting Fees and Services	42

PART IV
ITEM 15	Exhibits, Financial Statements Schedules	44
	Signatures	49
	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets at December 31, 2010 and 2009	F-2
	Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009 and for the period from October 1, 2008 (date of re-entering development stage) through December 31, 2010	F-3

Consolidated Statements of Stockholders’ Deficiency for the Years Ended  December 31, 2010 and 2009 and for the period from October 1, 2008 (date of re-entering development stage) through December 31, 2010
		F-4
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009 and for the period from October 1, 2008 (date of re-entering development stage) through December 31, 2010	F-5
	Notes to Consolidated Financial Statements	F-6

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Also, Apogee’s management may make forward-looking statements orally or in writing to investors, analysts, the media and others. Forward-looking statements express our expectations or predictions of future events or results. They are not guarantees and are subject to many risks and uncertainties. There are a number of factors that could cause actual events or results to be significantly different from those described in the forward-looking statements. Forward-looking statements might include one or more of the following:

●	anticipated financing activities;

●	anticipated strategic alliances or arrangements with development or marketing partners;

●	anticipated research and product development results;

●	projected development and commercialization timelines;

●	descriptions of plans or objectives of management for future operations, products or services;

●	forecasts of future economic performance; and

●	descriptions or assumptions underlying or relating to any of the above items.

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

Our Life Science Group is developing PyraDerm, an advanced intradermal drug delivery system, to meet the needs of patients, health insurers, companies developing pharmaceuticals, as well as, governments and international health organizations. PyraDerm is designed to be a low-cost, effective, painless delivery system that can be self administered and easily stored while potentially providing pharmaceutical companies an extended patent position for their current drug formulations. We had previously demonstrated that PyraDerm system containing adjuvanted vaccine formulations is capable of improving the efficiency of immunization and providing a significant dose sparing effect in a relevant animal model. Technologies that reduce the required vaccine dose would allow faster and more efficient production of vaccines, which is especially important in case of vaccine shortages during epidemic emergencies, such as pandemic influenza. The results of these studies were published in 2009 in the Proceedings of the National Academy of Sciences of the USA serving as an important validation of our approach to intradermal vaccination.  In 2009, we closed down the operations of the Health Monitoring Product Group.  Costs associated with this cessation of operations and terminations of related employees were not material.  In 2009 we had to scale down research and development efforts due to financial constraints and focused on the proof-of-concept stability studies of PyraDerm system and relevant formulation and process development activities. In 2010 Apogee, while still operating under the same conditions, has continued these efforts concentrating on the development of analytical and quality control systems, as well as further advancement of microneedle with improved stability. We believe that these development efforts are critically important for the successful commercialization of our microneedle platform. The Company also continued to pursue patent applications related to its technology. Upon completion of our studies, if successful, we intend to pursue licensing and partnership agreements for multiple product applications with pharmaceutical, and medical device companies, and government and world health organizations  interested in drug delivery systems and technologies.

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

 Since October 1, 2008, we have operated as a technology research and development-stage company, and have invested our resources substantially in the development of our Life Science Group.  In order to support our operations, we intend to secure additional funding in 2011.

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

●
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

●
Stability/Shelf Life: We have demonstrated that our microneedle formulations appear to improve thermal stability of certain biologically active compounds as compared to liquid formulations. This advantage could provide a longer potential shelf-life without loss of efficacy, while at the same time reducing the cost of storage and reliance on cold chain supply.

●
Controlled Release: We have demonstrated that our formulation technology may be tailored to modulate the release of biologically active compounds. Our systems can be formulated either for almost instantaneous release or, if desired, for sustained release of biologically active compound.

●
Dose Control: We have demonstrated that our proprietary microneedle coating process appears to provide for high efficiency of drug incorporation to minimize losses, or wasted bio-active material, so that a precise dose of drug can be applied reliably.

●	Microneedle Design: We believe the advantages of our microneedle array designs are that: (i) the components of our microneedles are either excipients of approved formulations or have a history of human use (ii) the dimensions of our micro needles can be precisely manufactured to meet the needs of the optimal delivery depth in the skin, (iii) our design approach utilizes manufacturing methods that can be scaled to high volume production to meet cost goals.

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

Protein/Polypeptide Drugs: Protein and polypeptide therapeutics are among the most effective treatments available today for certain diseases. These large molecule pharmaceuticals can be a challenge to deliver orally because they are usually inactivated during digestion and therefore are typically administered parenterally. The need for professional administration of these therapies is one of the challenges limiting their acceptance and market growth.  For the protein drugs that only require a small dosage, PyraDerm may offer the following potential advantages:

●	painless self administration thereby avoiding the need for a hospital or doctors visit,
●	simplified storage and extended product shelf life of large molecule drugs, and
●	extension to the patent life of specific drugs through the adoption of a new transdermal formulation protecting pharmaceutical market share and product revenue.

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

Business Operations

Research and Development

During the year ended December 31, 2010, we spent approximately $426,000 to support our Life Science Group As of March 31, 2009 we closed down the operations of our Health Monitoring Product Group.  During the year ended December 31, 2009, we spent approximately $703,000 on research and development, or R&D, activities to support our Life Science Group and to a lesser extent our Health Monitoring Product Group.   At March 31, 2009, we recorded a patent impairment charge of approximately $17,000.  These patent applications were related to our Health Monitoring Group which was closed down as of March 31, 2009.  If we are able to secure additional financing to support our operations and repay our existing indebtness, we anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

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

Manufacturing and Quality

Apogee is developing formulations and relevant analytical and manufacturing methods to produce and to apply drugs in a controlled manner to our micro-needle designs.  We believe these methods are scalable and compatible with the pharmaceutical industry.  Ultimately we intend to outsource large scale manufacturing on a partnership arrangement.

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

Employees

As of December 31, 2010, Apogee had 6 full time employees, including 2 in research and development and 4 in general and administration.  This compares to 6 full-time and 2 part-time employees, including 4 in research and development and 4 in general and administration as of December 31, 2009. None of our employees are represented by a collective bargaining agreement, nor have we experienced work stoppages.  It is our belief that relations with our employees are good.

Executive Officers of the Company

The following table sets forth certain information with respect to the executive officers of Apogee Technology as of December 31, 2010.  All officers serve at the pleasure of the Board of Directors.

Name	Age	Position
Herbert M. Stein	82	President, Chief Executive Officer and Chairman of the Board
Paul J. Murphy	63	Chief Financial Officer and Vice President of Finance

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

WE REQUIRE ADDITONAL CAPITAL TO CONTINUE OPERATIONS AND HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

As of December 31, 2010, we had approximately $20,000 cash, a stockholders’ deficiency of approximately $6.8 million, an accumulated deficit of approximately $26.7 million and a working capital deficit of approximately $7.0 million.  We had a net loss of approximately $1.6 million for the fiscal year ended December 31, 2010, compared to a net loss of $2.2 million for the fiscal year ended December 31, 2009.

We have substantial debt and interest obligations and expect to incur additional debt to the extent available, to maintain our operations. As of December 31, 2010, subsequent to the conversion of $615,000 of promissory notes into 615,000 shares of Apogee Common Stock at $1.00 per share, we had approximately $3.3 million in promissory notes and loans outstanding to a significant shareholder, our President, Chief Executive Officer and Chairman of the Board of Directors, individual investors and others.  These promissory notes are payable upon demand, not subject to any premium or penalty for prepayment, bear simple interest of 8% or for JAZFund LLC 12% per annum until maturity.  An additional 4% interest compounded monthly is charged on all post-maturity notes.  We are currently in default on substantially all of the promissory notes.

We have large unpaid balances primarily with professional service providers.  In addition, we are currently in arrears with loan, interest payments and a majority of our vendors.

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

As noted above, Apogee is in the process of attempting to secure sufficient financing to continue operations.  We have been working to obtain financing from outside investors for more than three years, but have not yet been successful.  In the interim, short-term debt financing provided primarily by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors and Mr. David Spiegel, as well as Mr. Robert Schacter, et al and others, is being utilized to preserve our intellectual property, maintain our technical capabilities and know-how, and support our technology development in accordance with our licensing agreement.  Additionally, cost cutting measures, deferral of capital expenditures, non-payment of professional and other service providers and reduced general spending have been instituted until such time as financing is secured, if ever.  If we are unable to obtain financing, we will be required to further curtail our operations or cease conducting business.  Given our current level of debt, we do not expect that our stockholders would receive any proceeds if we declare bankruptcy or seek to liquidate Apogee.  As of March 31, 2009, we closed down operations of the Health Monitoring Product Group.  Costs associated with this cessation of operations as well as the termination of employees associated with this Group were not material.

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

IF WE ARE UNABLE TO HIRE OR RETAIN KEY PERSONNEL, WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS SUCCESSFULLY.

We may not be successful in recruiting and retaining executive officers and other key management and technical personnel. Because competition for highly skilled technical personnel is so intense, companies in Apogee’s industry are subject from time to time to complaints brought by competitors alleging interference with contractual relations or wrongful hiring of employees.  Such lawsuits may be costly, may divert management attention and resources from the operation of our business, and may therefore adversely affect our financial condition and results of operations.  In addition, the loss of the management and technical expertise of our senior management could seriously harm us.  Our employees may also be recruited away from us by our competitors. We do not have in place employment contracts for members of our senior management, including the Chief Financial Officer and our Vice President of Research and Development.  We do not have key man insurance.

WE DO NOT HAVE MANUFACTURING CAPABILITIES, AND AS A RESULT, WE WILL RELY ON OUTSIDE MANUFACTURERS TO PRODUCE OUR PRODUCTS.

 We have no manufacturing capabilities to produce our potential products. Accordingly, we utilize outside manufacturers, assembly and in some cases test companies to produce and qualify our potential products.  There are significant risks associated with our reliance on these manufacturers that can adversely affect our business, operating results and financial condition.  These risks include:

● the ability to maintain manufacturing relationships, the failure of which could result in significant delays in product introduction due to the time necessary to establish new relationships;

● delays in production or shortages in product delivery as a result of production problems at outside contractors;

● the loss of manufacturing priority that may limit our ability to obtain products on schedule;

●limited control over product quality that could result in product returns and the loss of customers;

● inability to control manufacturing yield that could increase production costs, thereby reducing sales potential and operating margins; and

● lack of access or control over new process and manufacturing technologies to maintain product competitiveness in the market.

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE; THEREFORE, OUR SUCCESS DEPENDS ON OUR ABILITY TO INTRODUCE NEW PRODUCTS IN A TIMELY FASHION.

The life cycle of the technology and any future products developed by us may be limited by the emergence of new products and technologies, changes in customer preferences and other factors.  Our future performance will depend on our ability to consistently:

● identify emerging technological trends in our market;

● identify changing customer requirements;

● develop or maintain competitive technology, including new product offerings;

● improve the performance, features and reliability of our products, particularly in response to technological change and competitive offerings;

● bring technology to market quickly at cost-effective prices; and

● protect our intellectual property.

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

WE MAY BE SUBJECT TO “PENNY STOCK” RULES AND THESE REGULATIONS MAY LIMIT THE LIQUIDITY OF OUR COMMON STOCK.

Our common stock was listed on the AMEX until December 2007.  On January 23, 2008, we announced that our shares were being quoted on the Over–the-Counter Bulletin Board® or OTC Bulletin Board, under the symbol “ATCS.OB”.  Since May 2009, our stock was listed on the Pink Sheets, LLC under the symbol “ATCS.PK.  As a result of an “Order of Suspension of Trading” from the SEC, our common stock was suspended from trading from April 16, 2010 through April 29, 2010.  Effective as of August 27, 2010 the SEC terminated its administrative proceedings.  On December 8, 2010 our application to regain trading status on the OTC Bulletin Board was submitted to the Financial Industry Regulatory Authority (“FINRA”).  Subsequently, on January 21, 2011 we received notification from FINRA that our Common Stock was clear to enter quotations on the OTC Bulletin Board and OTC Link.  We resumed trading on the OTC Bulletin Board under the symbol “ATCS.OB.

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

FACTORS UNRELATED TO OUR BUSINESS COULD NEGATIVELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

The stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies.  These fluctuations often have been unrelated or disproportionate to the operating performance of those companies.  We expect that the market price of our common stock will fluctuate.  These fluctuations may be exaggerated if the trading volume of our common stock is low.  In addition, due to the technology-intensive nature of our business, the market price for our common stock may rise and fall in response to various factors, including:

●            announcements of technological innovations or new products, or competitive developments;

●            investor perceptions and expectations regarding our or our competitors’ products; and

●            acquisitions or strategic alliances by us or our competitors.

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

On December 8, 2010 our application to regain trading status on the OTC Bulletin Board was submitted to the Financial Industry Regulatory Authority (“FINRA”).  Subsequently, on January 21, 2011 we received notification from FINRA that our Common Stock was clear to enter quotations on the OTC Bulletin Board and OTC Link.

We received a letter dated January 21, 2011 from the SEC informing us that one of our investors, Mr. Max Scheuerer had filed a complaint alleging that the $126,000 investment he made on October 13, 2010 had been classified as a loan but it was his understanding that it was for the purchase of stock.  He further stated that Apogee had refused to return the $126,000 investment and that we did not provide him any documentation evidencing the transaction.  On February 9, 2011 we responded to the SEC providing a detailed memorandum including a chronology of events and documentation supporting our claim that we did not misrepresent Mr. Scheuerer’s investment.  We further offered to rectify the situation by converting his investment to common stock. See Note 18 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10K.

Item 4.                                (REMOVED AND RESERVED)

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

For a short period of time following the delisting, we were traded solely on the Pink Sheets, however, on January 23, 2008, we announced that our shares were being quoted on the Over–the-Counter Bulletin Board® or OTCBB, under the symbol “ATCS.OB”.  Our stock was listed on the Pink Sheets, LLC under the symbol “ATCS.PK from May 2009 until April 2010.  As a result of an “Order of Suspension of Trading” from the SEC, our common stock was suspended from trading from April 16, 2010 through April 29, 2010.  Apogee had extremely limited trading in the over the counter market and was deemed a "Grey Market" security.  On December 8, 2010 our application to regain trading status on the OTC Bulletin Board was submitted to the Financial Industry Regulatory Authority (“FINRA”).  Subsequently, on January 21, 2011 we received notification from FINRA that our Common Stock was clear to enter quotations on the OTC Bulletin Board and OTC Link.  See Note 18 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

The following table sets forth, for the periods indicated, the high and low sales prices for the Common stock as reported by the Pink Sheets from January 1, 2009 to December 31, 2010.

	Common stock
	High	Low
2010:
First Quarter	1.15	0.56
Second Quarter	0.90	0.15
Third Quarter	0.85	0.30
Fourth Quarter	0.90	0.30

2009:
First Quarter	0.90	0.28
Second Quarter	1.01	0.51
Third Quarter	1.01	0.55
Fourth Quarter	0.79	0.38

On December 31, 2010 the last sales price of our common stock was $0.39 per share.

Penny Stock Regulations

Our stock is presently regulated as a penny stock and broker-dealers will be subject to such regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock.

Holders

As of March 17, 2011, there were approximately 71 registered holders of record of Apogee’s common stock.  This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Recent Sales of Unregistered Equity Securities

During the fiscal year ended December 31, 2010, our unregistered sales of equity securities were reported on Current Reports on Form 8-K. See Note 8 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Default Upon Securities

As of December 31, 2010, subsequent to the conversion of promissory notes by Mr. Robert Schacter et al and Mr. Friedrich Reiner, $2,886,628 was in default and accruing post-maturity interest. The promissory notes listed below now bear interest at 12% with the exception of one promissory note which now bears interest at 16%, the interest after maturity, are payable on demand, and are compounded monthly as a result of non-payment at maturity date.

	David Spiegel
		Amount
		Accruing Post
Date of	Maturity	Maturity Interest
Promissory Note	Date	Interest at 12%

December 12, 2007	March 10, 2008	$150,000
February 21, 2008	August 19, 2008	100,000
March 20, 2008	September 16, 2008	100,000
April 1, 2008	September 28, 2008	50,000
May 15, 2008	November 11, 2008	50,000
June 16, 2008	December 13, 2008	65,000
June 18, 2008	December 15, 2008	50,000
July 15, 2008	January 11, 2009	50,000
July 28, 2008	January 24, 2009	50,000
August 12, 2008	February 8, 2009	35,000
August 27, 2008	February 23, 2009	35,000
September 5, 2008	March 4, 2009	35,000
October 27,2008	April 25 ,2009	35,000
January 9, 2009	July 5, 2009	80,000
March 19, 2009	September 15, 2009	64,000
May 19, 2009	November 15, 2009	35,000
June 10, 2009	December 7, 2009	25,000
July 1, 2009	December 28, 2009	32,000
November 5, 2009	May 4, 2010	103,000
December 21, 2009	June 19, 2010	68,000
January 25, 2010	July 24, 2010	4,665
April 16, 2010	October 13, 2010	16,000
June 4, 2010	December 1, 2010	14,000
Total		$1,246,665

	Herbert M. Stein
		Amount
		Accruing Post
Date of	Maturity	Maturity Interest
Promissory Note	Date	Interest at 12%

December 12, 2007	March 10, 2008	$250,000
February 21, 2008	August 19, 2008	100,000
March 20, 2008	September 16, 2008	50,000
April 1, 2008	September 28, 2008	50,000
May 15, 2008	November 11, 2008	50,000
June 16, 2008	December 13, 2008	35,000
June 18, 2008	December 15, 2008	40,000
July 15, 2008	January 11, 2009	30,000
July 28, 2008	January 24, 2009	50,000
August 12, 2008	February 8, 2009	35,000
August 27, 2008	February 23, 2009	35,000
September 5, 2008	March 4, 2009	35,000
October 27, 2008	April 25, 2009	25,000
February 2, 2009	August 1, 2009	30,000
February 17, 2009	August 16, 2009	10,000
March 19, 2009	September 15, 2009	25,900
April 13, 2009	October 10, 2009	33,000
May 18, 2009	November 14, 2009	12,000
July 1, 2009	December 28, 2009	20,000
November 5, 2009	May 4, 2010	42,500
December 21, 2009	June 19, 2010	83,500
January 25, 2010	July 24, 2010	79,000
February 22, 2010	August 21, 2010	66,000
April 16, 2010	October 13, 2010	86,500
June 4, 2010	December 1, 2010	116,000
Total		$1,389,400

Others
		Amount
		Accruing Post
Date of	Maturity	Maturity Interest
Promissory Note	Date	Interest at 12%

July 28, 2008	January 24, 2009	$20,000
October 27, 2008	April 25, 2009	6,000
January 6, 2009	July 5, 2009	500
February 17, 2009	August 16, 2009	37,000
March 19, 2009	September 15, 2009	500
April 13, 2009	October 10, 2009	31,500
April 13, 2009*	October 10, 2009	30,000
May 18, 2009	November 14, 2009	32,000
May 19, 2009	November 15, 2009	500
November 5, 2009	May 4, 2010	70,000
December 21, 2009	June 19, 2010	2,563
June 10, 2010*	December 1, 2010	20,000
Total		$250,563

* Post maturity interest at 16% for JAZFund LLC

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

Item 6.                                SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of  Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K. The tables that follow present selected historical financial data for the years ended December 31, 2010 and 2009 and for the period from October 1, 2008, the date Apogee re-entered development stage, through December 31, 2010.

	For the Twelve-Month Period Ended December 31,		Cumulative from Re-entering Development Stage on October 1, 2008 to December 31,
	2010	2009	2010

Statement of Operations Data:
Revenue	$65,000	$-0-	$65,000
Costs and expenses	(1,461,522)	(1,814,849)	(4,194,052)
Other Income (expenses)	(216,709)	(384,502)	(672,905)
Net Loss	$(1,613,231)	$(2,199,351)	$(4,801,957)

Shares Outstanding	13,178,454	12,132,332	13,178,454

Total Assets	$243,360	$170,010
Stockholders’ deficiency	$(6,785,410)	$(5,985,324)
Loss per share (basic and diluted)	$(0.13)	$(0.18)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

    We are developing proprietary intradermal drug delivery systems for vaccines and other pharmaceuticals that we intend to market to pharmaceutical and medical device companies, government and world health organizations.  Our Life Science Group is developing PyraDerm™, an advanced intradermal drug delivery system to meet the needs of patients, health insurers and companies developing pharmaceuticals, as well as, governments and international health organizations. We believe that PyraDerm has advantages over competitive approaches for the delivery of vaccines, high potency therapeutic protein drugs and other pharmaceuticals. We have evaluated the feasibility of PyraDerm by performing in vitro tests with model drugs and conducted successful in vivo testing of PyraDerm in the intradermal immunization experiments. We are working to establish pharmaceutical industry compliant formulations, manufacturing methods and to define regulatory strategies to support its commercialization.  Upon completion of in vitro and in vivo evaluation of PyraDerm, if successful, we intend to pursue licensing/development or partnership agreements with pharmaceutical companies interested in our technologies.

           Our sole focus remains on securing additional financing to support for the development of our Life Science Group, to support our operations and repay our existing indebtness.

   At December 31, 2010, we had an accumulated deficit of approximately $26.7 million, as compared to a deficit of $25.1 million as of December 31, 2009.  Since re-entering development stage on October 1, 2008, we have an accumulated deficit of approximately $4.8 million, as compared to a deficit of approximately $3.2 million as of December 31, 2009.  Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop PyraDerm™.

    Through December 31, 2010, we have received approximately $4.0 million in loans and stock sales.  Since December 31, 2010, we have received approximately $156,000 in funding, which has been inadequate to meet the current needs of the Company resulting in non-payment of loan principal and interest and vendors.  See Note 18 to the consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

Valuation/Impairment of Long-Lived Assets

Property, plant and equipment, patents and trademarks are amortized over their estimated useful lives. Useful lives are based on management’s estimates over the period that such assets will potentially generate.  In accordance with ASC Topic 360, "Property, Plant and Equipment," long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable.  We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.  Future adverse changes in market conditions or poor operating results of underlying capital investments or certain assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.  Based on our analysis, no asset impairment charges were considered necessary for the twelve months ended December 31, 2010.  At March 31, 2009, we recorded a patent impairment charge of approximately $17,000 to reflect the write-off of patent costs associated with the discontinuation of our Health Monitoring Group.  Additionally, we amortize the balance of our patent applications over five years, which resulted in charges approximately $61,000 for the fiscal year ended December 31, 2010, compared to approximately $35,000 for the fiscal year ended December 31 2009.

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

Legal Fees

We record legal costs (such as fees and expenses of outside legal counsel and other service providers) when incurred or when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated if invoices have not been received.  Significantly lower legal fees were incurred during the fiscal year ended December 31, 2010, compared to 2009 with the settlement of the current and prior SEC investigations as well as the settlement of the civil action by Joseph Shamy against our President, Chief Executive Officer and Chairman of the Board of Directors.

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

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

Consulting and licensing revenue is recognized as services are performed. During the twelve months ended December 31, 2010, we recognized $65,000 in consulting revenue as a result of achieving certain research milestones in the framework of our collaboration with Children’s Hospital Corporation (“CHB”).  We did not recognize any revenue during the twelve months ended December 31, 2009.

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

Operating Expenses

Research and Development Costs

Our research and development, or R&D, expenses consist primarily of salaries, development material costs, and external consulting and service costs related to the development and design of new products.  Research and development expenses were approximately $426,000 for the twelve months ended December 31, 2010, compared to approximately $703,000 for the twelve months ended December 31, 2009.  This decrease of approximately $277,000, or 39% was the result of a reduction in expenses for our Life Science Group as well as the discontinuation of activities related to both our Health Monitoring Group.

During the twelve months ended December 31, 2010, the cost of utilization of third-party consultants decreased by approximately $16,000, or 88%, to approximately $2,000, compared to approximately $18,000 for the twelve months ended December 31, 2009.  This decrease was the result of our discontinuing activities on our Health Monitoring Group as well as decreased utilization of third-party consultants related to our Life Science Group.

For the twelve months ended December 31, 2010, human resource costs decreased by approximately $221,000, or 39%, to approximately $340,000, compared to approximately $561,000 for the twelve months ended December 31, 2009.  Effective as of June 9, 2008, human resource expense was reduced by 20% for most R&D employees as a result of transitioning from full time to part time in order to reduce expenses.  In addition to the transition to part-time status of some of our employees, we discontinued operations of our Health Monitoring Group effective as of March 31, 2009, thereby reducing our overall headcount by three employees.  Expenses related to the Health Monitoring Group were insignificant.  As of June 14, 2010 all employees in the R&D Department returned to full time status.

After management review and analysis, it was determined that no patent impairment charges were warranted for the twelve months ended December 31, 2010.  At March 31, 2009, we recorded a patent impairment charge of approximately $17,000 to reflect the write-off of patent costs associated with the discontinuation of our Health Monitoring Group.

For the twelve months ended December 31, 2010, depreciation and amortization expense decreased by approximately $44,000, or 72%, to approximately $17,000, compared to approximately $62,000 for the twelve months ended December 31, 2009.  Leasehold improvements were fully amortized as of December 31, 2009 resulting in a decrease of approximately $32,000 for the fiscal year ended December 31, 2010.  Until such time as funding is available for the purchase of capital equipment, depreciation will continue to decrease.

For the twelve months ended December 31, 2010, we maintained a minimal level of R&D and patent spending required for preservation of our intellectual property, maintenance of our technical capabilities and know-how, and support of our technology development in accordance with our licensing agreement.  If we are able to secure additional financing, we anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Selling, General and Administrative Costs

General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative, or SG&A, expenses were approximately $1.0 million for the twelve months ended December 31, 2010, compared to approximately $1.1 million for the twelve months ended December, 31, 2009.  The decrease of approximately $100,000, or 7%, was primarily attributed to a reduction in professional fees, stock compensation expenses, and an overall reduction in operating expenses.  Legal fees were reduced with the settlement of the SEC investigation on May 19, 2009 as well as the settlement of the civil action by Joseph Shamy (as described below).  During 2009 we continued to incur legal expenses in connection with the indemnification of our President, Chief Executive Officer and Chairman of the Board of Directors as described below.

For the twelve months ended December 31, 2010 human resource costs increased by approximately $32,000, or 5%, to approximately $638,000, compared to approximately $606,000 for the twelve months ended December 31 2009.  With the return to full-time status of our employees, salaries, payroll taxes and employee benefits increased by approximately $117,000 or 21% for the twelve ended December 31, 2010, to approximately $680,000, compared to approximately $562,000 for the twelve months ended December 31, 2009.  This increase was partially offset by decreases in the stock compensation expenses as a result of “true-up” adjustments during the fiscal year ended December 31, 2010.  For the twelve months ended December 31, 2010 stock compensation expense was approximately $16,000, compared to approximately $44,000 for the twelve months ended December 31, 2009.  In addition for the twelve months ended December 31, 2010 we recorded “true-up” adjustments to the stock compensation expense of approximately ($58,000).   This “true-up” reduction in this expense was the result a higher realized forfeiture rate applied to existing options.  Mr. Herbert M. Stein has not drawn cash compensation from Apogee since June 30, 2009 nor has the Board of Directors received cash compensation since early 2008.  We have accrued Mr. Stein’s salary and related taxes, as well as the Board of Directors’ compensation totaling approximately $447,000 and $134,000, respectively, through December 31, 2010.

Professional expenses decreased by approximately $123,000, or 38%, to approximately $203,000 for the twelve months ended December 31, 2010, compared to approximately $326,000 for the twelve months ended December 31, 2009.  For the twelve months ended December 31, 2010, legal expenses decreased by $141,000, or 57%, to approximately $105,000, compared to approximately $246,000 for the twelve months ended December 31, 2009.   Legal fees decreased as a result of the settlement of the current SEC situation, as well as, the settlement of the prior SEC investigation and the settlement of the civil action by Joseph Shamy (as described below).  See Note 10 to the consolidated financial statements beginning on page F1 of this Annual Report on Form 10K.  In light of the settlement we do not anticipate any additional significant legal fees associated with this matter.

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

On May 19, 2009, the Securities and Exchange Commission (“commission”) settled this enforcement action.  See Note 10 to the consolidated financial statements beginning on page F1 of this Annual Report on Form 10K.

We had agreed to indemnify certain employees, directors and a former employee in connection with the SEC investigation. As of December 31, 2010, we have incurred approximately $554,000 to date in legal expenses to indemnify these individuals in association with this matter.  During the twelve months ended December 31, 2010 we did not incur any legal fees associated with this indemnification.  During the twelve months ended December 31, 2009 we incurred approximately $2,000 in legal fees associated with this indemnification.  In light of the settlement, we do not anticipate any additional legal fees associated with this matter.

In addition, we had incurred legal fees associated with the indemnification costs in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment.  Through December 31, 2010, we have incurred approximately $914,000 toward this indemnification.  For the twelve months ended December 31, 2010, we have incurred approximately $3,000, toward this indemnification, compared to approximately $122,000 for the twelve months ended December 31, 2009.  In light of the settlement we do not anticipate any additional legal fees associated with this matter.  See Note 10 to the consolidated financial statements beginning on page F1 of this Annual Report on Form 10K.

On October 28, 2009, Apogee received a “Wells Notice” from the staff of the Commission related to our failure to timely file our reports under the Exchange Act in 2009.  See Note 10 to the consolidated financial statements beginning on page F1 of this Annual Report on Form 10K.

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

On December 8, 2010 our application to regain trading status on the OTC Bulletin Board was submitted to the Financial Industry Regulatory Authority (“FINRA”).  Subsequently, on January 21, 2011 we received notification from FINRA that our Common Stock was clear to enter quotations on the OTC Bulletin Board and OTC Link.

This decrease in professional fees was partially offset by an increase in accounting fees of approximately $14,000, or 61% to approximately $38,000 for the twelve months ended December 31, 2010, compared to approximately $24,000 for the 12 months ended December 31, 2009.  This increase was attributed to increased activity due to the amended filings processed in 2010.

Investor relations expense decreased by approximately $4,000, or 27%, to approximately $11,000 for the twelve months ended December 31, 2010, compared to approximately $15,000 for the twelve months ended December 31, 2009.   As part of our cost reduction, we have been forced to limit our investor relations activities.  If additional funding is secured, we will be in a position to resume focusing on increasing awareness of our scientific and corporate developments. During the twelve months ended December 31 2010, we incurred approximately $8,000 in Sarbanes Oxley consulting expense as a result of testing our internal controls as part of our continued efforts to remain compliant with the Sarbanes-Oxley requirements.

Travel and Entertainment costs increased by approximately $7,000, to approximately $8,000 for the twelve months ended December 31, 2010, compared to approximately $1,000 for the twelve months ended December 31, 2009.  Utilities increased by approximately $11,000, or 47%, to approximately $35,000 for the twelve months ended December 31, 2010, compared to approximately $24,000 for the twelve months ended December 31, 2009.  These increases were partially offset by a decreased in our corporate insurance of approximately $28,000, or 96%, to approximately $1,000 for the twelve months ended December 31, 2010, compared to approximately $29,000 for the twelve months ended December 31, 2009.  This decrease was the result of the Directors and Officers Liability Insurance being cancelled effective as of March 31, 2009 and Commercial and Product Liability Insurance being cancelled effective as of October 13, 2009 due to non-payment.  In addition, we had reductions to various other overhead expenses, including: communication, marketing and maintenance.  Operating expenses are expected to increase when our financial position allows.

Interest  Income (Expense)

Interest income includes income from Apogee’s cash and expenses related to our financing activities. During the twelve months ended December 31, 2010 and 2009, we did not generate interest income.  As a result of the conversion of Mr. Robert Schacter et al’s interest as well as the conversion of Mr. Robert Schacter et al’s and Mr. Friedrich Reiner’s promissory notes into Apogee common stock at $1.00 per share, we recorded a “gain on extinguishment of debt” of approximately $342,000, respectively, for the twelve months ended December 31, 2010.  No related expense was recorded for 2009.  This transaction resulted in a gain on extinguishment of debt of $32,810 as a result of the interest conversion by Mr. Schacter.  The interest conversion by Mr. Stein was recorded as a capital transaction and recorded in Additional Paid-In Capital.

During the twelve months ended December 31, 2010 and 2009, we recorded miscellaneous income of approximately $2,000 and $2,100, respectively.

Interest expense resulting from the issuance of promissory notes and related warrants to Mr. Herbert M. Stein, Mr. David Spiegel, Mr. Robert Schacter et al and others was approximately $498,000 for the twelve months ended December 31, 2010, compared to approximately $385,000 for the twelve months ended December 31, 2009.  See below for a detail of these expenses.

	12 Months ended December 31,
Name on Promissory Note	2010	2009

David Spiegel	$180,933	$142,963
Herbert Stein	196,775	116,636
Robert Schacter et al	45,933	103,750
Others	74,693	22,266
	$498,334	$385,615

Net Loss

Apogee’s net loss for the twelve months ended December 31, 2010 was approximately $1.6 million, or $0.13 per basic and diluted common share, compared to a net loss of approximately $2.2 million, or $0.18 per basic and diluted common share, for the twelve months ended December 31, 2009.  This decrease in our net loss was the result of a decrease in legal fees as well as an overall decrease in operating expenditures due to our current cash restraints.

Income Taxes

Apogee incurred no State income taxes for the 12 months ended December 31, 2010 and 2009.  There was no Federal income tax expense for either 2010 or 2009. As of December 31, 2010 and 2009, we had available a Federal net operating loss carryforward of approximately $22 million and $21 million, respectively and a State net operating loss carryforward of approximately $15 million and $14 million, respectively.  These net operating loss carryforwards will expire at various times between 2017 and 2030 for the Federal and State net operating loss carryforward.

Apogee has not had a tax audit and the years 2007 through 2010 could be subject to an audit.

Significant changes in ownership, future changes in laws and regulations and the alternative minimum tax may significantly restrict the use of these carryforwards.

Liquidity and Capital Resources

The tables below summarize our outstanding unsecured interest-bearing promissory notes (including amounts subsequent to December 31, 2010) totaling approximately $3.4 million:

		Herbert M. Stein

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	12.00%
December 21, 2009	83,500	June 19, 2010	8.00%	12.00%
December 30, 2009	27,000	January 25, 2010	8.00%	12.00%
January 7, 2010	15,000	January 25, 2010	8.00%	12.00%
January 8, 2010	10,000	January 25, 2010	8.00%	12.00%
January 14, 2010	27,000	January 25, 2010	8.00%	12.00%
February 12, 2010	66,000	August 21, 2010	8.00%	12.00%
April 16, 2010	86,500	October 13, 2010	8.00%	12.00%
June 4, 2010	116,000	December 1, 2010	8.00%	12.00%
August 11, 2010	45,700	February 7, 2011	8.00%	8.00%
September 22, 2010	6,300	March 21, 2011	8.00%	8.00%
November 18, 2010	9,000	May 17, 2011	8.00%	8.00%
January 6, 2011	20,000	July 5, 2011	8.00%	8.00%
March 4, 2011*	27,100		8.00%	8.00%
March 10, 2011*	26,000		8.00%	8.00%
March 15, 2011*	15,000		8.00%	8.00%
March 16, 2011*	12,500		8.00%	8.00%
March 28, 2011*	50,000		8.00%	8.00%
	$1,601,000

		David Spiegel

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	12.00%
December 21, 2009	68,000	June 19, 2010	8.00%	12.00%
January 25, 2010	4,665	July 24, 2010	8.00%	12.00%
April 16, 2010	16,000	October 13, 2010	8.00%	12.00%
June 4, 2010	14,000	December 1, 2010	8.00%	12.00%
August 11, 2010	100,000	February 7, 2011	8.00%	8.00%
March 29, 2011*	25,000
	$1,371,665

* Date funds received

	Others

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

July 28, 2008	$20,000	January 24, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 6, 2009	8.00%	12.00%
February 17, 2009	37,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009	31,500	October 10, 2009	8.00%	12.00%
April 13, 2009	30,000	October 10, 2009	12.00%	16.00%
April 16, 2010	20,000	October 13, 2010	12.00%	12.00%
May 18, 2009	32,000	November 14, 2009	8.00%	12.00%
May 19, 2009	500	November 15, 2009	8.00%	12.00%
November 5, 2009	70,000	May 4, 2010	8.00%	12.00%
December 21, 2009	2,563	June 19, 2010	8.00%	12.00%
November 18, 2010	126,000	May 17, 2011	8.00%	8.00%
January 6, 2011	75,000	July 5, 2011	8.00%	8.00%
	$451,563

As of December 31, 2010, we had cash of approximately $20,000 and a working capital deficit of approximately $6.9 million.  This compares to cash of approximately $5,000 and a working capital deficit of approximately $6.1 million as of December 31, 2009.  During the twelve months ended December 31 2010 we received proceeds from loans, unsecured interest-bearing promissory notes and stock purchases of approximately $927,000, compared to approximately $1.1 million for the twelve months ended December 31, 2009, as detailed below:

Combined Loan Amounts
Name on	12 Months ended December 31,
Promissory Note	2010	2009

David Spiegel	$130,000	$331,665
Herbert Stein	401,500	283,900
Robert Schacter et al	—	345,000
Others	251,000	202,563
	$782,500	$1,163,128

These promissory notes are payable upon demand and were not subject to any premium or penalty for prepayment. The loan interest rate is 8% per annum, except for 12% loan interest rate for JAZFund, payable monthly in arrears on the outstanding balance.  An additional 4% interest is charged on any notes exceeding maturity and most notes payable are in default.  In addition, these post maturity notes are compounded monthly.

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

This transaction resulted in a gain on extinguishment of debt of $32,810 as a result of the interest conversion by Mr. Schacter.  This transaction was recorded as of June 30, 2010.  The interest conversion by Mr. Stein was recorded as a capital transaction and record in Additional Paid-In Capital

For the twelve months ended December 31, 2010, Apogee sold 145,000 shares of our common stock to accredited investors at a price of $1.00 per share.  The aggregate net proceeds to Apogee after fees and expenses were $141,850.  The shares of Apogee’s common stock were issued and sold in a private placement in reliance on an exemption from registration provided by Section 4(2) of Securities Act of 133, as amended, and Rule 506 of Regulation D promulgated thereunder.  The shares of the common stock issued in this private placement have not been registered under the Securities Act of 1933 and may not be subsequently offered or sold by the investors in the United States absent registration or an applicable exemption from the registration requirements.  In addition, the issuance of warrants were approved by the Board of Directors, pursuant to which these shareholders shall have the right to acquire up to 50% of the number of shares of Common Stock issued as a result of their investment.  These warrants are exercisable immediately upon issuance and for a term of three years at an exercise price of $1.00 per share.

A summary of the equity funding for the twelve months ended December 31, 2010 is as follows:

Shareholder	Interest Conversion	Debt Conversion	Stock Purchased	Total Shares Purchased

Robert Schacter et al	$ 82,024	$585,000	$100,000	$ 767,024
Friedrich Reiner	—	30,000	20,000	50,000
Herbert M. Stein	204,098	—	—	204,098
Others	—	—	25,000	25,000
	$286,122	$615,000	$145,000	$1,046,122

Net cash used in operating activities for the twelve-month period ended December 31, 2010 decreased to approximately $800,000 compared to approximately $1.1 million in the twelve-month period ended December 31, 2009.  As of December 31, 2010, our accounts payable and accrued expenses were approximately $3.8 million, of which a majority is composed of professional fees.   We are currently in arrears with loan and interest payments as well as with a majority of our vendors.  Mr. Stein has not drawn cash compensation from Apogee since June 30, 2009, nor has the Board of Directors received cash compensation since early 2008.  We have accrued Mr. Stein’s salary and related taxes as well as the Board of Directors’ compensation.

Net cash used in investing activities for the twelve months ended December 31, 2010 was approximately $113,000, compared to approximately $22,000 for the twelve months ended December 31, 2009.  This amount is exclusively related to our continued support of existing patent applications related to our Life Science Group.

Net cash provided by financing activities was approximately $927,500 for the twelve months ended December 31, 2010.  This compares to approximately $1.1 million for the twelve months ended December 31, 2009.  During the twelve-month period ended December 31, 2010, we received the proceeds from unsecured interest bearing promissory notes totaling $752,500 as described above.  See Footnote 7 of the consolidated financials statements - Promissory Notes, Loans and Warrants.  We are currently in default on substantially all of the promissory notes.  As part of an on-going private placement, Apogee sold 145,000 shares of our common stock to accredited investors at a price of $1.00 per share.  The aggregate gross proceeds to Apogee, before fees and expenses, were $145,000.  We must raise additional capital to continue operations.

Apogee is in the process of attempting to secure sufficient financing, to pay its indebtedness and to continue operations.  We have been working to obtain financing from outside investors for more than three years, but have not yet been successful.  As of December 31, 2010 approximately $2.9 million in promissory notes are in default.  In the interim, short-term debt financing provided primarily by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors and Mr. David Spiegel, as well as and others, is being utilized to preserve our intellectual property, maintain our technical capabilities and know-how, and support our technology development in accordance with our licensing agreement.  Due to the early stages of development of our products technology, we cannot estimate at this time the amounts of cash and length of time that will be required to bring our products under development to market.  It is expected that such costs will be funded not only by external financing, but also through partnership activities.  Additionally, discontinuations of sensor development, deferral of capital expenditures, and reduced general spending have been instituted until such time as financing is secured.  We do not expect any significant changes in the number of employees until funding has been secured, if ever.  If we are unable to generate or obtain financing, we will be required to further curtail our operations, including a reduction in the number of employees, or cease conducting business.

Item 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Apogee’s financial instruments include: cash, loans and accounts payable.  At December 31, 2010 and December 31, 2009, the carrying value of our cash, loans and accounts payable approximate fair values given the short maturity of these instruments.

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

There was no change in accountants or disagreements with accountants on accounting and financial disclosure during the fiscal year ended December 31, 2010 and 2009.

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

(b)
Changes in Internal Controls.  There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)
Management's Report on Internal Control over Financial Reporting. The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company's internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

●
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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

As of December 31, 2010, subsequent to the conversion of $585,000 in promissory notes by Mr. Robert Schacter et al and $30,000 by Mr. Friedrich Reiner, approximately $2.9 million in promissory notes are in default.

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

Name	Age	Position with the Company	Term Ending at Annual Meeting
Herbert M. Stein	82	Chairman of the Board, President and Chief Executive Officer	Until successors are duly elected
Craig A. Dubitsky(3)	45	Director	2011
Arthur S. Reynolds(1), (2), (3)	67	Director	Until successors are duly elected
Sheryl B. Stein	56	Director	Until successors are duly elected
Alan W. Tuck(1), (2), (3)	62	Director	2011

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

Mr. Alan W. Tuck, a Class I director, has served as a director of the Company since 1998. He was Chief Strategic Officer of Organogenesis Inc. from September 1997 to July 2000, and, at various times from August 1996 to June 1998, was Strategic Advisor to Dyax Corp., Executive Vice President and Chief Strategic Officer of Biocode, Inc., and Chief Strategic Officer of ImmuLogic Pharmaceutical Corporation. Mr. Tuck was President and Chief Executive Officer of T Cell Sciences, Inc. from February 1992 to May 1996. He is currently a Partner at the Bridgespan Group, a non-profit consulting company.

Executive Officers

The names of, and certain information regarding, executive officers of the Company who are not also directors, are set forth below. The executive officers serve at the pleasure of the Board of Directors.

Name	Age	Position with the Company
Paul J. Murphy	63	Chief Financial Officer and Vice President of Finance

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

General Information Concerning the Board of Directors and its Committees

During the fiscal year ended December 31, 2010, there were five (5) meetings of the Board of Directors. In addition, from time to time, the members of the Board of Directors acted by unanimous written consent pursuant to Delaware law. The Board of Directors has four standing committees: the audit committee, the compensation committee, the nominating and corporate governance committee, and the executive committee. Each of the directors attended 100% of the meetings of the Board and/or Board Committees (of which he or she was a member) held during the last fiscal year with the exception of Mr. Arthur Reynolds who attended four (4) or 80% of the meetings and Mr. Craig A. Dubitsky who attended two (2) or 40% of the meetings for the fiscal year ended December 31, 2010.

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

The Board of Directors has concluded that Mr. Reynolds meets the definition of an Audit Committee Financial Expert as such term is defined in the rules and regulations of the SEC. During the fiscal year ended December 31, 2010, the Audit Committee held three (3) meetings.  Both of the audit committee members attended 100% of the meetings for the fiscal year ended December 31, 2010.

Compensation Committee

The Compensation Committee is currently comprised of Messrs. Alan W. Tuck, Chairman, and Arthur S. Reynolds, each of whom qualifies as an independent director under the rules of The American Stock Exchange. The Compensation Committee reviews and determines salaries, equity grants and incentive compensation of the chief executive officer and other executive officers and is responsible for performing the other related responsibilities set forth in its Duties and Responsibilities. During the fiscal year ended December 31, 2010, no meetings were held by the Compensation Committee.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is currently comprised of Messrs. Craig Dubitsky, Chairman, Arthur S. Reynolds, and Alan W. Tuck each of whom is independent in accordance with the applicable American Stock Exchange Listing Standards. The Nominating and Corporate Governance Committee selects and recommends individuals to be presented to the shareholders of the Company for election or re-election to the Board or Directors, oversees the evaluation of the Board of Directors and Company management, monitors corporate governance principles, practices and guidelines for the Board of Directors and the Company and is responsible for performing other responsibilities as set forth in its written charter, a copy of which is posted on the Company’s website at:  http://www.apogeebio.com.  During the fiscal year ended December 31, 2010, no meetings were held by the Nominating and Corporate Governance Committee.

In evaluating director nominees, the nominating and corporate governance committee considers the following factors:

● business-related knowledge, skills and experience of the nominee;

● experience with corporate governance matters and compliance obligations of a public company, including experience with disclosure and accounting rules and practices;

● integrity of the nominee;

● mix of talent and experience and diversity of the directors as a group;

● other professional and business commitments of the nominee, including the number of other boards on which the nominee serves, including public and private boards; and

● other factors as may be deemed to be in the best interests of the Company and its stockholders.

The Board of Directors currently does not have a written policy regarding attendance by directors at the Company’s annual meeting of stockholders; however, the Board has passed a resolution stating a policy that they are strongly encouraged to attend, and the Company schedules a meeting of the Board of Directors on the same date as the annual stockholders meeting.  We did not have an annual meeting in either 2010 or 2009.

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

Director Nominations and Qualifications

The Company’s By-Laws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Company’s Board of Directors at the Annual Meeting of Stockholders. No recommendations were received from stockholders requesting that the Nominating and Corporate Governance Committee consider a candidate for inclusion as a nominee to be presented at the 2011 Annual Meeting of Stockholders. The nominating and corporate governance committee will consider qualified candidates for director suggested by a stockholder. Stockholders can suggest qualified candidates for director by writing to our corporate secretary at 129 Morgan Drive, Norwood, Massachusetts 02062.

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

To the Company’s knowledge, based solely on its review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11.	EXECUTIVE, OFFICER, AND DIRECTOR COMPENSATION.

Summary Compensation Table

The following table shows the total compensation paid or accrued during the last two fiscal years ended December 31, 2010 and 2009 to (1) our Chief Executive Officer and President and (2) Chief Financial Officer and Vice President of Finance.

Name and Principal Position(1)	Year	Salary ($)		Option Awards ($)(4)	All Other Compensation ($)		Total ($)
Herbert M. Stein, President and Chief Executive Officer	2010	$295,000	(2)(3) (7)	$-0-	$2,931	(5)	$297,931
Paul J. Murphy, Vice President Finance and Chief Financial Officer	2010	$160,000	(3)	$1,709	$-0-		$161,709

Name and Principal Position(1)	Year	Salary ($)		Option Awards ($)(4)	All Other Compensation ($)		Total ($)
Herbert M. Stein, President and Chief Executive Officer	2009	$295,000	(2)(3)	$-0-	$122,160	(5)	$417,160
Paul J. Murphy, Vice President Finance and Chief Financial Officer	2009	$160,000	(3)	$4,449	$-0-		$164,449

(1)	Currently, none of the officers of the Company are under employment contracts with the exception of Mr. Herbert M. Stein.

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

(3)
In June of 2008, a majority of employees, including Mr. Stein and Mr. Murphy, agreed to reduce their salary by twenty percent (20%). Both Mr. Murphy and Mr. Stein returned to full-time status as of November 3, 2009.

(4)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2010, in accordance with ASC Topic 718 of awards of stock options and thus include amounts from awards granted in and prior to 2006. Assumptions used in this calculation are included in Part II - Item 8, Financial Statements and Supplementary Data of the Annual Report on Form 10-K, and Notes 2 and 15 of the Financial Statements beginning on F-1 of this Annual Report on Form 10-K, contained therein.

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

(6)
Mr. Stein has not drawn cash compensation since June 30, 2009.  Amount above includes accrued salary of approximately $295,000 and $128,000 for the fiscal years ended December 31 2010 and 2009, respectively.  His salary is being accrued and is included in accrued expenses.

Employment Agreements

In March 2004, the Company entered into an employment agreement with Herbert M. Stein pursuant to which Mr. Stein serves as the Company’s Chief Executive Officer and President, as well as Chairman of the Board of Directors, subject to the rights of the shareholders of the Company to elect the Company’s directors. The employment agreement is for an initial term ended on January 1, 2007 and is automatically extended for additional two-year periods unless terminated by either party no later than 120 days prior to the end of the initial term or any successive term. Mr. Stein is entitled to an annual base salary, effective January 1, 2004, of $295,000, which may be increased at the discretion of the Company’s Board of Directors, and annual bonuses as determined by the Company’s Board of Directors. Upon a change of control of the Company, as defined in the agreement, all stock options held by Mr. Stein shall become fully vested. The Company may terminate the employment agreement with or without cause, as defined in the agreement. In the event of Mr. Stein’s death or disability, the agreement provides that he (or his estate) shall be entitled to accrued salary through the date of termination, any bonus the Board of Directors has determined appropriate, and any proceeds or other benefits from insurance policies or other benefit plans to which he (or his estate) would be entitled. In the event that Mr. Stein’s employment is terminated for cause, he shall only be entitled to accrued salary through the date of termination. In the event that Mr. Stein’s employment is terminated without cause, he shall be entitled to accrued salary through the date of termination, continued base salary payments for the greater of 24 months or the remainder of the term of the agreement, continued medical plan benefits for 24 months following the date of termination, and an amount equal to the highest bonus he has previously received under the agreement, prorated to the date of termination. In the event that Mr. Stein voluntarily terminates his employment, he shall be entitled to accrued salary through the date of termination and an amount equal to the highest bonus he has previously received under the agreement, prorated to the date of termination.  As part of the salary reduction implemented in 2009 Mr. Stein’s salary was reduced by 20%.  As of November 3, 2009 Mr. Stein returned to full-time status.  In addition, Mr. Stein has not drawn cash compensation from Apogee since June 30, 2009.  We have accrued Mr. Stein’s salary and related taxes totaling approximately $447,000 as of December 31, 2010.

Outstanding Equity Awards At Fiscal Year-End

The following table shows grants of stock options and grants of unvested incentive plan awards as of December 31, 2010, to each of the executive officers named in the Summary Compensation Table.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Herbert M. Stein	300,000	-0-		-0-	$0.950	08/17/2016
	200,000	-0-		-0-	$8.920	06/07/2014
	175,000	-0-		-0-	$8.650	03/25/2014
	200,000	-0-		-0-	$4.080	03/27/2013
	100,000	-0-		-0-	$2.710	01/21/2013
	100,000	-0-		-0-	$5.500	04/03/2012
	350,000	-0-		-0-	$6.300	12/21/2011
	100,000	-0-		-0-	$6.300	08/16/2011
	100,000	-0-		-0-	$6.250	02/12/2011
Paul J. Murphy	20,000	5,000	(1)	-0-	$0.950	08/17/2016
	60,000	-0-		-0-	$1.270	06/01/2015

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

Director Compensation

Directors who are also employees of the Company do not receive compensation for serving as directors. Directors who are not employees of the Company are paid a retainer and are reimbursed for ordinary and necessary travel expenses incurred in connection with attendance at each board meeting. The annual retainer in fiscal 2010 was $5,000. In fiscal 2010, each non-employee director earned $1,250 per quarter. In addition members of both the Audit Committee and Compensation Committee received an annual retainer of $2,000 payable quarterly. During fiscal 2010, the Audit Committee chairperson earned an annual retainer $13,000 and the Compensation Committee chairperson received an annual retainer of $4,000, payable quarterly.  Except for $10,000 paid to Mr. Reynolds for the first two quarters of 2008, director fees remain outstanding and payable.

In addition to the cash compensation discussed above, directors are eligible to participate in the Company’s 2007 Employee, Director and Consultant Stock Option Plan (the “Plan”). Options granted under the Plan to non-employee directors’ vest over a five year period beginning on the first anniversary of the date of grant. During the fiscal years ended December 31, 2010 and 2009 no options were granted to members of the Board of Directors.

Name	Fees Earned ($)*	Option Awards ($)	Total ($)
Craig A. Dubitsky	$5,000	$5,659	$10,659
Arthur S. Reynolds	$20,000	$5,973	$25,973
Sheryl B. Stein	$5,000	$5,659	$10,659
Alan W. Tuck	$11,000	$5,815	$16,815

* The Board of Directors has not drawn cash compensation since early 2008.  Amounts above have been accrued.

Securities Authorized For Issuance Under Equity Compensation Plans

The table below provides certain aggregate information with respect to the Company’s former 1997 Employee, Director and Consultant Stock Option Plan and the 2007 Employee, Director and Consultant Stock Option Plan in effect as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in first column)
Equity Compensation Plans Approved by Security Holders(1)	2,786,600	$4.6725	162,800
Equity Compensation Plans not Approved by Security Holders	N/A	N/A
Total	2,786,600	$4.6725	162,800

(1)
This primarily consists of grants made under the 1997 Employee, Director and Consultant Stock Option Plan initially approved by the Company’s stockholders in 1997 and 217,000 shares underling options granted pursuant to the 2007 Employee, Director and Consultant Stock Option Plan.  The 1997 Employee, Director and Consultant Stock Option Plan expired by its terms on May 14, 2007.  On August 28, 2008, the stockholders approved the 2007 Employee, Director and Consultant Stock Option Plan.  The 2007 Employee, Director and Consultant Stock Option Plan authorized 750,000 shares eligible for issuance, however the Plan has an “evergreen” feature that replenishes and restores the Plan to a maximum of 750,000 shares eligible for issuance per year provided, however in no event shall the number of shares eligible for issuance under the Plan be greater than 7% of the number of shares of Common Stock outstanding on a fully diluted basis on the close of business on the on the day prior to the increase.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2010 concerning the beneficial ownership of Common stock by each Stockholder known by the Company to be the beneficial owner of more than 5% of its outstanding shares of Common stock, each current member of the Board of Directors, each executive officer named in the Summary Compensation Table, and all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

	Shares Beneficially Owned (1)
Name and Address**	Number		Percent
Herbert M. Stein 71 Fairlee Road, Waban, MA 02468	3,617,972	(2)	27.45%
H.M. Stein Associates C/o Herbert M. Stein 71 Fairlee Road, Waban, MA 02468	1,466,334	(3)	11.13%
David Spiegel 129 Morgan Drive, Norwood, MA 02062	1,939,898	(4)	14.72%
Sheryl B. Stein 150 East 57th Street, New York, NY 10022	912,470	(5)	6.92%
Leo Spiegel 3720 South Ocean Boulevard Unit 801, Highland Beach, FL 33487	793,386	(6)	6.02%
Alan W. Tuck	326,500	(7)	2.48%
Arthur S. Reynolds	104,500	(8)	*
Paul J. Murphy	80,000	(9)	*
Craig A. Dubitsky	52,000	(10)	*
All executive officers and directors as a group (6 persons)	5,093,442	(11)	32.70%

* Represents beneficial ownership of less than 1% of the Company’s outstanding shares of common stock.

** Addresses are given for beneficial owners of more than 5% of the Company’s outstanding stock only.

(1)
The number of shares of common stock issued and outstanding on December 31, 2010 was 13,178,454. The calculation of percentage ownership of each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on December 1, 2010, including shares of common stock subject to options and/or warrants held by such person at December 1, 2010 and exercisable within 60 days thereafter. On December 28, 2005, Apogee filed a Form 8-K with the SEC announcing that the Board of Directors approved the accelerated vesting of certain unvested stock options awarded to employees and non-employee members of the Board of Directors. As a result of the Board’s approval, the vesting provisions for options covering approximately 880,000 underlying shares of common stock were accelerated. Approximately 665,000 of the underlying Shares, of the total accelerated, belong to executive officers and non-employee members of the Board of Directors. The Board only accelerated the vesting of those options having exercise prices in excess of $2.00 per share and did not accelerate the vesting of any options with exercise prices below $2.00 per share. The persons and entities named in the table have sole voting and investment power with respect to all Shares shown as beneficially owned by them, except as noted below.

(2)
Includes 91,100 shares of common stock owned directly by Mr. Stein and 204,098 shares of common stock issued to Mr. Stein upon conversion of interest owed through April 15 2010, 1,625,000 shares of common stock which may be purchased by Mr. Stein upon the exercise of fully vested options, 120,040 shares of common stock which may be purchased by Mr. Stein upon exercise of fully vested warrants, 111,400 shares of common stock owned by Mr. Stein’s wife, and 1,466,334 shares of common stock owned by H.M. Stein Associates (“HMSA”).

(3)
The partners of HMSA are Herbert M. and Renee Stein, their daughters, Erica, Sheryl and Sharyn and Fairlee Corporation. Mr. Stein has an 8% general partnership interest in HMSA. Mr. Stein and his wife, Renee Stein, are the sole stockholders of Fairlee Corporation, which has a 1% general partnership interest in HMSA. Mr. Stein disclaims beneficial ownership of 91% of such shares.

(4)
Includes 1,731,232 shares of common stock owned directly by Mr. Spiegel, 119,666 shares of common stock which may be purchased by Mr. Spiegel upon exercise of fully vested warrants, 82,700 shares of common stock owned by The Spiegel Family Limited Partnership and 6,300 shares of common stock which may be purchased by The Spiegel Family Limited Partnership upon exercise of fully vested warrants.  Mr. Spiegel has sole voting and investment power with respect to these shares, but disclaims beneficial ownership of 68% of such shares.

(5)
Includes 260,400 shares of common stock owned directly by Ms. Stein, 132,000 shares of common stock which may be purchased by Ms. Stein upon exercise of fully vested options and 19,400 shares of common stock owned by H.M. Stein & Co. and 500,670 shares of common stock owned by HMSA.

(6)	Includes 783,636 shares of common stock owned directly by Mr. Spiegel and 9,750 shares of common stock which may be purchased by Mr. Spiegel upon exercise of fully vested warrants.

(7)
Includes 127,000 shares of common stock owned directly by Mr. Tuck, 129,500 shares of common stock which may be purchased by Mr. Tuck upon exercise of fully vested options, 60,000 shares owned by Mr. Tuck’s wife and 10,000 shares held in a trust for Mr. Tuck’s brother of which Mr. Tuck disclaims beneficial ownership.

(8)	Includes 104,500 shares of common stock which may be purchased by Mr. Reynolds upon exercise of fully vested options.

(9)	Includes 80,000 shares of common stock which may be purchased by Mr. Murphy upon exercise of fully vested options.

(10)	Includes 52,000 shares of common stock which may be purchased by Mr. Dubitsky upon exercise of fully vested options.

(11)	Includes 2,123,000 shares of common stock which may be purchased upon exercise of fully vested options, 255,756 shares of common stock which may be purchased upon exercise of fully vested warrants.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In April 1997, the Company moved its principal executive offices to a facility owned by Mr. David Spiegel, a major shareholder of the Company. On October 1, 2001 the Company signed a 24-month lease for this facility, expiring September 30, 2003. Subsequently, the Company signed two lease extensions. The most recent lease extension expired on December 31, 2005.

The Company is currently renting this facility on a month-to-month basis. The Company rents the facility for $4,400 per month effective October 1, 2001. Rent paid during 2010 was $17,600 for the fiscal year ended December 31, 2008.  Rent of $52,800 for each of the fiscal years ended December 31, 2009 and 2010 remains unpaid and is included in accrued liabilities.  Total rent due as of December 31, 2010 was $105,600.  The Company believes that amounts paid pursuant to this lease are at or below market value.

Policy for Approval of Related Transactions

Pursuant to the written charter of our Audit Committee, the Audit Committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any of the following persons has or will have a direct or indirect material interest:

● our executive officers;

● our directors;

● the beneficial owners of more than 5% of our securities;

● the immediate family members of any of the foregoing persons; and

● any other persons whom the Board determines may be considered related persons.

● loans by directors and executive officers to Apogee.

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

Item 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by Miller Wachman LLP, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended December 31, 2010 and December 31, 2009, and fees billed for other services rendered by Miller Wachman LLP during those periods.

	2010	2009
Audit fees:(1)	$40,000	$60,000
Audit related fees:(2)	-0-	-0-
Tax fees:(3)	4,000	-0-
All other fees:(4)	-0-	-0-
Total	$44,000	$60,000

 (1) Audit fees consisted of audit of annual and review of quarterly financial statements, as well as work generally only the independent auditor can reasonably be expected to provide, such as statutory audits.

(2) The Company incurred no fees in this category during fiscal years 2010 and 2009.

(3) Tax fees consist principally of assistance with matters related to tax compliance and reporting.

(4) The Company incurred no fees in this category during fiscal years 2010 and 2009.

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

1.   Audit   services include audit of annual and review of quarterly financial statements financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

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

10.56	Promissory Note dated as of January 25, 2010 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, January 27, 2010.)
10.57	Promissory Note dated as of January 25, 2010 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, January 27, 2010.)
10.58	Promissory Note dated as of January 25, 2009 by and between Apogee Technology, Inc. and Friedrich Reiner. (Previously filed on a Current Report on Form 8-K, January 27, 2010.)
10.59	Form of Warrant. (Previously filed on a Current Report on Form 8-K, January 27, 2010.)
10.60	Promissory Note dated as of February 22, 2010 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, February 24, 2010.)
10.61	Form of Warrant. (Previously filed on a Current Report on Form 8-K, February 24, 2010.)
10.62	Promissory Note dated as of April 16, 2010 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, April 22, 2010.)
10.63	Promissory Note dated as of April 16, 2010 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, April 22, 2010.)
10.64	Form of Warrant. (Previously filed on a Current Report on Form 8-K, April 22, 2010.)
10.65	Promissory Note dated as of June 4, 2010 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, June 10, 2010.)
10.66	Promissory Note dated as of June 4, 2010 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, June 10, 2010.)
10.67	Promissory Note dated as of June 4, 2010 by and between Apogee Technology, Inc. and JAZ Fund LLC. (Previously filed on a Current Report on Form 8-K, June 10, 2010.)
10.68	Form of Warrant. (Previously filed on a Current Report on Form 8-K, June 4, 2010.)
10.69	Common Stock Purchase Warrant (Previously filed on a Current Report on Form 8-K, July 23, 1010.)
10.70	Promissory Note dated as of August 11, 2010 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, August 13, 2010.)
10.71	Promissory Note dated as of August 11, 2010 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, August 13, 2010.)
10.72	Form of Warrant. (Previously filed on a Current Report on Form 8-K, August 13, 2010.)
10.73	Promissory Note dated as of September 22, 2010 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, September 27, 2010.)
10.74	Form of Warrant. (Previously filed on a Current Report on Form 8-K, September 27, 2010.)
10.75	Common Stock Purchase Warrant (Previously filed on a Current Report on Form 8-K, September 27, 1010.)

10.76	Promissory Note dated as of November 18, 2010 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, November 22, 1010.)
10.77	Promissory Note dated as of November 18, 2010 by and between Apogee Technology, Inc. and Max Scheuerer. (Previously filed on a Current Report on Form 8-K, November 22, 1010.)
10.78	Form of Warrant. (Previously filed on a Current Report on Form 8-K, November 22, 2010.)
23	Consent of Independent Accountants
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer.
32	Statement pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Principal Financial Officer.

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

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

By: /s/ Herbert M. Stein	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2011
Herbert M. Stein

By: /s/ Paul J. Murphy	Chief Financial Officer Vice President of Finance and Treasurer (Principal Financial Office and Principal Accounting Officer)	March 31, 2011
Paul J. Murphy

By: /s/ Craig A. Dubitsky	Director	March 31, 2011
Craig A. Dubitsky

By: /s/ Arthur S. Reynolds	Director	March 31, 2011
Arthur S. Reynolds

By: /s/ Sheryl B. Stein	Director	March 31, 2011
Sheryl B. Stein

By: /s/ Alan W. Tuck	Director	March 31, 2011
Alan W. Tuck

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

APOGEE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets December 31, 2010 and December 31, 2009	F-2
Consolidated Statements of Operations-Years Ended December 31, 2010 and 2009 and for the period
from October 1, 2008 (date re-entering development stage) through December 31, 2010	F-3
Consolidated Statements of Stockholders’ Deficiency-Years ended December 31, 2010 and 2009 and for the period from October 1, 2008 (date re-entering development stage)
through December 31, 2010	F-4
Consolidated Statements of Cash Flows-Years Ended December 31, 2010 and 2009 and for the period
from October 1, 2008 (date re-entering development stage) through December 31, 2010	F-5
Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Apogee Technology, Inc.

We have audited the accompanying consolidated balance sheets of Apogee Technology, Inc. and Subsidiary (a development stage company), (“the Company”), as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apogee Technology, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting standards generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has had recurring operating losses, has negative cash flows from operations of approximately $800,000, negative working capital of approximately $7,000,000, and a stockholders’ deficiency of approximately $6,800,000, is in arrears with a majority of its vendors and is in default on a majority of its promissory notes. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller Wachman LLP
Boston, Massachusetts
March 29, 2011

F1

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

 CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2010	DECEMBER 31, 2009

ASSETS

Current assets
Cash	$19,719	$4,704
Accounts receivable	25,000	—
Prepaid expenses and other current assets	2,213	2,694

Total current assets	46,932	7,398

Property and equipment, net	25,440	44,042

Other assets
Patents, net	170,988	118,570

	$243,360	$170,010

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$3,773,620	$3,092,189
Officer loans and notes payable	1,470,134	1,060,542
Shareholder loans and notes payable	1,346,443	1,206,283
Other loans and notes payable	438,573	796,320

Total current liabilities	7,028,770	6,155,334

Stockholders’ deficiency
Preferred stock, $0.0001 par value per share; 5,000,000 shares authorized, none issued and outstanding. Common stock, $0.01 par value per share; 40,000,000 shares authorized, 13,178,454 issued and outstanding at December 31, 2010 and 12,132,332 issued and outstanding at December 31, 2009	131,785	121,323
Additional paid-in capital	19,776,466	18,973,783
Accumulated deficit	(21,891,704)	(21,891,704)
Accumulated deficit during development stage	(4,801,957)	(3,188,726)

Total stockholders’ deficiency	(6,785,410)	(5,985,324)
	$243,360	$170,010

The accompanying notes are an integral part of these consolidated financial statements.

F2

 APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative from Re-entering of Development Stage on October 1, 2008 through December 31, 2010
	YEARS ENDED DECEMBER 31,
	2010	2009

Revenues
Consulting	$65,000	$—	$65,000

Costs and expenses
Research and development	426,240	703,030	1,608,350
Selling, general and administrative	1,035,282	1,111,819	2,585,702

	1,461,522	1,814,849	4,194,052

Loss from operations	(1,396,522)	(1,814,849)	(4,129,052)

Other income (expense)

Gain on extinguishment of debt	341,810	—	341,810
Warrant expense	(62,044)	—	(62,044)
Interest and other expense	(498,510)	(386,608)	(957,496)
Interest and other income	2,035	2,106	4,825

	(216,709)	(384,502)	(672,905)

Net loss	$(1,613,231)	$(2,199,351)	$(4,801,957)

Basic and diluted loss per common share	$(0.13)	$(0.18)

Weighted average common shares outstanding – basic and diluted	12,695,064	12,132,332

The accompanying notes are an integral part of these consolidated financial statements.

F3

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Deficit During the Development Stage	Total
Balance January 1, 2009	12,132,332	$121,323	$18,786,046	$(21,891,704)	$(989,375)	$(3,973,710)

Net loss	—	—	—	—	(2,199,351)	(2,199,351)
Issuance of stock*	—	—	11,480	—	—	11,480

Issuance of warrants			112,982	—	—	112,982

Stock based compensation for employees and directors	—	—	63,275	—	—	63,275

Balance at December 31, 2009	12,132,332	$121,323	$18,973,783	$(21,891,704)	$(3,188,726)	$(5,985,324)

Net loss	—	—	—	—	(1,613,231)	(1,613,231)

Issuance of stock	1,046,122	10,462	1,035,661	—	—	1,046,123

Gain on extinguishment of debt	—	—	(341,810)	—	—	(341,810)

Issuance of warrants	—	—	142,898	—	—	142,898

Stock based compensation for employees and directors	—	—	(34,066)	—	—	(34,066)

Balance at December 31, 2010	13,178,454	$131,785	$19,776,466	$(21,891,704)	$(4,801,957)	$(6,785,410)

    * Write-off of unrealized finder’s fee.

The accompanying notes are an integral part of these consolidated financial statements.

F4

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,		Cumulative from Re-entering of Development Stage on October 1, 2008 through December 31,
	2010	2009	2010

Cash flows from operations
Net loss	$(1,613,231)	$(2,199,351)	$(4,801,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,312	98,011	234,775
Stock compensation expense for employees and directors	(34,066)	63,275	57,588
Original issue discount	105,360	87,423	215,268
Warrant expense	62,044	—	62,044
Patent impairment	—	17,267	205,674
Disposal of sensor equipment	—	3,731	3,731
Gain on extinguishment of debt	(341,810)	—	(341,810)
Changes in operating assets and liabilities:
Accounts receivable	(25,000)	—	(25,000)
Prepaid expenses and other current assets	480	5,641	32,900
Accounts payable and accrued expenses	967,554	824,915	2,187,507

Net cash used in operating activities	(799,357)	(1,099,088)	(2,169,280)

Cash flows from investing activities
Purchases of property and equipment	—	—
Patent costs	(113,128)	(21,580)	(156,824)

Net cash used in investing activities	(113,128)	(21,580)	(156,824)

Cash flows from financing activities
Bank overdraft	—	(49,236)	—
Proceeds for shareholder loans and notes payable	130,000	331,665	576,665
Proceeds from officer loans and notes payable	401,500	283,900	710,400
Proceeds from other loans and notes payable	251,000	547,563	906,562
Proceeds and adjustment from sale of equity securities*	145,000	11,480	156,480

Net cash provided by financing activities	927,500	1,125,372	2,350,107

Increase/decrease in cash	15,015	4,704	24,003

Cash — beginning	4,704	—	(4,284)

Cash — ending	$19,719	$4,704	$19,719

Supplemental Cash Flow Information:
Non-cash financing activities	$—	$—	$—
Warrants issued in connection with notes payable and stock sales	$142,898	$112,892	$266,722
Converted promissory notes to common stock	$615,000	$—	$615,000
Converted interest to common stock	$286,122	$—	$286,122

* Includes write-off of unrealized finder’s fee of $11,480 in 2009
The accompanying notes are an integral part of these consolidated financial statements

F5

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

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

Our Life Science Group is developing PyraDerm, an advanced intradermal drug delivery system, to meet the needs of patients, health insurers, companies developing pharmaceuticals, as well as, governments and international health organizations. PyraDerm is designed to be a low-cost, effective, painless delivery system that can be self administered and easily stored while potentially providing pharmaceutical companies an extended patent position for their current drug formulations. We had previously demonstrated that PyraDerm system containing adjuvanted vaccine formulations is capable of improving the efficiency of immunization and providing a significant dose sparing effect in a relevant animal model. Technologies that reduce the required vaccine dose would allow faster and more efficient production of vaccines, which is especially important in case of vaccine shortages during epidemic emergencies, such as pandemic influenza. The results of these studies were published in 2009 in the Proceedings of the National Academy of Sciences of the USA serving as an important validation of our approach to intradermal vaccination.  In 2009 we had to scale down research and development efforts due to financial constraints and focused on the proof-of-concept stability studies of PyraDerm system and relevant formulation and process development activities. In 2010 Apogee, while still operating under the same conditions, has continued these efforts concentrating on the development of analytical and quality control systems, as well as further advancement of microneedle with improved stability. We believe that these development efforts are critically important for the successful commercialization of our microneedle platform. The Company also continued to pursue patent applications related to its technology. Upon completion of our studies, if successful, we intend to pursue licensing and partnership agreements for multiple product applications with pharmaceutical, and medical device companies, and government and world health organizations  interested in drug delivery systems and technologies.

We have operated as a technology research and development stage company since October 1, 2008.  We have not yet generated revenue from our principal operations. During the fiscal year ended December 31, 2010, we invested our limited resources predominately in the development of our Life Science Group.  As of March 31, 2009, we closed down operations of our Health Monitoring Products Group.  Costs associated with the closing of this group, as well as the termination of related employees are not material.  Our sole focus is and will remain on the development and growth of our Life Science Group.

Basis of Presentation

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Apogee has recurring operating losses, negative cash flows from operations, negative working capital of approximately $7.0 million and stockholder’s deficiency of approximately $6.8 million.  We are in arrears with substantially all of our vendors, and in default on a majority of our Promissory Notes and occasionally have been in arrears with payroll and related expenses.  Net losses were approximately $1.6 million and negative cash flows from operations were approximately $800,000 for the twelve months ended December 31, 2010.  This raises substantial doubt about our ability to continue as a going concern.    Given our current cash position, net losses and negative cash flows from operations and our outstanding current obligations, we will not be able to continue as a going concern without obtaining additional funding which is not assured.

F6

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

As of December 31, 2010, we had cash of approximately $20,000.  See Note 18 - Subsequent Events – Additional Financing.  As of March 31, 2011, we had cash of approximately $15,000.

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

We are attempting to secure sufficient financing to meet our current obligations and to continue development of our technology.  We have been working to obtain financing from outside investors for more than three years, but have not yet been successful.  In the interim, short-term debt financing provided primarily by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors and Mr. David Spiegel, as well as Mr. Robert Schacter, et al and others, is being utilized to pay operating expenses, primarily payroll and related expenses, preserve our intellectual property, maintain our technical capabilities and know-how, and support our technology development in accordance with our licensing agreement.  As more fully described in Note 18, during 2011 through March 29, 2011, we received a total of approximately $131,000 from Mr. Stein and $25,000 from Mr Spiegel in the form of loans.  There is no assurance that this short-term debt financing will continue.  Additionally, cost cutting measures, including deferral of salary for the CEO, deferral of capital expenditures, and reduced general spending were instituted during 2009 and continued during 2010.

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

F7

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

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

On December 8, 2010 our application to regain trading status on the OTC Bulletin Board was submitted to the Financial Industry Regulatory Authority (“FINRA”).  On January 21, 2011 we received notification from FINRA that our Common Stock was clear to enter quotations on the OTC Bulletin Board and OTC Link.

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

F8

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

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

Development Stage Company

Apogee follows the presentation and disclosure requirements of Accounting Standards Codification (“ASC”) ASC 915 “Accounting and Reporting by Development Stage Enterprises” as we are in the development stage therein as defined since October 1, 2008 and for the year ended December 31, 2010.

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

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.  Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax laws.  Allowances are recorded if recovery is uncertain.  See Note 13 – Income Taxes and Tax Loss Carryforwards.

F9

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding.  Potential common stock consists of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.  The calculation of diluted net loss per share excludes potential common stock as the effect is anti-dilutive. The weighted average number of shares of common stock outstanding used to compute basic loss per share for 2010 and 2009 was 12,695,064 and 12,132,332, respectively.

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

Contingencies

Apogee is involved in and/or indemnifies others in various legal proceedings.  Management assesses the probability of loss for such contingencies and recognizes a liability when a loss is probable and estimable.  See Note 10 – Legal and Related Indemnification Arrangements with our Executives and Others.

Advertising

Advertising costs are expenses when incurred and were not significant for the years ended December 31, 2010 and 2009.

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
December 31, 2010 and 2009

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

Recently Adopted Accounting Pronouncements and Regulations

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

3.	Accounts Receivable

Accounts Receivable was $25,000 at December 31, 2010 and $-0- at December 31, 2009.  No valuation reserve is required.

4.	Property and Equipment

Property and equipment at December 31, 2010 and December 31, 2009 are comprised of the following:

	December 31,	December 31,
	2010	2009

Equipment	$162,789	$162,789
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	92,892

	$310,671	$310,671

Less accumulated depreciation	(285,231)	(266,629))

	$25,440	$44,042

F11

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

Depreciation expense was $18,602 and $31,787 for the years ended December 31, 2010 and 2009, respectively.

The estimated useful lives of the classes of physical assets are as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease or useful life of asset

5.	Asset Impairment

We did not record any patent impairment charge for the year fiscal year ended December 31, 2010.  We recorded a patent impairment charge of approximately $17,000 at March 31, 2009.  These patent applications were related to our Health Monitoring Group which was closed down as of March 31, 2009.  In addition, for the twelve months ended December 31, 2010 and 2009, we amortized approximately $60,700 and $34,600, respectively, of patent application related expenses.

The value of patent costs is summarized in the table below:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value

December 31, 2009	$436,099	(71,855)	(245,674)	$118,570
December 31, 2010	$549,227	(132,565)	(245,674)	$170,988

Estimated amortization is as follows:

Year ended December 31,
2011	60,711
2012	60,711
2013	26,941
2014	22,625

6.         Accounts Payable and Accrued Expenses

Accrued expenses are included in accounts payable on the balance sheet. Accounts payable and accrued expenses are as follows:

Accounts Payable	December 31,	December 31,
	2010	2009

Legal and accounting expenses	$1,761,000	$1,691,000
Consulting expenses	53,000	70,000
Interest owed to Promissory Note holders	519,000	412,000
Corporate insurance	1,000	4,000
Director and Advisory Committee fees	155,000	100,000
Rent	106,000	70,000
Other expenses	570,000	420,000
	$3,165,000	$2,767,000

Accrued Expenses	December 31,	December 31,
	2010	2009

Accrued audit expenses	$29,000	$100,000
Accrued legal expenses	48,000	25,000
Accrued consulting expenses	65,000	46,000
Accrued Officer payroll and payroll taxes	447,000	134,000
Other accrued expenses	20,000	20,000
	$609,000	$325,000

F12

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

7.	Promissory Notes, Loans and Warrants

During the twelve months ended December 31, 2010, Apogee received $752,500, consisting of $401,500 from Mr. Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors, $130,000 from Mr. David Spiegel, a major shareholder, $126,000 from Max Scheuerer, $75,000 from Erica Stein and $20,000 from JAZFund LLC.  These promissory notes are payable upon demand, not subject to premium or penalty for prepayment, bear simple interest of 8% per annum, except for the promissory note to JAZFund LLC which bears interest of 12% per annum.  All are to be repaid in 180 days.  An additional 4% interest will be charged after maturity.

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

As a result of the above conversion, total unpaid interest of approximately $519,000 is due as of December 31, 2010, consisting of $127,000 to Mr. Stein, $339,000 to Mr. Spiegel and $53,000 to others.

In addition to loans, we received $145,000, consisting of $100,000 from TYJO Corp. Money Purchase Pension Plan and $45,000 from others, for the purchase of one hundred forty-five thousand (145,000) shares of Apogee Technology, Inc. Common Stock at $1.00 per share.

F13

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

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

In addition, unpaid rent and utilities of approximately $106,000 and $66,000, respectively, are owed to Mr. Spiegel as of December 31, 2010.

Through December 31, 2010, Apogee has received total proceeds from loans and promissory notes and stock purchases of approximately $4.0 million, consisting of approximately $3.3 million in loans and promissory notes and $760,000 in stock purchases.  The loans and promissory notes outstanding at December 31, 2010 consisted of approximately $1.3 million, $1.5 million and $500,000 in loans and promissory notes from Mr. Spiegel, Mr. Stein, and others, respectively.

As of December 31, 2010, promissory notes in the amount of $2.9 million are in default and accruing post-maturity interest.

		Promissory Notes and Loans Due To David Spiegel

			Initial	Current
Date of Promissory Note	Amount	Maturity Date	Interest Rate	Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	12.00%
December 21, 2009	68,000	June 19, 2010	8.00%	12.00%
December 29, 2009	4,665	July 24, 2010	8.00%	12.00%
April 16, 2010	16,000	October 13, 2010	8.00%	12.00%
June 4, 2010	14,000	December 1, 2010	8.00%	12.00%
August 11, 2010	100,000	February 7, 2011	8.00%	8.00%
	$1,346,665

F14

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

		Promissory Notes and Loans Due To Herbert M. Stein

			Initial	Current
Date of Promissory Note	Amount	Maturity Date	Interest Rate	Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16, 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	12.00%
December 21, 2009	83,500	June 19, 2010	8.00%	12.00%
January 25, 2010	79,000	July 24, 2010	8.00%	12.00%
February 22, 2010	66,000	August 21, 1010	8.00%	12.00%
April 16, 2010	86,500	October 13, 2010	8.00%	12.00%
June 4, 2010	116,000	December 1, 2010	8.00%	12.00%
August 11, 2010	45,700	February 7, 2011	8.00%	8.00%
September 22, 2010	6,300	March 21, 2011	8.00%	8.00%
November 18, 2010	9,000	May 17, 2011	8.00%	8.00%
January 6, 2011	20,000	July 5, 2011	8.00%	8.00%
	$1,470,400

F15

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

		Promissory Notes and Loans Due To Others

			Initial	Current
Date of Promissory Note	Amount	Maturity Date	Interest Rate	Interest Rate

July 28, 2008	$20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 5, 2009	8.00%	12.00%
February 17, 2009	37,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009**	61,500	October 10, 2009	8.00%	12.00%
May 18, 2009	32,500	November 14, 2009	8.00%	12.00%
November 5, 2009	70,000	May 4, 2010	8.00%	12.00%
December 21, 2009	2,563	June 19, 2010	8.00%	12.00%
June 4, 2010*	20,000	December 1, 2010	12.00%	16.00%
November 18, 2010	126,000	May 17, 2011	8.00%	8.00%
January 6, 2011	75,000	July 5, 2011	8.00%	8.00%
	$451,563

The promissory notes issued to Messrs. Stein, Spiegel and Others from December 11, 2007 through December 31, 2009 for an aggregate of $2.4 million are incurring a post-maturity rate of interest of 12% compounded monthly.  The promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 90 days for the December 11, 2007 and 180 days for the remaining promissory notes.   The effective interest rate for 2010 was approximately 14%.

*The promissory notes issued to JAZFund LLC on April 13, 2009 and June 4, 2010 in the amounts of $30,000 and $20,000, respectively, are incurring a post-maturity rate of 16% compounded monthly.  These promissory notes originally were issued with simple interest of 12% per year and were to be repaid in cash after 180 days.

The following tables represent the net payable from promissory notes and loans as of December 31, 2010.

F16

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

	Officer Loans Herbert M. Stein	Shareholder Loans David Spiegel	Loans Other	Total

Total proceeds from Loans and Promissory Notes	$1,470,400	$1,346,665	$451,563	$3,268,628
Discount (Fair Market Value of Warrants)	(266)	(222)	(12,989)	(13,477)
	$1,470,134	$1,346,443	$438,574	$3,255,151

In connection with the issuance of the promissory notes and the sale of Apogee Technology, Inc. common stock, we issued warrants to purchase additional shares of our common stock.  Each warrant expires three years from issue date with an exercise price of $1.00 per share.  As of December 31, 2010, these warrants represent, in the aggregate, an underlying one hundred nineteen thousand six hundred sixty-six (119,666) shares of common stock for Mr. Spiegel, an underlying one hundred twenty-two thousand forty (120,040) shares of common stock for Mr. Stein, an underlying three hundred thirty-four thousand five hundred (334,500) shares of common stock for Mr. Schacter, and an underlying one hundred seventy-seven thousand three hundred six (177,306) shares of common stock for others.  These warrants were issued as additional consideration for the notes.  These warrants include customary terms and include a cashless or net exercise provision for exercise.  Holders of these warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares.  The values of these warrants were determined by using the Black Scholes valuation model.  Warrants associated with the issuance of the promissory notes were issued at approximately 10% to 50% of the funds received.

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

F17

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

			David Spiegel

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	10,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	3,867.00
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	6,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	2,310.75
June 18, 2008	5,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,698.50
July 15, 2008	5,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	2,714.50
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.54508%	$0.4481	2,240.50
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	3,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	1,200.85
January 6, 2009	8,000	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	3,652.80
March 19, 2009	6,400	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	2,596.48
May 19, 2009	3,500	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	1,500.80
June 10, 2009	2,500	$0.60	3 Years	$1.00	2.00	126.10551%	$0.3959	989.75
July 1, 2009	3,200	$0.87	3 Years	$1.00	1.57	128.93341%	$0.6295	2,014.40
November 5, 2009	10,300	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	7,911.43
December 21, 2009	6,800	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	5,459.72
January 25, 2010	466	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	338.69
April 16, 2010	1,600	$0.90	3 Years	$1.00	1.56	136.43020%	$0.6800	1,088.00
June 4, 2010	1,400	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	523.60
August 11, 2010	10,000	$0.30	3 Years	$1.00	0.81	157.16541%	$0.2115	2,115.00
Total	119,666							$56,056.82

			Herbert M. Stein

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

February 21, 2008	10,000	$0.65	3 Years	$1.00	2.23	98.45824%	$0.3462	$3,462.00
March 20, 2008	5,000	$0.70	3 Years	$1.00	1.71	99.87467%	$0.3867	1,933.50
April 1, 2008	5,000	$0.85	3 Years	$1.00	1.94	100.00925%	$0.5042	2,526.00
May 15, 2008	5,000	$0.83	3 Years	$1.00	2.70	102.78266%	$0.5036	2,518.00
June 16, 2008	3,500	$0.63	3 Years	$1.00	3.33	104.12541%	$0.3555	1,244.25
June 18, 2008	4,000	$0.61	3 Years	$1.00	3.19	104.07197%	$0.3397	1,358.80
July 15, 2008	3,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	1,628.70
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.545 08%	$0.4481	2,240.50
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	2,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	857.75
February 2, 2009	3,000	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	1,256.40
February 17, 2009	1,000	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	521.90
March 19, 2009	2,590	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	1,050.76
April 13, 2009	3,300	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,144.77
May 18, 2009	1,200	0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	514.56
July 1, 2009	2,000	$0.87	3 Years	$1.00	1.57	128.93341%	$0.6295	1,259.20
November 5, 2009	4,250	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	3,264.43
December 21, 2009	8,350	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	6,704.22
January 25, 2010	7,900	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	5,741.72
February 22, 2010	6,600	$0.70	3 Years	$1.00	1.48	134.43818%	$0.5011	3,307.26
April 16, 2010	8,650	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	5,882.00
June 4, 2010	11,600	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	4,338.40
August 11, 2010	4,570	$0.30	3 Years	$1.00	0.81	157.16541%	$0.2115	966.56
September 22, 2010	630	$0.45	3 Years	$1.00	0.68	166.23169%	$0.3527	222.20
November 18, 2010	900	$0.35	3 Years	$1.00	0.77	170.06822%	$0.2709	243.81
Total	120,040							$59,515.74

F18

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

			Robert Schacter et al*

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

September 5, 2008	14,000	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	$7,565.60
October 27, 2008	25,000	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	8,577.50
January 8, 2009	25,000	$0.90	3 Years	$1.00	1.16	108.85621%	$0.5777	14,442.50
February 2, 2009	12,500	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	5,235.00
February 17, 2009	12,500	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	6,523.75
March 19, 2009	12,500	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	5,071.25
April 13, 2009	5,000	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,734.50
June 10, 2009	6,250	$0.60	3 Years	$1.00	2.00	126.10551%	$0.3959	2,474.38
November 5, 2009	20,000	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	15,362.00
June 4, 2010	25,000	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	9,350.00
June 4, 2010	151,750	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	56,754.50
July 9, 2010	12,500	$0.55	3 Years	$1.00	1.03	156.64976%	$0.4240	5,300.00
September 22, 2010	12,500	$0.45	3 Years	$1.00	0.68	166.23169%	$0.3527	4,408.75
Total*	334,500							$142,799.73

*322,500 warrants issued in the name of TYJO Corporation Money Purchase Pension Plan, 6,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and 6,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA.

F19

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

			Others

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value
July 28, 2008	2,000	$0.75	3 Years	$1.00	2.90	104.54508%	$0.4460	$ 892.00
October 27, 2008	600	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	205.86
January 6, 2009	50	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	22.83
February 17, 2009	8,950	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	4,671.01
March 19, 2009	50	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	20.29
April 13, 2009	10,650	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	3,694.49
May 18, 2009	3,200	$0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	1,372.15
May 19 2009	50	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	21.44
November 5, 2009	16,000	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	12,289.60
December 21, 2009	256	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	205.54
January 25, 2010	7,500	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	5,451.00
June 4, 2010	27,500	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	10,285.00
July 21, 2010	22,500	$0.55	3 Years	$1.00	0.91	156.39589%	$0.4233	9,524.00
September 22, 2010	15,000	$0.45	3 Years	$1.00	0.68	166.23169%	$0.3527	5,290.50
November 18, 2010	63,000	$0.35	3 Years	$1.00	0.77	170.06822%	$0.2709	17,066.70
Total	177,306							$70,012.41

The carrying value of the notes and loans payable approximate fair value due to their short-term maturity.

8.	Stockholders’ Deficiency

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

In 2009, $11,480 of accrued potential finder’s fees associated with the 2008 private placement was adjusted to additional paid-in capital.

Promissory Note Conversion

Mr. Robert Schacter requested that the $545,000 in Promissory Notes issued in the name of Robert Schacter (TYJO Corp. Money Purchase Pension Plan), and $20,000 each issued in the names of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA be converted to shares of Apogee Common Stock.  On June 4, 2010 the Board of Directors approved this transaction and authorized the issuance of 585,000 shares of Apogee Technology, Inc. Common Stock at a price of $1.00 per share.  The closing price on June 4, 2010 was $0.50; accordingly, we recorded a $292,500 gain on extinguishment of this debt at June 30, 2010.  As of December 31, 2010, 685,000 shares of Apogee Common Stock have been issued to Mr. Robert Schacter et al.

F20

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

Mr. Friedrich Reiner requested that his $30,000 Promissory Note be converted into shares of Apogee Common Stock.   On September 22, 2010 the Board of Directors approved this transaction and authorized the issuance of 30,000 shares of Apogee Technology, Inc. Common Stock at a price of $1.00 per share.  The closing price on September 22, 2010 was $0.45; therefore, we recorded a $16,500 gain on extinguishment of debt at September 30, 2010. As of December 31, 2010, 50,000 shares of Apogee Common Stock have been issued to Mr. Reiner.

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

Stock Options

During the twelve months ended December 31, 2010 and December 31, 2009 no stock options were awarded.

9.         Related Party Transactions

Apogee rents its facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, we are renting the facility on a month-to-month basis.  Rent expense was $52,800 for the each fiscal year ended December 31, 2010 and 2009.  Rent has been accrued and remains unpaid since January 2009 totaling $105,600 through December 31, 2010.  See also Note 7 – Promissory Notes, Loans and Warrants from Officers and Significant Stockholders.

F21

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

10.	Legal and Related Indemnification Arrangements with our Executives and Others

Apogee assumed and if necessary will continue to assume the final legal costs and related expenses of Herbert M. Stein, in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein, Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment.  Through December 31, 2010, we have incurred approximately $914,000 toward this indemnification.  For the twelve months ended December 31, 2010 and 2009, we incurred approximately $3,000 and $122,000, respectively, toward this indemnification.

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

On May 19, 2009, the Securities and Exchange Commission (“commission”) filed a settled enforcement action against Apogee, one employee, and one former employee (“Others”) in connection with Apogee’s prior revenue recognition practices.  Each of the defendants has agreed to settle this matter, without admitting or denying the allegations of the Commission’s complaint.  Apogee and others agreed to the entry of a final judgment permanently enjoining them from variously violating or aiding and abetting violations of Sections of the Securities Act of 1933, and Sections of the Securities Exchange Act of 1934, and various Rules.  The others also agreed to financial and other sanctions.  Through December 31, 2010, we have incurred approximately $554,000 toward this indemnification.  For the twelve months ended December 30, 2010 we did not incur any legal expenses associated with this indemnification.  This compares to approximately $1,600 for the twelve months ended December 31, 2009.

As of March 31, 2009, Apogee’s Directors and Officers Liability Insurance was cancelled due to non-payment.  Apogee may be required to pay any uninsured claims and related costs.

F22

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

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

As noted above, the Company, on December 18, 2009, filed its delinquent financial report on Form 10-K for the year ended December 31, 2008. This report contained a Disclaimer of Opinion by its Independent Accountants due to significant uncertainty as to the Company’s ability to be a going concern.  On April 16, 2010 the SEC issued an Order for an Administrative Hearing based on a claim that the filing as well as Form 10-Q’s for the first three quarters of 2009, which had been filed on January 15, 2010, were materially deficient due to the Disclaimer of Opinion and thus the filings remained delinquent.  The Disclaimer of Opinion was removed on a subsequent filing.  The Company was also delinquent on its Form 10-K for the Year ended December 31, 2009. An Order of Suspension of trading in the Company’s securities was enacted at that time.  The Company also did not file its Form 10-Q for the quarter ended March 31, 2010 and June 30, 2010.

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

On December 8, 2010 our application to regain trading status on the OTC Bulletin Board was submitted to the Financial Industry Regulatory Authority (“FINRA”).  Subsequently, on January 21, 2011 we received notification from FINRA that our Common Stock was clear to enter quotations on the OTC Bulletin Board and OTC Link.

11.	Loss Per Common Share

See Note 2 – Loss Per Share

F23

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

12.         Employee Retirement 401(k) Plan

Apogee sponsors a 401(k) retirement plan for the benefit of its employees.  The plan imposes no contribution requirement or liability upon Apogee.  Plan participation is voluntary and unconditional to all employees over 18 and plan contributions are discretionary to the limits allowed by the Internal Revenue Code and are immediately 100% vested. There were no employer contributions during 2010 or 2009.

13.         Tax Loss Carryforwards

The components of the approximate provision (benefit) for income tax expense (income) consisted of the following:

	Years Ended
	December 31, 2010	December 31, 2009

Federal deferred	(476,000)	$(800,000)
State deferred	(84,000)	(100,000)
Increase in valuation allowance	560,000	900,000

Provision (benefit) for income taxes	$—	$—

A reconciliation of the approximate statutory federal rate to the effective rate for all periods is as follows:

Statutory Federal rate benefit	34%
State, net of Federal effect	6
Valuation allowance for period	(40)

Effective rate	—%

The significant components of our approximate deferred assets consist of the following:

	December 31,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	8,000,000	$7,300,000
Research and development credits and other	1,000,000	1,000,000
Less valuation reserve	(9,000,000)	(8,300,000)

Net deferred tax assets	$—	$—

The valuation reserve increased by approximately $700,000 in 2010, primarily due to the generation of net operating loss carryforwards and credits for which realization is not reasonably assured.

The following approximates the net loss carryforwards we have available in the future for Federal and State tax purposes.

	December 31,	December 31,
	2010	2009
Net operating loss carryforwards
Federal	$22,000,000	$21,000,000
State	$15,000,000	$14,000,000

F24

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
Business credits available in the future
Federal	$960,000	$960,000
State	$300,000	$40,000

The net operating loss carryforwards will begin to expire in 2017 for Federal tax purposes and in 2011 for State tax purposes at a rate of approximately $1 million per year through 2025, increasing thereafter through 2030.  The Federal and State credits will begin to expire in 2018.

Significant changes in our ownership, future changes in tax laws and regulations and the alternative minimum tax, may substantially reduce the available carryforwards, tax credits and related tax benefits.

14.           Supplemental Cash Flow Information

For the fiscal year ended December 31, 2010 we recorded approximately $500,000 in interest expense, all of which remains unpaid.

15.           Stock Based Compensation

Included in our net loss for the year ended December 31, 2010 was a stock based compensation charge of approximately $24,000 due to the adoption of ASC Topic 718 (formerly SFAS 123(R)).  This amount was offset by a “true-up” reduction of $58,000 as a result of a higher realized forfeiture rate applied to existing options.  This compares to a compensation charge of approximately $63,000 for the year ended December 31, 2009.

A summary of the Apogee’s stock compensation activity with respect to the twelve months ended December 31, 2010 and 2009 follows:

Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2008	3,068,100	$4.4048	5.1333
Granted	—	—	—
Exercised	—	—	—
Cancelled, forfeited or expired	(138,600)	(1.5838)	—
Outstanding at December 31, 2009	2,929,500	4.5383	4.1215
Granted	—	—	—
Exercised	—	—	—
Cancelled, forfeited or expired	(142,900)	(1.9209)	—
Outstanding at December 31, 2010	2,786,600	4.6725	3.2594

Vested at December 31, 2010	2,623,800	4.9047	3.0271

Exercisable at December 31, 2010	2,623,800	$4.9047	3.0271

F25

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

The following table summarizes information about options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Vested	Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.45 — 1.69	929,000	5.9039	$0.9899	766,200	$1.0026
$2.71 — 6.50	1,262,600	1.2868	5.3971	1,262,600	5.3971
$8.45 — 12.15	595,000	3.3163	8.8849	595,000	8.8849

Total at December 31, 2010	2,786,600	3.2594	$4.6725	2,623,800	$4.9048

Apogee did not grant options during the twelve months ended December 31, 2010 and 2009.  No options were exercised during twelve months ended December 31, 2010 and 2009.  In addition, during the twelve months ended December 31, 2010, options to purchase 111,200 shares of Apogee common stock vested. The weighted average fair value of these options was $0.7870.  During the twelve months ended December 31, 2010 options to purchase 142,900 shares of Apogee common stock were cancelled including 120,400 which expired.  As of December 31, 2010, approximately 162,800 options to purchase approximately 162,800 shares of Apogee common stock with an approximate value of $27,000 are not yet vested.

16.         Commitments and Contingencies

Leases

We did not have any operating leases at December 31, 2010 or December 31, 2009.

Employment Contract

On June 7, 2004, Apogee entered into a three-year employment contract with its chief executive officer and president whereby he will receive an annual salary of $295,000.  Apogee’s board of directors will annually consider granting increases in salary, as well as potential bonuses.  In June of 2008, in order to reduce overhead expenses, a 20% pay cut was imposed on most officers and employees including the chief executive officer.  In addition, Mr. Herbert M. Stein has not drawn cash compensation from Apogee since June 30, 2009.  This employment contract automatically renews for successive periods of two years unless either party notifies the other of its intension not to renew.  As part of the salary reduction implemented in 2009 Mr. Stein’s salary was reduced by 20%.  Effective as of November 3, 2010 Mr. Stein returned to full-time status.  Mr. Stein has not drawn cash compensation from Apogee since June 30, 2009.  We have accrued Mr. Stein’s salary and related taxes.  As of December 31, 2010 we have accrued approximately $447,000 in accrued salary and related taxes.

F26

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

17.           Supplementary Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for the 12 months ended December 31, 2010 and 2009 are as follows: (in thousands, except per share data):

	2010
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue	$—	$15	$25	$25
Costs and expenses	329	356	371	406
Operating loss	(329)	(340)	(346)	(381)
Net loss	(456)	(197)	(456)	(504)
Basic and diluted loss per common share	(0.04)	(0.02)	(0.03)	(0.04)

	2009
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue	$—	$—	$—	$—
Costs and expenses	606	432	415	362
Operating loss	(606)	(432)	(415)	(362)
Net loss	(691)	(529)	(512)	(467)
Basic and diluted loss per common share	(0.06)	(0.04)	(0.04)	(0.04)

18.           Subsequent Events

Additional Financings

The following table details all financings subsequent to our year ended December 31, 2010:

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
Herbert M. Stein*
March 4, 2011	$ 27,100
March 10, 2011	26,000
March 15, 2011	15,000
March 16, 2011	12,500
March 28, 2011	50,000
	$130,600

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant	Note	Date	Interest	Warrants	Rate	Volatility	Warrant	Warrants
David Spiegel*
March 29, 2011	$ 25,000

* Date funds received

SEC – Investor Complaint

We received a letter dated January 21, 2011 from the SEC informing us that one of our investors, Mr. Max Scheuerer had filed a complaint alleging that the $126,000 investment he made on October 13, 2010 had been classified as a loan but it was his understanding that it was for the purchase of stock.  He further stated that Apogee had refused to return the $126,000 investment and that we did not provide him any documentation evidencing the transaction.

On February 9, 2011 we responded to the SEC providing a detailed memorandum including a chronology of events and documentation supporting our claim that we did not misrepresent Mr. Scheuerer’s investment.  We further offered to rectify the situation by converting his investment to common stock.

F27

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

OTC Bulletin Board

On January 21, 2011 we received notification from FINRA that our Common Stock was clear to enter quotations on the OTC Bulletin Board and OTC Link.

F28