Form 10-Q
period 2011-06-30
APOGEE TECHNOLOGY INC
filed 2011-08-15
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  13,178,454 shares of common stock as of August 1, 2011 were outstanding.

APOGEE TECHNOLOGY, INC.
 (A Development Stage Company)

 PART I                                                        FINANCIAL INFORMATION

 Item 1.                                                            Financial Statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$1,147	$19,719
Accounts Receivable	—	25,000
Prepaid expenses and other current assets	1,000	2,213

Total current assets	2,147	46,932

Property and equipment, net	17,343	25,440

Other assets
Patents, net	161,224	170,988

	$180,714	$243,360

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$4,321,614	$3,773,620
Officer loans and notes payable	1,665,000	1,470,134
Shareholder loans and notes payable	1,371,665	1,346,443
Other loans and notes payable	435,496	438,573

Total current liabilities	7,793,775	7,028,770

Stockholders’ deficiency
Preferred stock, par value $0.0001 per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 40,000,000 shares authorized, 13,178,454 issued and outstanding at June 30, 2011 and at December 31, 2010	131,785	131,785
Additional paid-in capital	19,828,868	19,776,466
Accumulated deficit	(21,891,704)	(21,891,704)
Accumulated deficit during development stage	(5,682,010)	(4,801,957)

Total stockholders’ deficiency	(7,613,061)	(6,785,410)
	$180,714	$243,360

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from Re-entering Development Stage on October 1, 2008 to June 30, 2011
	2011	2010	2011	2010

Revenues
Product sales	$—	$—	$—	$—	$—
Consulting	45,000	15,000	65,000	15,000	130,000

	45,000	15,000	65,000	15,000	130,000

Costs and expenses
Research and development	115,576	75,534	219,964	198,105	1,828,313
Selling, general and administrative	223,460	280,198	489,277	486,456	3,074,980

	339,036	355,732	709,241	684,561	4,903,293

Operating loss	(294,036)	(340,732)	(644,241)	(669,561)	(4,773,293)

Other income (expense)

Gain on extinguishment of debt	—	325,310	—	325,310	341,810
Warrant Expense	—	(56,754)	—	(56,754)	(62,044)
Interest and other expense	(115,023)	(124,784)	(236,858)	(252,595)	(1,194,354)
Interest and other income	1,000	325	1,046	824	5,871

	(114,023)	144,097	(235,812)	16,785	(908,717)

Net loss	$(408,059)	$(196,635)	$(880,053)	$(652,776)	$(5,682,010)

Accumulated deficit - beginning	$(27,165,655)	$(25,536,571)	$(26,693,661)	$(25,080,430)	$—

Accumulated deficit - ending	$(27,573,714)	$(25,733,206)	$(27,573,714)	$(25,733,206)	$(5,682,010)

Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.07)	$(0.05)

Weighted average common shares outstanding - basic and diluted	13,178,454	12,336,460	13,178,454	12,234,960

The accompanying notes are an integral part of these consolidated financial statements.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	SIX MONTHS ENDED JUNE 30,		Cumulative from Re-entering Development Stage on OCTOBER 1, 2008 through
	2011	2010	JUNE 30, 2011

Cash flows from operations
Net loss	$(880,053)	$(652,776)	$(5,682,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,861	34,897	274,635
Stock compensation expense for employees and directors	48,819	(46,302)	106,408
Original issue discount	992	65,219	216,260
Warrant Expenses	—	56,754	62,044
Patent impairment	—	—	205,674
Disposal of sensor equipment	—	—	3,731
Gain on extinguishment of debt	—	(325,310)	(341,810)
Changes in operating assets and liabilities:
Accounts receivable	25,000	—	—
Prepaid expenses and other current assets	1,213	495	34,113
Accounts payable and accrued expenses	547,996	475,885	2,735,502

Net cash (used) in operating activities	(216,172)	(391,138)	(2,385,453)

Cash flows from investing activities
Patent costs	(22,000)	(83,128)	(178,824)

Net cash (used) by investing activities	(22,000)	(83,128)	(178,824)

Cash flows from financing activities
Proceeds for shareholder loans and notes payable	25,000	30,000	601,665
Proceeds from officer loans and notes payable	194,600	320,500	905,000
Proceeds from other loans and notes payable	—	75,000	906,563
Proceeds and adjustment from sale of equity securities	—	50,000	156,480

Net cash provided by financing activities	219,600	475,500	2,569,708

Increase (decrease) in cash	(18,572)	1,234	5,431

Cash — beginning	19,719	4,704	(4,284)

Cash— ending	$1,147	$5,938	$1,147

Supplemental Cash Flow Information:
Non-cash financing activities
Warrants issued in connection with notes payable and stock sales	$3,582	$103,060	$270,304
Converted promissory notes to common stock	$—	$585,000	$615,000
Converted interest to common stock	$—	$286,122	$286,122

The accompanying notes are an integral part of these consolidated financial statements

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and June 30, 2010

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

Our Life Science Group is developing PyraDerm, an advanced intradermal drug delivery system, to meet the needs of patients, health insurers, companies developing pharmaceuticals, as well as, governments and international health organizations. PyraDerm is designed to be a low-cost, effective, painless delivery system that can be self administered and easily stored while potentially providing pharmaceutical companies an extended patent position for their current drug formulations. We had previously demonstrated that PyraDerm system containing adjuvanted vaccine formulations is capable of improving the efficiency of immunization and providing a significant dose sparing effect in a relevant animal model. Technologies that reduce the required vaccine dose would allow faster and more efficient production of vaccines, which is especially important in case of vaccine shortages during epidemic emergencies, such as pandemic influenza. The results of these studies were published in 2009 in the Proceedings of the National Academy of Sciences of the USA serving as an important validation of our approach to intradermal vaccination.  In 2009 we had to scale down research and development efforts due to financial constraints and focused on the proof-of-concept stability studies of PyraDerm system and relevant formulation and process development activities. In 2010 and continuing in 2011, Apogee, while still operating under the same conditions, has continued these efforts concentrating on the development of analytical and quality control systems, as well as further advancement of our microneedle with improved stability. We believe that these development efforts are critically important for the successful commercialization of our microneedle platform.  Apogee also continued to pursue patent applications related to our technology. Upon completion of our studies, if successful, we intend to pursue licensing and partnership agreements for multiple product applications with pharmaceutical, and medical device companies, and government and world health organizations  interested in drug delivery systems and technologies.

We have operated as a technology research and development stage company since October 1, 2008.  We have not yet generated revenue from our principal operations. During the fiscal year ended December 31, 2010 and continuing in 2011, we invested our limited resources in the development of our Life Science Group.

Basis of Presentation

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Apogee has recurring operating losses, negative cash flows from operations, negative working capital of approximately $7.8 million and stockholder’s deficiency of approximately $7.6 million.  We are in arrears with substantially all of our vendors, and in default on a majority of our Promissory Notes and occasionally have been in arrears with payroll and related expenses.  Net losses were approximately $880,000 and negative cash flows from operations were approximately $216,000 for the six months ended June 30, 2011.  This raises substantial doubt about our ability to continue as a going concern.    Given our current cash position, net losses and negative cash flows from operations and our outstanding current obligations, we will not be able to continue as a going concern without obtaining additional funding which is not assured.

As of June 30, 2011, we had cash of approximately $1,000.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and June 30, 2010

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

We are attempting to secure sufficient financing to meet our current obligations and to continue development of our technology.  We have been working to obtain significant long-term financing from outside investors for more than three years, but have not yet been successful.  In the interim, short-term debt financing provided primarily by two of Apogee’s significant shareholders, including our President, Chief Executive Officer and Chairman of the Board of Directors Mr. Herbert M. Stein and Mr. David Spiegel, and other individuals, is being utilized to pay operating expenses.  There is no assurance that this short-term debt financing will continue.  Additionally, cost cutting measures, including accrual and deferral of salary for the CEO, deferral of capital expenditures, and reduced general spending were instituted during 2009 and will continue until such time as sufficient funding is secured.

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
June 30, 2011 and June 30, 2010

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

Recent Accounting Pronouncements

In January 2011, the Company adopted a new U.S. GAAP accounting standard which revises the accounting guidance for milestone revenue recognition with no material effect upon our financial statements. The new guidance allows for revenue recognition contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive.  The Company adopted this guidance beginning with agreements entered into on or after January 1, 2011. This standard may impact the Company in the event it completes future transactions or collaborative relationships that include milestone payments.

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-04 (ASU 2011-4), Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to provide a uniform framework for fair value measurements and related disclosures between U.S. GAAP and International Financial Reporting Standards (IFRS). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 requires prospective application for interim and annual periods beginning on or after December 15, 2011. The Company is currently evaluating the impact that ASU 2011-04 will have on its financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05 (ASU 2011-05), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 amends existing guidance by allowing an entity the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU No. 2011-05 requires retrospective application and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its financial position or results of operations.

Revenue Recognition

Consulting and licensing revenue is recognized as services are performed.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and June 30, 2010

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

Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common stock outstanding during the period.  Diluted net loss per share is computed based on the weighted average number of common stock and dilutive potential common stock outstanding.  Potential common stock consists of incremental common stock issuable upon the exercise of stock options and common stock issuable upon the exercise of common stock warrants.  The calculation of diluted net loss per share excludes potential common stock as the effect is anti-dilutive. The weighted average number of shares of common stock outstanding used to compute basic loss per share for the three months ended June 30, 2011 and 2010 was 13,178,454 and 12,334,960, respectively.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and June 30, 2010

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

Advertising

Advertising costs are expenses when incurred and were not significant for the three and six months ended June 30, 2011 and 2010.

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

Stock-Based Compensation

Apogee accounts for stock-based compensation for employees in accordance with ASC Topic 718, "Compensation-Stock Compensation” using the modified prospective method.  Under the fair value recognition provision of ASC Topic 718, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense as it is earned over the requisite service period, which is the vesting period. The fair value of the options on their grant date is measured using the Black-Scholes option-pricing model, which we believe yields a reasonable estimate of the fair value of the grants made. The valuation provisions of ASC Topic 718 apply to grants issued since January 1, 2006 (the effective date) and to grants that were outstanding as of that date that are subsequently modified. Estimated compensation expense for grants that were outstanding as of the effective date will be recognized over the remaining vesting period.

Non-employee stock-based compensation is accounted for in accordance with ASC Topic 505, "Equity-based payments to Non-Employees."  In accordance with this topic, cost recognized for non-employee share-based payment transactions is determined by the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.

Apogee’s stock compensation activity with respect to the three months ended June 30, 2011 is summarized below:
Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2010	2,786,600	$4.6725
Granted	—
Exercised	—
Cancelled or expired	(369,000)	6.3054
Outstanding at June 30, 2011	2,417,600	$4.4233	2.9888

Vested at June 30, 2011	2,266,400	$4.6568	2.7478

Exercisable at June 30, 2011	2,266,400	$4.6568	2.7478

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and June 30, 2010

The following table summarizes information about options outstanding as of June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Term	Price	Exercisable	Price

$0.45 — 1.69	906,000	5.4050	$0.9958	754,800	$1.0102
$2.71 — 6.50	1,016,600	0.9185	$5.3026	1,016,600	$5.3026
$8.45 — 12.15	495,000	2.8184	$8,8909	495,000	$8.8909

Total at June 30, 2011	2,417,600	2.9888	$4.4233	2,266,400	$4.6568

Apogee did not grant options during the six months ended June 30, 2011 and 2010.  No options were exercised during six months ended June 30, 2011 and 2010.  During the six months ended June 30, 2011, options to purchase eleven thousand six hundred (11,600) shares of Apogee common stock vested. The weighted average fair value of these options was $0.8276. During the six months ended June 30, 2011 options to purchase three hundred sixty-nine thousand (369,000) shares of Apogee common stock expired.  As of June 30, 2011, approximately 151,200 options to purchase approximately 151,200 shares of Apogee common stock with an approximate value of $18,002 are not yet vested.

Fair value of financial instruments

Carrying amounts of certain of the our financial instruments, including cash, loans and accounts payable, approximate their fair values due to their relative short maturities and based upon comparable market information available at the respective balance sheet dates. We do not hold or issue financial instruments for trading purposes.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared to the recent accounting pronouncements described in our Form 10-K, that are of significance, or potential significance to Apogee.

3. Property and Equipment

Property and equipment at June 30, 2011 and December 31, 2010 are comprised of the following:

Property and Equipment	June 30,	December 31,
	2011	2010

Equipment	$162,790	$162,789
Software	32,943	32,943
Furniture and fixtures	22,047	22,047
Leasehold improvements	92,892	92,892

	$310,672	$310,671

Less accumulated depreciation	(293,329)	(285,231)

	$17,343	$25,440

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and June 30, 2010

Depreciation expense was approximately $4,000 and $8,100 for the three and six months ended June 30, 2011, respectively, compared to approximately $4,600 and $9,100 for the three and six months ended June 30, 2010, respectively.

The estimated useful lives of the classes of physical assets were as follows:

Description	Depreciable Lives

Equipment	5 years
Software	3 years
Furniture and fixtures	7 years
Leasehold improvements	Term of lease

4. Asset Impairment

We did not record any patent impairment charge at June 30, 2011.  For the three and six months ended June 30, 2011 we amortized approximately $16,400 and $31,800, respectively, of patent application related expenses.  This compares to approximately $14,200 and $25,800 of patent application related expenses for the three and six months ended June 30, 2010, respectively.

Patent costs are summarized in the table below:

	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment	Net Book Value

December 31, 2010	$549,227	(132,565)	(245,674)	$170,988
June 30, 2011	$571,227	(164,329)	(245,674)	$161,224

Estimated amortization is as follows:

Year ended December 31,
Six months ended December 2011	33,346
2012	65,110
2013	31,342
2014	27,026
2015	4,400

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and June 30, 2010

5. Accounts Payable and Accrued Expenses

Accrued expenses are included in accounts payable on the balance sheet. Accounts payable and accrued expenses are as follows:

Accounts Payable	June 30,	December 31,
	2011	2010

Legal and accounting	$1,747,000	$1,761,000
Consulting expenses	58,000	53,000
Interest owed to Promissory Note holders	755,000	519,000
Corporate insurance expenses	1,000	1,000
Director and Advisory Committee fees	184,000	155,000
Rent expenses	132,000	106,000
Other expenses	681,000	570,000

	$3,558,000	$3,165,000

Accrued Expenses	June 30,	December 31,
	2011	2010

Accrued audit expenses	$32,000	$29,000
Accrued legal expenses	50,000	48,000
Accrued consulting expenses	71,000	65,000
Accrued payroll and payroll taxes	592,000	447,000
Other accrued expenses	18,000	20,000

	$763,000	$609,000

6. Promissory Notes, Loans and Warrants

During the six months ended June 30, 2011, Apogee received $194,000 in proceeds from unsecured interest-bearing promissory notes from Mr. Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Directors and $25,000 from Mr. David Spiegel, a major shareholder.  These promissory notes are payable upon demand, not subject to premium or penalty for prepayment, bear simple interest of 8% per annum.  All are to be repaid in 180 days.  An additional 4% interest will be charged after maturity.

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

As a result of the above conversion, total unpaid interest of approximately $755,000 is due as of June 30, 2011, consisting of $235,000 to Mr. Stein, $436,000 to Mr. Spiegel and $84,000 to others.

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
June 30, 2011 and June 30, 2010

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

In addition, unpaid rent and utilities of approximately $213,000 are owed to Mr. Spiegel as of June 30, 2011.

As of June 30, 2011 promissory notes in the amount of $3.2 million are in default and accruing post-maturity interest.

		Promissory Notes and Loans Due To David Spiegel

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	12.00%
December 21, 2009	68,000	June 19. 2010	8.00%	12.00%
December 29, 2009	4,665	July 24, 2010	8.00%	12.00%
April 16, 2010	16,000	October 13, 2010	8.00%	12.00%
June 4, 2010	14,000	December 1, 2010	8.00%	12.00%
August 11, 2010	100,000	February 7, 2011	8.00%	12.00%
April 8, 2011	25,000	October 5, 2011	8.00%	8.00%
	$1,371,665

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and June 30, 2010

		Promissory Notes and Loans Due To Herbert M. Stein

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 2009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16, 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	12.00%
December 21, 2009	83,500	June 19, 2010	8.00%	12.00%
January 25, 2010	79,000	July 24, 2010	8.00%	12.00%
February 22, 2010	66,000	August 21, 1010	8.00%	12.00%
April 16, 2010	86,500	October 13, 2010	8.00%	12.00%
June 4, 2010	116,000	December 1, 2010	8.00%	12.00%
August 11, 2010	45,700	February 7, 2011	8.00%	12.00%
September 22, 2010	6,300	March 21, 2011	8.00%	12.00%
November 18, 2010	9,000	May 17, 2011	8.00%	12.00%
January 6, 2011	20,000	July 5, 2011	8.00%	8.00%
April 8, 2011	130,600	October 5, 2011	8.00%	8.00%
July 6, 2011	43,000	January 2, 2012	8.00%	8.00%
June 28, 2011*	21,000
	$1,665,000

*Date Funds Received

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and June 30, 2010

		Promissory Notes and Loans Due To Others

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

July 28, 2008	$20,000	March 4, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 5, 2009	8.00%	12.00%
February 17, 2009	37,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009*	61,500	October 10, 2009	8.00%	12.00%
May 18, 2009	32,500	November 14, 2009	8.00%	12.00%
November 5, 2009	70,000	May 4, 2010	8.00%	12.00%
December 21, 2009	2,563	June 19, 2010	8.00%	12.00%
June 4, 2010*	20,000	December 1, 2010	12.00%	16.00%
November 18, 2010	126,000	May 17, 2011	8.00%	12.00%
January 6, 2011	75,000	July 5, 2011	8.00%	8.00%
	$451,563

The promissory notes issued to Messrs. Stein, Spiegel and Others from December 11, 2007 through May 17, 2011 for an aggregate of $3.1 million are incurring a post-maturity rate of interest of 12% compounded monthly.  The promissory notes originally were issued with simple interest of 8% per year and were to be repaid in cash after 90 days for the December 11, 2007 and 180 days for the remaining promissory notes.  The effective interest rate for 2010 was approximately 14%, which includes the cost of warrants.

*The promissory notes issued to JAZFund LLC on April 13, 2009 and June 4, 2010 in the amounts of $30,000 and $20,000, respectively, are incurring a post-maturity rate of 16% compounded monthly.  These promissory notes originally were issued with simple interest of 12% per year and were to be repaid in cash after 180 days.

The following tables represent the net payable from promissory notes and loans as of June 30, 2011.

	Officer Loans Herbert M. Stein	Shareholder Loans David Spiegel	Total

Total proceeds from Loans and Promissory Notes	$1,665,000	$1,371,665	$3,036,665
Discount (Fair Market Value of Warrants)	(13,399)	(2,604)	(16,003)
	$1,651,601	$1,369,061	$3,020,662

Loans Others

Total proceeds from Loans Promissory Notes	$451,562
Discount (Fair Market Value of Warrants)	(64)
$451,498

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and June 30, 2010

In connection with the issuance of the promissory notes and the sale of Apogee Technology, Inc. common stock, we issued warrants to purchase additional shares of our common stock.  Each warrant expires three years from issue date with an exercise price of $1.00 per share.  As of June 30, 2011 warrants to purchase forty-one thousand five hundred (41,500) and thirty-two thousand five hundred (32,500) shares of common stock for Mr. Spiegel and Mr. Stein, respectively, expired.  As of June  30, 2011, these warrants represent, in the aggregate, an underlying one three thousand one hundred sixty-six (103,166) shares of common stock for Mr. Spiegel, an underlying two hundred twenty thousand one hundred forty (220,140) shares of common stock for Mr. Stein, an underlying three hundred thirty-four thousand five hundred (334,500) shares of common stock for Mr. Schacter, and an underlying one hundred eighty-four thousand eight hundred six (184,806) shares of common stock for others.  These warrants were issued as additional consideration for the notes.  These warrants include customary terms and include a cashless or net exercise provision for exercise.  Holders of these warrants are not entitled to receive dividends, vote, receive notice of any meetings of stockholders or otherwise have any right as stockholders with respect to their warrant shares.  The values of these warrants were determined by using the Black Scholes valuation model.  Warrants associated with the issuance of the promissory notes were issued at approximately 10% to 100% of the funds received.

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

			David Spiegel

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

July 15, 2008	5,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	$2,714.50
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.54508%	$0.4481	2,240.50
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	3,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	1,200.85
January 6, 2009	8,000	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	3,652.80
March 19, 2009	6,400	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	2,596.48
May 19, 2009	3,500	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	1,500.80
June 10, 2009	2,500	$0.60	3 Years	$1.00	2.00	126.10551%	$0.3959	989.75
July 1, 2009	3,200	$0.87	3 Years	$1.00	1.57	128.93341%	$0.6295	2,014.40
November 5, 2009	10,300	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	7,911.43
December 21, 2009	6,800	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	5,459.72
January 25, 2010	466	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	338.69
April 16, 2010	1,600	$0.90	3 Years	$1.00	1.56	136.43020%	$0.6800	1,088.00
June 4, 2010	1,400	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	523.60
August 11, 2010	10,000	$0.30	3 Years	$1.00	0.81	157.16541%	$0.2115	2,115.00
April 8, 2011	25,000	$0.25	3 Years	$1.00	1.34	177.92758%	$0.1933	4,832.50
Total	103,166							$44,507.07

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and June 30, 2010

			Herbert M. Stein

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

July 15, 2008	3,000	$0.87	3 Years	$1.00	2.70	104.55357%	$0.5429	1,628.70
July 28, 2008	5,000	$0.75	3 Years	$1.00	2.90	104.54508%	$0.4481	2,240.50
August 12, 2008	3,500	$0.75	3 Years	$1.00	2.73	104.93498%	$0.4488	1,570.80
August 27, 2008	3,500	$0.85	3 Years	$1.00	2.58	106.26182%	$0.5331	1,865.85
September 5, 2008	3,500	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	1,891.40
October 27, 2008	2,500	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	857.75
February 2, 2009	3,000	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	1,256.40
February 17, 2009	1,000	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	521.90
March 19, 2009	2,590	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	1,050.76
April 13, 2009	3,300	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,144.77
May 18, 2009	1,200	0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	514.56
July 1, 2009	2,000	$0.87	3 Years	$1.00	1.57	128.93341%	$0.6295	1,259.20
November 5, 2009	4,250	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	3,264.43
December 21, 2009	8,350	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	6,704.22
January 25, 2010	7,900	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	5,741.72
February 22, 2010	6,600	$0.70	3 Years	$1.00	1.48	134.43818%	$0.5011	3,307.26
April 16, 2010	8,650	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	5,882.00
June 4, 2010	11,600	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	4,338.40
August 11, 2010	4,570	$0.30	3 Years	$1.00	0.81	157.16541%	$0.2115	966.56
September 22, 2010	630	$0.45	3 Years	$1.00	0.68	166.23169%	$0.3527	222.20
November 18, 2010	900	$0.35	3 Years	$1.00	0.77	170.06822%	$0.2709	243.81
January 6, 2011	2,000	$0.39	3 Years	$1.00	1.11	171.68808%	$0.3084	616.80
April 8, 2011	130,600	$0.25	3 Years	$1.00	1.34	177.92758%	$0.1933	25,244.98
Total	220,140							$72,334.97

			Robert Schacter et al*

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value

September 5, 2008	14,000	$0.86	3 Years	$1.00	2.44	106.21122%	$0.5404	$7,565.60
October 27, 2008	25,000	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	8,577.50
January 8, 2009	25,000	$0.90	3 Years	$1.00	1.16	108.85621%	$0.5777	14,442.50
February 2, 2009	12,500	$0.70	3 Years	$1.00	1.27	109.04276%	$0.4188	5,235.00
February 17, 2009	12,500	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	6,523.75
March 19, 2009	12,500	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	5,071.25
April 13, 2009	5,000	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	1,734.50
June 10, 2009	6,250	$0.60	3 Years	$1.00	2.00	126.10551%	$0.3959	2,474.38
November 5, 2009	20,000	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	15,362.00
June 4, 2010	25,000	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	9,350.00
June 4, 2010	151,750	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	56,754.50
July 9, 2010	12,500	$0.55	3 Years	$1.00	1.03	156.64976%	$0.4240	5,300.00
September 22, 2010	12,500	$0.45	3 Years	$1.00	0.68	166.23169%	$0.3527	4,408.75
Total	334,500							$142,799.73

*322,500 warrants issued in the name of TYJO Corporation Money Purchase Pension Plan, 6,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Tyler Schacter UTMA/CA and 6,000 warrants issued in the name of Mr. Robert Schacter, as Custodian for Joseph Schacter UTMA/CA.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and June 30, 2010

			Others

		Stock Price			Risk Free
	Number of	At Date of	Term of	Strike	Interest		Value Per
Date of Warrant	Shares	Issuance	Warrant	Price	Rate	Volatility	Warrant	Total Value
July 28, 2008	2,000	$0.75	3 Years	$1.00	2.90	104.54508%	$0.4460	$892.00
October 27, 2008	600	$0.60	3 Years	$1.00	1.83	108.82589%	$0.3431	205.86
January 6, 2009	50	$0.75	3 Years	$1.00	1.10	108.80131%	$0.4566	22.83
February 17, 2009	8,950	$0.83	3 Years	$1.00	1.22	109.04322%	$0.5219	4,671.01
March 19, 2009	50	$0.68	3 Years	$1.00	1.21	109.80676%	$0.4057	20.29
April 13, 2009	10,650	$0.60	3 Years	$1.00	1.27	110.59204%	$0.3469	3,694.49
May 18, 2009	3,200	$0.70	3 Years	$1.00	1.36	111.77410%	$0.4288	1,372.15
May 19 2009	50	$0.70	3 Years	$1.00	1.37	111.74849%	$0.4288	21.44
November 5, 2009	16,000	$1.02	3 Years	$1.00	1.44	131.45892%	$0.7681	12,289.60
December 21, 2009	256	$1.05	3 Years	$1.00	1.42	133.83768%	$0.8029	205.54
January 25, 2010	7,500	$0.96	3 Years	$1.00	1.40	134.80467%	$0.7268	5,451.00
June 4, 2010	27,500	$0.50	3 Years	$1.00	1.17	153.12821%	$0.3740	10,285.00
July 21, 2010	22,500	$0.55	3 Years	$1.00	0.91	156.39589%	$0.4233	9,524.00
September 22, 2010	15,000	$0.45	3 Years	$1.00	0.68	166.23169%	$0.3527	5,290.50
November 18, 2010	63,000	$0.35	3 Years	$1.00	0.77	170.06822%	$0.2709	17,066.70
January 6, 2011	7,500	$0.39	3 Years	$1.00	1.11	171.68808%	$0.3084	2,313.00
Total	184,806							$73,325.41

The carrying value of the notes and loans payable approximate fair value due to their short-term maturity.

Total Warrants issued through August 1, 2011 (net of expired warrants) is 972,112 as detailed below:

Number of Interest
Stock/Note Holder	Warrants Issued
Herbert M. Stein	255,140
David Spiegel	93,166
Robert Schacter et al	334,500
Others	289,306
Total Warrants issued through August 1, 2011	972,112

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and June 30, 2010

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

In addition, Apogee received $45,000 as part of an on-going Private Placement for 45,000 shares of Apogee common stock and warrants to purchase 22,500 shares of Apogee common stock in July of 2010.  Proceeds were $41,850 net of $3,150 in expenses.  These warrants are exercisable immediately upon issuance, for a term of three years at an exercise price of $1.00 per share.

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

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and June 30, 2010

Stock Options

During the three months ended June 30, 2011 and 2010, no stock options were awarded.

8. Related Party Transactions

Apogee rents its facility from an entity controlled by a stockholder for $4,400 per month pursuant to a lease that expired December 31, 2005. Currently, we are renting the facility on a month-to-month basis.  Rent expense was $52,800 for the each fiscal year ended December 31, 2010 and $26,400 as of June 30, 2011.  Rent has been accrued and remains unpaid since January 2009 totaling $132,000 through June 30, 2011.  In addition we owe approximately $81,000 for utilities included in accounts payable.  See also Note 6 – Promissory Notes, Loans and Warrants from Officers and Significant Stockholders.

9. Legal and Related Indemnification Arrangements with our Executives and Others

Apogee assumed and if necessary will continue to assume the final legal costs and related expenses of Herbert M. Stein, in connection with the civil action styled Joseph Shamy vs. Herbert M. Stein, Case No.: 50 2005 CA 007719 XXXXMB.  In this action instituted in the 15th Judicial Circuit in and for Palm Beach County, Florida (the "Court), Joseph Shamy sued Herbert M. Stein, President, Chief Executive Officer and Chairman of the Board of Apogee in connection with Shamy’s purchase of Apogee shares in 2003 and 2004.  In February 2009, in connection with a settlement, the Court entered a Final Judgment against Mr. Stein.  In early January 2010, a filing was made with the Court to memorialize the Total and Complete Satisfaction of Judgment, which states that all sums due under the civil action were fully paid and that the Final Judgment was satisfied and canceled.  Further, the Clerk of the Court was directed to note satisfaction of the Final Judgment and cancellation of all judgments of record in this action. Apogee was not a party to the aforementioned settlement or the satisfaction of the Final Judgment.  Through June 30, 2011, we have incurred approximately $914,000 toward this indemnification.  We did not incur any expenses toward this indemnification for the three and six months ended June 30, 2011.  For the three and six months ended June 30, 2010, we incurred approximately $3,000 toward this indemnification.

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
June 30, 2011 and June 30, 2010

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

On February 9, 2011 we responded to the SEC providing a detailed memorandum including a chronology of events and documentation supporting our claim that we did not misrepresent Mr. Scheuerer’s investment.  On June 24, 2011 we received and signed an Extension Agreement.  On July 6, 2011 the Board of Directors approved the Extension Agreement whereby the loan repayment was extended by 60 days.  In consideration for this extension the Board of Directors approved the issuance of an additional 32,000 in warrants.   See Note 12 – Subsequent Events.

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

11.                            Supplemental Cash Flow Information

We recorded interest expense of approximately $115,000 and $237,000, respectively, for the three and six months ended June 30, 2011, compared to approximately $98,000 and $183,000 for the same periods in 2010, all of which remains unpaid.

APOGEE TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)
 Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and June 30, 2010

12.                            Subsequent Events

Additional Financings

The following table details all financings subsequent to June 30, 2011:

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		of	Interest		Per	of
Note and Warrant*	Note	Date	Interest	Warrants**	Rate	Volatility	Warrant	Warrants
Herbert M Stein
July 21, 2011	6,500		8.00%	6,500
July 29, 2011	13,000		8.00%	13,000

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		Of	Interest		Per	of
Note and Warrant*	Note	Date	Interest	Warrants**	Rate	Volatility	Warrant	Warrants
Friedrich Reiner
July 26, 2011	20,000		8.00%	20,000

	Amount				Risk			Total
Date of	of			Number	Free		Value	Value
Loan or Promissory	Loan or	Maturity		Of	Interest		Per	of
Note and Warrant*	Note	Date	Interest	Warrants**	Rate	Volatility	Warrant	Warrants
Jackie Sommereyns
August 9, 2011	50,000		8.00%	50,000

*   Date funds received

** Proposed terms include the exercise price for the above referenced warrants of $0.75 per share.

Re-Written Promissory Note

On July 6, 2011 we cancelled the $20,000 and $30,000 Promissory Notes for JAZFund LLC and issued a new Promissory Note in the amount of $67,000.   The new Promissory Note included approximately $17,000 of accrued interest.  The new Promissory Note is a 90 day note with interest at 12%.  In connection with the issuance of the new promissory note, we issued warrants to purchase an additional 67,000 shares of our common stock.  The warrant expires three years from issue date with an exercise price of $0.50 per share.  Total warrants outstanding as of June 30, 2011 to JAZFund LLC is 102,000.

Promissory Note Extension

On July 6, 2011 the Board of Directors approved the Extension Agreement that had been signed by both Apogee and Mr. Max Scheuerer by which Mr. Scheuerer granted to apogee a 60 day extension on his Promissory Note.  Subsequently, on August 11, 2011 the Board of Directors approved an additional 30-day extension on his Promissory Note.  In exchange for Mr. Scheuerer’s granting Apogee the two extensions, Apogee agreed to pay interest at 12% retroactive to November 18, 2010 on the $126,000 principal and grant an additional 48,000 3-year warrants each with a strike price of $1.00.  Total warrants outstanding as of June 30, 2011 to Max Scheuerer is 111,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following Management’s Discussion and Analysis of the Company’s Financial Condition and Results of Operations for the three and six-month periods ended June  30, 2011 and June 30, 2010, should be read in conjunction with the Company’s Financial Statements and related footnotes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled ITEM 1A – RISK FACTORS, as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

At June 30, 2011, we had an accumulated deficit of approximately $27.6 million, as compared to a deficit of $25.7 million as of June 30, 2010.  Since re-entering development stage on October 1, 2008, we have an accumulated deficit of approximately $5.7 million, as compared to a deficit of approximately $4.8 million as of December 31, 2010.  Our historical net losses and accumulated deficit (since 1995) result primarily from the costs associated with our efforts to design, develop and market our DDX technology as well as costs associated with our efforts to develop PyraDerm™.

From December 2007 through June 30, 2011, we have received approximately $4.2 million in loans and stock sales.

As of June 30, 2011, we had 6 employees, compared to 6 employees at June 30, 2010.  Effective as of June 9, 2008 through October 31, 2009, 5 of the remaining employees transitioned to part-time status in an effort to reduce human resource costs.  As of November 1, 2009 a majority of employees have returned to full time with the remaining employee returning to full time status effective as of June 14, 2010.  On April 21, 2011 and April 22, 2011, respectively, the Controller and the Chief Financial Officer (“CFO”), were informed that due to the current financial condition of the Company, their work week was cut from five days to four days effective as of April 25, 2011.  Although the Company is currently accruing the Chief Executive Officer’s salary and related taxes, his accrued salary was also reduced by 20% effective as of April 25, 2011.

Subject to additional funding, Apogee’s continued focus remains on developing and growing the Life Science Group.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three-and six-month periods ended June 30, 2011 and 2010 have been derived from our unaudited financial statements. Any trends reflected by the following table may not be indicative of future results.

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2011	2010	2011	2010

Statement of Operations Data:
Revenue	$45,000	$15,000	$65,000	$15,000
Costs and expenses	(339,036)	(355,732)	(709,241)	(684,561)
Other Income (expenses)	(114,023)	144,097	(235,812)	16,786
Net Loss	$(408,059)	$(196,635)	$(880,053)	$(652,775)

Shares Outstanding	13,178,454	13,053,454	13,178,454	13,053,454

Total Assets	$ 180,714	$ 218,980	$ 180,714	$ 218,980
Stockholders’ deficiency	$ (7,613,061)	$ (5,985,528)	$ (7,613,061)	$ (5,985,528)
Loss per share (basic and fully diluted)	$ (0.03)	$ (0.02)	$ (0.07)	$ (0.05)

Cumulative from Re-entering Development Stage on October 1, 2008 through June 30, 2011

Statement of Operations Data:
Revenue	$130,000
Costs and expenses	(4,903,293)
Other Income (expenses)	(908,717)
Net Loss	$(5,682,010)

RESULTS OF OPERATIONS OF THE COMPANY

Revenue Recognition

Consulting and licensing revenue is recognized as services are performed. During the three and six months ended June 30, 2011, respectively, we recognized $45,000 and $65,000 in consulting revenue as a result of achieving certain research milestones in the framework of our collaboration with Children’s Hospital Corporation (“CHB”).

Operating Expenses

Research and Development Costs

Our research and development, or R&D, expenses consist primarily of salaries, development material costs, and external consulting and service costs related to the development and design of new products.  Research and development expenses increased by approximately $40,000, or 53%, to approximately $116,000 for the three months ended June 30, 2011, compared to approximately $76,000 for the three months ended June 30, 2010.  During the six months ended June 30, 2011, R&D expenses increased by approximately $22,000, or 11%, to approximately $220,000, compared to approximately $198,000 for the six months ended June 30, 2010.  The increase in the three and six month comparisons was primarily the result of a $28,000 credit we took on June 30, 2010 of an accrued expense that would never be realized due to the discontinuance of the Health Monitoring Group.

For the three months ended June 30, 2011, human resource costs increased by approximately $3,000, or 4.8%, to approximately $83,000, compared to approximately $80,000 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, human resource costs decreased by approximately $15,000, or 8%, to approximately $167,000, compared to approximately $182,000 for the six months ended June 30, 2010.  Effective as of June 9, 2008, human resource expense was reduced by 20% for most R&D employees as a result of transitioning from full time to part time in order to reduce expenses.  As of June 14, 2010 all of the remaining employees in the R&D Department returned to full time status.

After management review and analysis, it was determined that no patent impairment charges were warranted for the three  and six months ended June 30, 2011 and June 30, 2010. For the three and six months ended June 30, 2011 we expensed approximately $16,000 and $32,000, respectively, in patent related expenses, compared to approximately $14,000 and $26,000 for the three and six months ended June 30, 2010.  This increase of approximately $2,000, or 16% and $6,000, or 24%, respectively was the result of maintaining our current patent applications.

For the three and six months ended June 30, 2011, we maintained a minimal level of R&D spending required for preservation of our intellectual property, maintenance of our technical capabilities and know-how, and support of our technology development in accordance with our licensing agreement.  If we are able to secure additional financing, we anticipate that we will continue to commit resources to research and development activities as our financial position allows, and as a result, R&D costs are expected to increase substantially in the future.

Selling, General and Administrative Costs

General and Administrative costs consist primarily of executive and administrative salaries, professional fees and other associated corporate expenses. Selling, General and Administrative, or SG&A, expenses were approximately $223,000 and $489,000 for the three and six months ended June 30, 2011, respectively, compared to approximately $280,000 and $486,000 for the same periods in 2010.  The decrease of approximately $57,000, or 20% for the three month comparison was primarily the result of a decrease in professional fees partially offset by an increase in human resources.  The increase of approximately $3,000, or 1%, for the six month comparison was primarily attributed to an increase in stock compensation expense as a result of a “true-up” adjustment, a return to full-time status of employees, partially offset by a reduction in professional fees.  Legal fees were reduced with the settlement of the civil action by Joseph Shamy (as described below).

For the three and six months ended June 30, 2011 human resource costs increased to approximately $167,000 and $489,000, respectively compared to approximately $155,000 and $264,000 for the three and six months ended June 30, 2010.  This increase of approximately $12,000, or 8% and $100,000, or 38%, respectively, was primarily due to stock compensation “true-up” adjustments.

As a result of the cost cutting measures taken in April 2011, our employee salaries and related payroll taxes were reduced by approximately $8,000, or 5%, to approximately $140,000 for the three months ended June 30, 2011, compared to approximately $147,000 for the three months ended June 30, 2010.   For the six months ended June 30, 2011, salaries and related taxes increased by approximately $10,000, or 3% as a result of an increase in Herbert Stein’s salary accrual to reflect his full salary partially offset by the 20% reduction in salaries for certain employees as of April 25, 2011.  Stock compensation expense for the three and six months ended June 30, 2011 was approximately $3,000 and $8,000, respectively, compared to approximately $8,000 and $17,000 for the three and six months ended June 30, 2010.  During the three and six months ended June 30, 2011, we recorded “true-up” adjustments to the stock compensation expense of approximately $18,000 and $36,000, respectively, compared to approximately ($10,000) and ($67,000), respectively.  The “true-up” reductions in these expenses for the three and six months ended June 30, 2011 was the result of a lower realized forfeiture rate applied to existing options.

Mr. Herbert M. Stein has not drawn cash compensation from Apogee since June 30, 2009 nor has the Board of Directors received cash compensation since early 2008.  We have accrued Mr. Stein’s salary and related taxes, as well as the Board of Directors’ compensation totaling approximately $592,000 and $134,000, respectively, through June 30, 2011.  On April 21, 2011 and April 22, 2011, respectively, the Controller and Chief Financial Officer, Treasurer and Principal Accounting Officer (“CFO”)’s work week  was cut from five days to four days effective as of April 25, 2011 due to our current financial condition.  Although we are currently accruing The Chief Executive Officer’s salary and related taxes, his accrued salary was also reduced by 20% effective as of April 25, 2011.

Professional expenses decreased by approximately $68,000, or 77%, to approximately $21,000 for the three months ended June 30, 2011, compared to approximately $89,000 for the three months ended June 30, 2010.  For the six months ended June 30, 2011, professional fees decreased by approximately $92,000, or 67%, to approximately $45,000, compared to approximately $137,000 for the six months ended June 30, 2010.  Accounting fees decreased by $15,000, or 136% and $20,000, or 77%, respectively to ($4,000) and $6,000 for the three and six months ended June 30, 2011, compared to approximately $11,000 and $26,000 for the three and six months ended June 30, 2010.  For the three and six months ended June 30, 2011 accounting fees had decreased with the completion of the amended filings processed in 2010 as well as an adjustment offsetting an accrual based on reduced accounting fees for 2010 and estimated for 2011.

For the three months ended June 30, 2011 we did not incur any legal expenses.  This compares to legal expenses of approximately $60,000 for the three months ended June 30, 2010.  For the six months ended June 30, 2011 legal fees decreased by approximately $76,000, or 95%, to approximately $4,000, compared to approximately $80,000 for the six months ended June 30, 2010. Legal fees decreased as a result of the settlement of the SEC situation, as well as, the settlement of the civil action by Joseph Shamy.  See Note 9 to the consolidated financial statements - Legal and Related Indemnification Arrangements with our Executives.

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

Interest Income (Expense)

Interest income includes income from Apogee’s cash and expenses related to its financing activities. During the three and six months ended June 30, 2011 and 2010, we did not generate interest income.

Interest expense resulting from the issuance of promissory notes and related warrants to Mr. Herbert M. Stein, Mr. David Spiegel, Mr. Robert Schacter et al and others was approximately $115,000 and $237,000 for the three and six months ended June 30, 2011respectively, compared to approximately $182,000 and $309,000, after interest converted to Apogee common stock, for the same periods in 2010.  See below for a detail of these expenses.

	Interest Incurred
Name on	3 Months ended June 30,			6 Months ended June 30,
Promissory Note	2011	2010	*	2011	2010	*

David Spiegel	$37,997	$46,656		$87,396	$92,414
Herbert Stein	55,242	49,561		107,017	91,858
Robert Schacter et al	—	—		—	—
Others	21,784	13,208		42,445	26,798
	$115,023	$109,425		$236,858	$211,070

* The amounts referenced, for the three and six months ended June 30, 2010, have been restated as a result of the conversion by Mr. Robert Schacter et al of $12,934 and $31,419 and Mr. Stein’s of $6,175 and $40,734, respectively, of accrued interest.  As of April 15, 2010 Mr. Herbert Stein and Mr. Robert Schacter et al converted accrued interest of $204,098 and $82,024, respectively into Apogee common stock at $1.00 per share.   This transaction resulted in a gain on extinguishment of debt of $32,810 as a result of the interest conversion by Mr. Schacter.  This transaction was recorded as of June 30, 2010.  The interest conversion by Mr. Stein was recorded as a capital transaction and record in Additional Paid-In Capital

Net Loss

Apogee’s net loss for the three months ended June 30, 2011 was approximately $408,000, or $0.03 per basic and diluted common share, compared to a net loss of approximately $197,000, or $0.02 per basic and diluted common share, for the three months ended June 30, 2010.  For the six months ended June 30, 2011, we reported a loss of approximately $880,000, or $0.07 per basic and diluted common share, compared to a net loss of approximately $653,000, or $0.05 per basic and diluted common share, for the six months ended June 30, 2010.  The reduced loss in 2010 was primarily the result of the approximately $325,000 “gain on extinguishment of debt” of the interest and debt conversion of to Apogee common stock by Mr. Schacter at $1 per share.

LIQUIDITY AND CAPITAL RESOURCES

The tables below summarize our outstanding unsecured interest-bearing promissory notes (including amounts subsequent to June 30, 2011) totaling approximately $3.6 million:

		Herbert M. Stein

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$250,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	50,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	35,000	December 13, 2008	8.00%	12.00%
June 18, 2008	40,000	December 15, 2008	8.00%	12.00%
July 15, 2008	30,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	25,000	April 25, 2009	8.00%	12.00%
February 2, 2009	30,000	August 1, 2009	8.00%	12.00%
February 17, 2009	10,000	August 16 2009	8.00%	12.00%
March 19, 2009	25,900	September 15, 2009	8.00%	12.00%
April 13, 2009	33,000	October 10, 2009	8.00%	12.00%
May 18, 2009	12,000	November 14, 2009	8.00%	12.00%
July 1, 2009	20,000	December 28, 2009	8.00%	12.00%
November 5, 2009	42,500	May 4, 2010	8.00%	12.00%
December 21, 2009	83,500	June 19, 2010	8.00%	12.00%
December 30, 2009	27,000	January 25, 2010	8.00%	12.00%
January 7, 2010	15,000	January 25, 2010	8.00%	12.00%
January 8, 2010	10,000	January 25, 2010	8.00%	12.00%
January 14, 2010	27,000	January 25, 2010	8.00%	12.00%
February 12, 2010	66,000	August 21, 2010	8.00%	12.00%
April 16, 2010	86,500	October 13, 2010	8.00%	12.00%
June 4, 2010	116,000	December 1, 2010	8.00%	12.00%
August 11, 2010	45,700	February 7, 2011	8.00%	12.00%
September 22, 2010	6,300	March 21, 2011	8.00%	12.00%
November 18, 2010	9,000	May 17, 2011	8.00%	12.00%
January 6, 2011	20,000	July 5, 2011	8.00%	8.00%
April 8, 2011	130,600	October 5, 2011	8.00%	8.00%
July 6, 2011	43,000	January 12, 2012	8.00%	8.00%
July 21, 2011*	6,500
July 29, 2011*	13,000
	$1,684,500

* Date Funds Received

		David Spiegel

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

December 11, 2007	$150,000	March 10, 2008	8.00%	12.00%
February 21, 2008	100,000	August 19, 2008	8.00%	12.00%
March 20, 2008	100,000	September 16, 2008	8.00%	12.00%
April 1, 2008	50,000	September 28, 2008	8.00%	12.00%
May 15, 2008	50,000	November 11, 2008	8.00%	12.00%
June 16, 2008	65,000	December 13, 2008	8.00%	12.00%
June 18, 2008	50,000	December 15, 2008	8.00%	12.00%
July 15, 2008	50,000	January 11, 2009	8.00%	12.00%
July 28, 2008	50,000	January 24, 2009	8.00%	12.00%
August 12, 2008	35,000	February 8, 2009	8.00%	12.00%
August 27, 2008	35,000	February 23, 3009	8.00%	12.00%
September 5, 2008	35,000	March 4, 2009	8.00%	12.00%
October 27, 2008	35,000	April 25, 2009	8.00%	12.00%
January 6, 2009	80,000	July 5, 2009	8.00%	12.00%
March 19, 2009	64,000	September 15, 2009	8.00%	12.00%
May 19, 2009	35,000	November 15, 2009	8.00%	12.00%
June 10, 2009	25,000	December 7, 2009	8.00%	12.00%
July 1, 2009	32,000	December 28, 2009	8.00%	12.00%
November 5, 2009	103,000	May 4, 2010	8.00%	12.00%
December 21, 2009	68,000	June 19, 2010	8.00%	12.00%
January 25, 2010	4,665	July 24, 2010	8.00%	12.00%
April 16, 2010	16,000	October 13, 2010	8.00%	12.00%
June 4, 2010	14,000	December 1, 2010	8.00%	12.00%
August 11, 2010	100,000	February 7, 2011	8.00%	12.00%
March 29, 2011	25,000	October 5, 2011	8.00%	8.00%
	$1,371,665

		Others

Date of		Maturity	Initial	Current
Promissory Note	Amount	Date	Interest Rate	Interest Rate

July 28, 2008	$20,000	January 24, 2009	8.00%	12.00%
October 27, 2008	6,000	April 25, 2009	8.00%	12.00%
January 6, 2009	500	July 6, 2009	8.00%	12.00%
February 17, 2009	37,000	August 16, 2009	8.00%	12.00%
March 19, 2009	500	September 15, 2009	8.00%	12.00%
April 13, 2009	31,500	October 10, 2009	8.00%	12.00%
May 18, 2009	32,000	November 14, 2009	8.00%	12.00%
May 19, 2009	500	November 15, 2009	8.00%	12.00%
November 5, 2009	70,000	May 4, 2010	8.00%	12.00%
December 21, 2009	2,563	June 19, 2010	8.00%	12.00%
November 18, 2010	126,000	May 17, 2011	8.00%	12.00%
January 6, 2011	75,000	July 5, 2011	8.00%	8.00%
July 6, 2011*	67,000	October 4, 2011	12.00%	12.00%
July 26, 2011**	20,000
August 9, 2011**	50,000
	$538,563

* On July 6, 2011 we cancelled the $20,000 and $30,000 Promissory Notes for JAZFund LLC and issued a new Promissory Note in the amount of $67,000.   The new Promissory Note included approximately $17,000 of accrued interest.  The new Promissory Note is a 90 day note with interest at 12%.  In connection with the issuance of the new promissory note, we issued warrants to purchase additional 67,000 shares of our common stock.  The warrant expires three years from issue date with an exercise price of $1.00 per share.

** Date funds received

As of June 30, 2011, we had cash of approximately 1,000 and a working capital deficit of approximately $7.8 million.  This compares to cash of approximately $20,000 as of December 31, 2010 and a working capital deficit of approximately $6.9 million.  During the three and six months ended June 30, 2011, we received proceeds from loans and unsecured interest-bearing promissory notes totaling $64,000 and $219,600, respectively, compared to approximately $177,000 and $400,500 for the same period in 2010, detailed as follows:

	Combined Loan Amounts
Name on	3 Months ended June 30,		6 Months ended June 30,
Promissory Note	2011	2010	2011	2010

Herbert Stein	$64,000	$145,000	$194,600	$320,500
David Spiegel	—	12,000	25,000	30,000
Robert Schacter et al	—	—	—	—
Other*	—	20,000	—	50,000
	$64,000	$177,000	$219,600	$400,500

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

Net cash used in operating activities for the six-month period ended June 30, 2011 decreased to approximately $216,000 compared to approximately $391,000 in the six month-period ended June 30, 2010.  As of June 30, 2011, our accounts payable and accrued expenses were approximately $4.3 million, of which a majority is composed of professional fees.   We are currently in arrears with loan and interest payments as well as with a majority of our vendors.  Mr. Stein has not drawn cash compensation from Apogee since June 30, 2009, nor has the Board of Directors received cash compensation since early 2008.  We have accrued Mr. Stein’s salary and related taxes as well as the Board of Directors’ compensation.

Net cash used in investing activities for the six months ended June 30, 2011 was approximately $22,000, compared to approximately $83,000 for the six-month period ended June 30, 2010.  This amount is exclusively related to our continued support of existing patent applications related to our Life Science Group.

Net cash provided by financing activities was approximately $220,000 for the six months ended June 30, 2011.  This compares to approximately $476,000 for the six-month period ended June 30, 2010.  During the six-month period ended June 30, 2011, we received the proceeds from unsecured interest bearing promissory notes totaling $219,600 as described above.  See Footnote 6 of the consolidated financials statements - Promissory Notes, Loans and Warrants.   We must raise additional capital to continue operations.

Apogee is in the process of attempting to secure sufficient financing, to pay its indebtedness and to continue operations.  We have been working to obtain financing from outside investors for more than three years, but have not yet been successful.  As of June 30, 2011 approximately $3.2 million in promissory notes are in default.  In the interim, short-term debt financing provided primarily by two of Apogee’s significant shareholders, including Mr. Herbert Stein, our President, Chief Executive Officer and Chairman of the Board of Directors and Mr. David Spiegel, as well as and others, is being utilized to preserve our intellectual property, maintain our technical capabilities and know-how, and support our technology development in accordance with our licensing agreement.  Due to the early stages of development of our products technology, we cannot estimate at this time the amounts of cash and length of time that will be required to bring our products under development to market.  It is expected that such costs will be funded not only by external financing, but also through partnership activities.  Additionally, deferrals of capital expenditures and reduced general spending have been instituted until such time as financing is secured.  We do not expect any significant changes in the number of employees until funding has been secured, if ever.  If we are unable to generate or obtain financing, we will be required to further curtail our operations, including a reduction in the number of employees, or cease conducting business.

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

Valuation/Impairment of Long-Lived Assets

Property, plant and equipment, patents and trademarks are amortized over their estimated useful lives. Useful lives are based on management’s estimates over the period that such assets will potentially generate.  In accordance with ASC Topic 360, "Property, Plant and Equipment," long-lived assets to be held and used are reviewed to determine whether any events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  The conditions considered include whether or not the asset is in service, has become obsolete, or whether external market circumstances indicate that the carrying amount may not be recoverable.  We recognize a loss for the difference between the estimated fair value of the asset and the carrying amount. The fair value of the asset is measured using either available market prices or estimated discounted cash flows.  Future adverse changes in market conditions or poor operating results of underlying capital investments or certain assets could result in losses or an inability to recover the carrying value of such assets, thereby possibly requiring an impairment charge in the future.  Based on our analysis, no asset impairment charges were considered necessary for the three and six months ended June 30, 2011.  We amortize the balance of our patent applications over five years, which resulted in charges of $16,000 and $32,000 for the three and six months ended June 30, 2011, compared to approximately $14,000 and $26,000 for the same periods in 2010.

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

Legal Fees

We record legal costs (such as fees and expenses of outside legal counsel and other service providers) when incurred or when it is probable that a liability has been incurred on or before the balance sheet date and the amount can be reasonably estimated if invoices have not been received.  Legal Fees decreased for the three and six months ended June 30, 2011with the settlement of the current SEC investigation, the settlement of the civil action by Joseph Shamy against our President, Chief Executive Officer and Chairman of the Board of Directors and an overall decrease in activities requiring legal review.

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

ITEM 3 – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Apogee’s financial instruments include: cash, loans and accounts payable.  At June 30, 2011 the carrying value of our cash, loans and accounts payable approximate fair values given the short maturity of these instruments.

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

On February 9, 2011 we responded to the SEC providing a detailed memorandum including a chronology of events and documentation supporting our claim that we did not misrepresent Mr. Scheuerer’s investment.  On June 24, 2011 we received and signed an Extension Agreement.  On July 6, 2011 the Board of Directors approved the Extension Agreement that had been signed by both Apogee and Mr. Max Scheuerer by which Mr. Scheuerer granted to apogee a 60 day extension on his Promissory Note.  In exchange for Mr. Scheuerer’s granting Apogee the extension, Apogee agreed to pay interest at 12% retroactive to November 18, 2010 on the $126,000 principal and grant an additional 32,000 3-year warrants each with a strike price of $1.00.

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

RISKS RELATED TO OUR BUSINESS

WE REQUIRE ADDITONAL CAPITAL TO CONTINUE OPERATIONS AND HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES.

As of June 30, 2011, we had approximately $1,000 in cash, a stockholders’ deficiency of approximately $7.6 million, an accumulated deficit of approximately $27.6 million and a working capital deficiency of approximately $7.8 million.  We had a net loss of approximately $408,000 and $880,000 for the three and six months ended June 30, 2011, compared to net loss of approximately $197,000 and $653,000 for the three and six months ended June 30, 2010.  In the fiscal year ended December 31, 2010, we recorded a net loss of approximately $1.6 million.

We have substantial debt and interest obligations and expect to incur additional debt to the extent available, to maintain our operations. As of June 30, 2011, subsequent to the conversion of $615,000 of promissory notes into 615,000 shares of Apogee Common Stock at $1.00 per share, we had approximately $3.5 million in promissory notes and loans outstanding to a significant shareholder, our President, Chief Executive Officer and Chairman of the Board of Directors, individual investors and others.  These promissory notes are payable upon demand, not subject to any premium or penalty for prepayment, bear simple interest of 8% or for JAZFund LLC 12% per annum until maturity.  An additional 4% interest compounded monthly is charged on all post-maturity notes.  We are currently in default on substantially all of the promissory notes.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2011, our unregistered sales of equity securities were reported on Current Reports on Form 8-K.  See Note 7 – Stockholders’ Deficiency - Promissory Note Conversion.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2011, subsequent to the conversion of promissory notes by Mr. Robert Schacter et al and Mr. Friedrich Reiner, $3,173,628 was in default and accruing post-maturity interest. The promissory notes listed below now bear interest at 12% with the exception of two promissory notes which now bear interest at 16%, the interest after maturity, are payable on demand, and are compounded monthly as a result of non-payment at maturity date.

David Spiegel
		Amount
		Accruing Post
Date of	Maturity	Maturity Interest
Promissory Note	Date	Interest at 12%

December 12, 2007	March 10, 2008	$150,000
February 21, 2008	August 19, 2008	100,000
March 20, 2008	September 16, 2008	100,000
April 1, 2008	September 28, 2008	50,000
May 15, 2008	November 11, 2008	50,000
June 16, 2008	December 13, 2008	65,000
June 18, 2008	December 15, 2008	50,000
July 15, 2008	January 11, 2009	50,000
July 28, 2008	January 24, 2009	50,000
August 12, 2008	February 8, 2009	35,000
August 27, 2008	February 23, 2009	35,000
September 5, 2008	March 4, 2009	35,000
October 27,2008	April 25 ,2009	35,000
January 9, 2009	July 5, 2009	80,000
March 19, 2009	September 15, 2009	64,000
May 19, 2009	November 15, 2009	35,000
June 10, 2009	December 7, 2009	25,000
July 1, 2009	December 28, 2009	32,000
November 5, 2009	May 4, 2010	103,000
December 21, 2009	June 19, 2010	68,000
January 25, 2010	July 24, 2010	4,665
April 16, 2010	October 13, 2010	16,000
June 4, 2010	December 1, 2010	14,000
August 11, 2010	February 7, 2011	100,000
Total		$1,346,665

Herbert M. Stein
		Amount
		Accruing Post
Date of	Maturity	Maturity Interest
Promissory Note	Date	Interest at 12%

December 12, 2007	March 10, 2008	$250,000
February 21, 2008	August 19, 2008	100,000
March 20, 2008	September 16, 2008	50,000
April 1, 2008	September 28, 2008	50,000
May 15, 2008	November 11, 2008	50,000
June 16, 2008	December 13, 2008	35,000
June 18, 2008	December 15, 2008	40,000
July 15, 2008	January 11, 2009	30,000
July 28, 2008	January 24, 2009	50,000
August 12, 2008	February 8, 2009	35,000
August 27, 2008	February 23, 2009	35,000
September 5, 2008	March 4, 2009	35,000
October 27, 2008	April 25, 2009	25,000
February 2, 2009	August 1, 2009	30,000
February 17, 2009	August 16, 2009	10,000
March 19, 2009	September 15, 2009	25,900
April 13, 2009	October 10, 2009	33,000
May 18, 2009	November 14, 2009	12,000
July 1, 2009	December 28, 2009	20,000
November 5, 2009	May 4, 2010	42,500
December 21, 2009	June 19, 2010	83,500
January 25, 2010	July 24, 2010	79,000
February 22, 2010	August 21, 2010	66,000
April 16, 2010	October 13, 2010	86,500
June 4, 2010	December 1, 2010	116,000
August 11, 2010	February 7, 2011	45,700
September 22, 2010	March 21, 2011	6,300
November 18, 2010	November 18, 2010	9,000
Total		$1,450,400

Others
		Amount
		Accruing Post
Date of	Maturity	Maturity Interest
Promissory Note	Date	Interest at 12%

July 28, 2008	January 24, 2009	$20,000
October 27, 2008	April 25, 2009	6,000
January 6, 2009	July 5, 2009	500
February 17, 2009	August 16, 2009	37,000
March 19, 2009	September 15, 2009	500
April 13, 2009	October 10, 2009	31,500
April 13, 2009*	October 10, 2009	30,000
May 18, 2009	November 14, 2009	32,000
May 19, 2009	November 15, 2009	500
November 5, 2009	May 4, 2010	70,000
December 21, 2009	June 19, 2010	2,563
June 10, 2010*	December 1, 2010	20,000
November 18, 2010*	May 17, 2011	126,000
Total		$376,563

* Post maturity interest at 16% for JAZFund LLC

ITEM 4 – (REMOVED AND RESERVED)

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

(a)                Exhibits:

Exhibit
Number	Description
10.1+	Promissory Note dated as of April 8, 2011 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, April 12, 2011.)
10.2+	Promissory Note dated as of April 8, 2011 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, April 12, 2011.)
10.3+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, April 12, 2011.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

+ Previously filed as indicated.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

Date: August 15, 2011	By:	/s/	Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: August 15, 2011	By:	/s/	Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial Officer and Vice President of Finance
(principal financial officer and principal accounting officer)