Form 10-Q/A
period 2011-06-30
APOGEE TECHNOLOGY INC
filed 2011-08-24
CIK 823876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment 1
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

EXPLANATORY NOTE

Apogee Technology, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 15, 2011, for the sole purpose of furnishing the XBRL Interactive Data Files as Exhibit 101.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

* Post maturity interest at 16% for JAZFund LLC

ITEM 4 – (REMOVED AND RESERVED)

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

(a)                Exhibits:

Exhibit
Number	Description
10.1+	Promissory Note dated as of April 8, 2011 by and between Apogee Technology, Inc. and Herbert M. Stein. (Previously filed on a Current Report on Form 8-K, April 12, 2011.)
10.2+	Promissory Note dated as of April 8, 2011 by and between Apogee Technology, Inc. and David Spiegel. (Previously filed on a Current Report on Form 8-K, April 12, 2011.)
10.3+	Form of Warrant. (Previously filed on a Current Report on Form 8-K, April 12, 2011.)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Extension Presentation Linkbase Document

+ Previously filed as indicated.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APOGEE TECHNOLOGY, INC.

Date: August 24, 2011	By:	/s/	Herbert M. Stein
Name: Herbert M. Stein
Title: Chairman of the Board,
President, Chief Executive Officer
(principal executive officer)

APOGEE TECHNOLOGY, INC.

Date: August 24, 2011	By:	/s/	Paul J. Murphy
Name: Paul J. Murphy
Title: Chief Financial Officer and Vice President of Finance
(principal financial officer and principal accounting officer)